Form 10-Q
period 2015-06-30
People's Utah Bancorp
filed 2015-08-14
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37416

PEOPLE’S UTAH BANCORP

(Exact name of registrant as specified in its charter)

UTAH	87-0622021
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1 East Main Street, American Fork, Utah	84095
(Address of principal executive offices)	(Zip Code)

(801) 642-3998

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on July 31, 2015 was 17,465,299. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
ASSETS
Cash and due from banks	$18,465	$30,277
Interest bearing deposits	113,535	16,701
Federal funds sold	5,064	724
Total cash and cash equivalents	137,064	47,702
Investment securities:
Available for sale, at fair value	276,398	295,637
Held to maturity, at historical cost	37,799	35,202
Total investment securities	314,197	330,839
Non-marketable equity securities	1,644	2,628
Loans held for sale	9,322	12,272
Loans:
Loans held for investment	991,422	940,457
Less allowance for loan losses	(15,655)	(15,151)
Total loans held for investment, net	975,767	925,306
Premises and equipment, net	22,753	21,608
Accrued interest receivable	5,338	5,253
Deferred income tax assets	7,697	7,682
Other real estate owned	615	1,673
Bank-owned life insurance	6,749	6,657
Other assets	7,713	5,505
Total assets	$1,488,859	$1,367,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$387,971	$327,075
Interest bearing deposits	886,819	872,158
Total deposits	1,274,790	1,199,233
Short-term borrowings	2,334	1,496
Accrued interest payable	314	343
Dividends payable	—	2,066
Other liabilities	9,850	6,328
Total liabilities	1,287,288	1,209,466
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,452,101 and 14,758,121 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	175	148
Additional paid-in capital	66,425	31,137
Retained earnings	134,170	125,595
Accumulated other comprehensive income	801	779
Total shareholders’ equity	201,571	157,659
Total liabilities and shareholders’ equity	$1,488,859	$1,367,125

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$14,346	$12,469	$28,155	$24,734
Interest and dividends on investments	1,297	1,668	2,747	3,356
Total interest income	15,643	14,137	30,902	28,090
Interest expense	740	807	1,500	1,639
Net interest income	14,903	13,330	29,402	26,451
Provision for loan losses	450	350	600	500
Net interest income after provision for loan losses	14,453	12,980	28,802	25,951
Non-interest income
Service charges on deposit accounts	614	708	1,257	1,413
Card processing	1,066	1,063	2,068	2,059
Mortgage banking	2,025	1,701	3,797	3,035
Other operating	438	356	1,165	1,138
Total non-interest income	4,143	3,828	8,287	7,645
Non-interest expense
Salaries and employee benefits	7,308	7,038	14,502	13,744
Occupancy, equipment and depreciation	955	892	1,945	1,861
Data processing	848	772	1,537	1,545
FDIC premiums	191	195	378	407
Card processing	534	564	1,004	1,066
Other real estate owned	40	312	57	318
Marketing and advertising	204	177	377	383
Merger-related expenses	—	615	—	615
Other	1,403	1,489	2,902	2,881
Total non-interest expense	11,483	12,054	22,702	22,820
Income before income tax expense	7,113	4,754	14,387	10,776
Income tax expense	2,449	1,693	4,925	3,838
Net income	$4,664	$3,061	$9,462	$6,938
Earnings per common share
Basic	$0.31	$0.20	$0.63	$0.47
Diluted	$0.30	$0.20	$0.61	$0.46
Weighted average common shares outstanding:
Basic	15,197,106	14,646,893	14,984,885	14,637,516
Diluted	15,684,499	15,054,729	15,493,816	15,062,494

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$4,664	$3,061	$9,462	$6,938
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	(1,331)	1,243	38	1,849
Tax effect	(502)	542	16	717
Unrealized holding gains (losses) on securities available for sale, net of tax	(829)	701	22	1,132
Total comprehensive income	$3,835	$3,762	$9,484	$8,070

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except share data)	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2014	14,615,310	$146	$30,149	$113,933	$(556)	$143,672
Comprehensive income	—	—	—	6,938	1,132	8,070
Cash dividends declared ($0.08 per share)	—	—	—	(1,177)	—	(1,177)
Share-based compensation	—	—	78	—	—	78
Exercise of stock options	92,346	1	452	—	—	453
Balance as of June 30, 2014	14,707,656	$147	$30,679	$119,694	$576	$151,096
Balance as of January 1, 2015	14,758,121	148	31,137	125,595	779	157,659
Comprehensive income	—	—	—	9,462	22	9,484
Cash dividends declared ($0.06 per share)	—	—	—	(887)	—	(887)
Share-based compensation	—	—	218	—	—	218
Issuance of common shares	2,657,000	27	34,870	—	—	34,897
Exercise of stock options	36,980	—	200	—	—	200
Balance as of June 30, 2015	17,452,101	$175	$66,425	$134,170	$801	$201,571

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$9,462	$6,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	500
Depreciation and amortization	1,250	1,091
Net gain on sales of other real estate owned	(160)	(45)
Deferred income taxes	(533)	542
Net amortization of securities discounts and premiums	1,536	1,351
Other	701	(498)
Gain on sale of loans held for sale	(2,792)	(2,321)
Originations of loans held for sale	(117,106)	(91,622)
Proceeds from sale of loans held for sale	122,848	96,061
Net changes in:
Accrued interest receivable	(2,300)	(423)
Other assets	(85)	(88)
Accrued interest payable	(29)	(28)
Other liabilities	3,522	(572)
Net cash provided by operating activities	16,914	10,886
Cash flows from investing activities:
Net change in loans held for investment	(51,061)	(19,079)
Purchase of available-for-sale securities	(39,233)	(97,604)
Purchase of held-to-maturity securities	(9,960)	(10,587)
Proceeds from maturities/sales of available-for-sale securities	57,105	73,589
Proceeds from maturities of held-to-maturity securities	7,231	3,742
Purchase of premises and equipment	(2,375)	(510)
Proceeds from sale of other real estate owned, net of improvements	1,218	2,305
Proceeds from sale of non-marketable equity securities	984	52
Net cash used in investing activities	(36,091)	(48,092)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	60,896	17,408
Net increase in interest bearing deposits	14,661	(3,576)
Issuance of common shares	34,897	—
Proceeds related to exercise of stock options	200	453
Net change in short-term borrowings	838	214
Cash dividends paid	(2,953)	—
Net cash provided by financing activities	108,539	14,499
Net change in cash and cash equivalents	89,362	(22,707)
Cash and cash equivalents, beginning of period	47,702	94,406
Cash and cash equivalents, end of period	$137,064	$71,699
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,380	$1,513
Income taxes paid	$5,370	$4,005
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$—	$242
Unrealized gains (losses) on securities available for sale	$37	$1,883

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The interim consolidated financial statements include the accounts of People’s Utah Bancorp, Inc. (“PUB” or the “Company”), together with its subsidiary banks, Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”) (collectively the “Banks”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2014 and 2013. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired through foreclosure, acquired loans and deposits, deferred tax assets, goodwill, and share-based compensation.

Earnings per share — Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares includes shares that may be issued by the Company for outstanding stock options determined using the treasury stock method and for all outstanding restricted stock units (“RSU”).

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Numerator
Net income	$4,664	$3,061	$9,462	$6,938
Denominator
Weighted-average number of common shares outstanding	15,197,106	14,646,893	14,984,885	14,637,516
Incremental shares assumed for stock options and RSUs	487,393	407,836	508,931	424,978
Weighted-average number of dilutive shares outstanding	15,684,499	15,054,729	15,493,816	15,062,494
Basic earnings per common share	$0.31	$0.20	$0.63	$0.47
Diluted earnings per common share	$0.30	$0.20	$0.61	$0.46

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
(in thousands)	Amortized Cost	Gross Unrealized Gain	Less Than 12 Months	12 Months or Longer	Fair Value
As of June 30, 2015
U.S. Government-sponsored securities	$42,311	$60	$(22)	$—	$42,349
Municipal securities	43,522	1,035	(56)	—	44,501
Mortgage-backed securities	179,290	1,244	(488)	(474)	179,572
Corporate securities	9,988	40	—	(52)	9,976
	$275,111	$2,379	$(566)	$(526)	$276,398
As of December 31, 2014
U.S. Government-sponsored securities	$43,170	$20	$(114)	$(42)	$43,034
Municipal securities	48,965	1,377	(34)	—	50,308
Mortgage-backed securities	192,265	889	(723)	(347)	192,084
Corporate securities	9,988	354	—	(131)	10,211
	$294,388	$2,640	$(871)	$(520)	$295,637

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
(in thousands)	Amortized Cost	Gross Unrealized Gain	Less Than 12 Months	12 Months or Longer	Fair Value
As of June 30, 2015
Municipal securities	$35,567	$95	$(100)	$(2)	$35,560
Certificates of deposit	2,232	7	—	—	2,239
	$37,799	$102	$(100)	$(2)	$37,799
As of December 31, 2014
Municipal securities	$32,970	$116	$(18)	$(3)	$33,065
Certificates of deposit	2,232	—	(3)	—	2,229
	$35,202	$116	$(21)	$(3)	$35,294

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at June 30, 2015, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$11,079	$11,149	$4,988	$4,992
After one year through five years	69,395	70,073	21,699	21,683
After five years through ten years	58,112	58,301	11,112	11,124
After ten years	136,525	136,875	—	—
	$275,111	$276,398	$37,799	$37,799

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

As of June 30, 2015 and December 31, 2014, the Company held 128 and 141 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Loans held for investment:
Commercial real estate loans:
Real estate term	$539,486	$521,536
Construction and land development	163,689	155,117
Total commercial real estate loans	703,175	676,653
Commercial and industrial loans	205,787	178,116
Consumer loans:
Residential and home equity	70,463	73,515
Consumer and other	15,619	15,421
Total consumer loans	86,082	88,936
Total gross loans	995,044	943,705
Less:
Net deferred loan fees	(3,622)	(3,248)
Total loans	991,422	940,457
Less: allowance for loan losses	(15,655)	(15,151)
Total loans held for investment, net	$975,767	$925,306

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30, 2015
(in thousands)	Real Estate Term	Construction and Land Development	Commercial and Industrial	Residential and Home Equity	Consumer and Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	(65)	(364)	1,004	(26)	51	600
Deductions:
Gross loan charge-offs	(1)	(245)	(34)	—	(121)	(401)
Recoveries	69	36	116	47	37	305
Net loan charge-offs	68	(209)	82	47	(84)	(96)
Balance at end of period	$5,184	$3,852	$5,694	$692	$233	$15,655

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Year Ended December 31, 2014
(in thousands)	Real Estate Term	Construction and Land Development	Commercial and Industrial	Residential and Home Equity	Consumer and Other	Total
Balance at beginning of period	$7,268	$2,915	$3,105	$838	$264	$14,390
Additions: Provisions for loan losses	(1,880)	1,171	2,361	(188)	236	1,700
Deductions:
Gross loan charge-offs	(705)	(26)	(949)	(16)	(356)	(2,052)
Recoveries	498	365	91	37	122	1,113
Net loan charge-offs	(207)	339	(858)	21	(234)	(939)
Balance at end of period	$5,181	$4,425	$4,608	$671	$266	$15,151

Non-accrual loans are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans, not troubled debt restructured:
Real estate term	$5,241	$1,465
Construction and land development	355	578
Commercial and industrial	979	1,787
Residential and home equity	158	428
Consumer and other	4	63
Total non-accrual loans, not troubled debt restructured	6,737	4,321
Troubled debt restructured loans, non-accrual:
Real estate term	1,067	1,106
Construction and land development	839	933
Commercial and industrial	23	1,200
Residential and home equity	—	289
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,929	3,528
Total non-accrual loans	$8,666	$7,849

Troubled debt restructured loans are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Accruing troubled debt restructured loans	$7,722	$8,399
Non-accrual troubled debt restructured loans	1,929	3,528
Total troubled debt restructured loans	$9,651	$11,927

A restructured loan is considered a troubled debt restructured loan (“TDR”), if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that it would not otherwise consider. Each TDR loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due and Non-accrual	Total Past-Due	Total Loans
Commercial real estate:
Real estate term	$532,201	$978	$6,307	$7,285	$539,486
Construction and land development	159,230	3,265	1,194	4,459	163,689
Total commercial real estate	691,431	4,243	7,501	11,744	703,175
Commercial and industrial	204,161	623	1,003	1,626	205,787
Consumer:
Residential and home equity	69,725	580	158	738	70,463
Consumer and other	15,271	335	13	348	15,619
Total consumer	84,996	915	171	1,086	86,082
Total gross loans	$980,588	$5,781	$8,675	$14,456	$995,044

	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due and Non-accrual	Total Past-Due	Total Loans
Commercial real estate:
Real estate term	$514,873	$4,092	$2,571	$6,663	$521,536
Construction and land development	150,906	2,700	1,511	4,211	155,117
Total commercial real estate	665,779	6,792	4,082	10,874	676,653
Commercial and industrial	173,679	1,450	2,987	4,437	178,116
Consumer:
Residential and home equity	71,616	1,182	717	1,899	73,515
Consumer and other	14,970	373	78	451	15,421
Total consumer	86,586	1,555	795	2,350	88,936
Total gross loans	$926,044	$9,797	$7,864	$17,661	$943,705

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a loan grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications.

Definitions of Pass, Special Mention, Substandard and Doubtful are summarized as follows:

Pass: A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is considered remote.

Special Mention: A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Company is currently protected and loss is considered unlikely and not imminent.

Substandard: A Substandard asset is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well defined weaknesses and are characterized by the distinct possibility that the Company may sustain some loss if deficiencies are not corrected.

Doubtful: A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2015
(in thousands)	Pass	Special Mention	Substandard and Doubtful	Total Loans	Total Allowance
Commercial real estate:
Real estate term	$508,257	$20,142	$11,087	$539,486	$5,184
Construction and land development	154,678	3,901	5,110	163,689	3,852
Total commercial real estate	662,935	24,043	16,197	703,175	9,036
Commercial and industrial	196,932	4,870	3,985	205,787	5,694
Consumer loans:
Residential and home equity	65,636	1,860	2,967	70,463	692
Consumer and other	15,397	49	173	15,619	233
Total consumer	81,033	1,909	3,140	86,082	925
Total	$940,900	$30,822	$23,322	$995,044	$15,655

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard and Doubtful	Total Loans	Total Allowance
Commercial real estate:
Real estate term	$492,239	$22,019	$7,278	$521,536	$5,181
Construction and land development	141,526	7,110	6,481	155,117	4,425
Total commercial real estate	633,765	29,129	13,759	676,653	9,606
Commercial and industrial	167,745	4,874	5,497	178,116	4,608
Consumer loans:
Residential and home equity	67,506	2,484	3,525	73,515	671
Consumer and other	15,178	11	232	15,421	266
Total consumer	82,684	2,495	3,757	88,936	937
Total	$884,194	$36,498	$23,013	$943,705	$15,151

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	June 30, 2015
(in thousands)	Real Estate Term	Construction and Land Development	Commercial and Industrial	Residential and Home Equity	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$725	$94	$948	$144	$15	$1,926
Collectively evaluated for impairment	4,459	3,758	4,746	548	218	13,729
Total	$5,184	$3,852	$5,694	$692	$233	$15,655
Outstanding loan balances:
Individually evaluated for impairment	$14,549	$4,731	$4,360	$3,343	$31	$27,014
Collectively evaluated for impairment	524,937	158,958	201,427	67,120	15,588	968,030
Total gross loans	$539,486	$163,689	$205,787	$70,463	$15,619	$995,044

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2014
(in thousands)	Real Estate Term	Construction and Land Development	Commercial and Industrial	Residential and Home Equity	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$519	$613	$977	$134	$—	$2,243
Collectively evaluated for impairment	4,662	3,812	3,631	537	266	12,908
Total	$5,181	$4,425	$4,608	$671	$266	$15,151
Outstanding loan balances:
Individually evaluated for impairment	$10,409	$5,811	$5,627	$3,381	$33	$25,261
Collectively evaluated for impairment	511,127	149,306	172,489	70,134	15,388	918,444
Total gross loans	$521,536	$155,117	$178,116	$73,515	$15,421	$943,705

Information on impaired loans is summarized as follows:

	June 30, 2015
		Recorded investment
(in thousands)	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate:
Real estate term	$15,015	$11,715	$2,834	$14,549	$725
Construction and land development	6,533	4,491	240	4,731	94
Total commercial real estate	21,548	16,206	3,074	19,280	819
Commercial and industrial	4,959	2,622	1,738	4,360	948
Consumer:
Residential and home equity	3,536	2,466	877	3,343	144
Consumer and other	60	16	15	31	15
Total consumer	3,596	2,482	892	3,374	159
Total	$30,103	$21,310	$5,704	$27,014	$1,926

	December 31, 2014
		Recorded investment
(in thousands)	Unpaid Principal Balance	With No Allowance	With Allowance	Total Recorded Investment	Related Allowance
Commercial real estate:
Real estate term	$11,588	$8,440	$1,969	$10,409	$519
Construction and land development	7,601	3,721	2,090	5,811	613
Total commercial real estate	19,189	12,161	4,059	16,220	1,132
Commercial and industrial	6,066	4,043	1,584	5,627	977
Consumer:
Residential and home equity	3,604	2,772	609	3,381	134
Consumer and other	62	33	—	33	—
Total consumer	3,666	2,805	609	3,414	134
Total	$28,921	$19,009	$6,252	$25,261	$2,243

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans was as follows:

	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognition	Average Recorded Investment	Interest Income Recognition
Commercial real estate:
Real estate term	$12,479	$215	$15,010	$501
Construction and land development	5,271	146	8,858	353
Total commercial real estate	17,750	361	23,868	854
Commercial and industrial	4,994	92	7,003	253
Consumer:
Residential and home equity	3,362	69	3,985	131
Consumer and other	32	1	35	2
Total consumer	3,394	70	4,020	133
Total	$26,138	$523	$34,891	$1,240

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $663,000 and $688,000 at June 30, 2015 and December 31, 2014, respectively. Available lines of credit for loans and credit cards to affiliates were $825,000 at June 30, 2015.

Note 4 — Income Taxes

Income tax expense was $4.9 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate was 34.2% and 35.6% for the six months ended June 30, 2015 and 2014, respectively.

Note 5 — Commitments and Contingencies

Commitments to extend credit — In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and unused credit card lines, which are not included in the accompanying consolidated financial statements. The Company’s exposure to credit loss in the event of non-performance by other parties to the financial instruments for commitments to extend credit and unused credit card lines is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Contractual amounts of off-balance sheet financial instruments were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit, including unsecured commitments of $11,893 and $11,357 as of June 30, 2015 and December 31, 2014, respectively	$342,852	$278,966
Stand-by letters of credit and bond commitments, including unsecured commitments of $904 and $558 as of June 30, 2015 and December 31, 2014, respectively	35,261	27,619
Unused credit card lines, all unsecured	25,894	26,385

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Commitments and Contingencies – Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unused credit card lines are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 11.32% at December 31, 2014 to 14.09% as of June 30, 2015. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of June 30, 2015 and December 31, 2014 were $6.1 million and $6.5 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 7 — Shareholders’ Equity

The Company completed an initial public offering in June 2015 and raised additional capital of $34.9 million, net of underwriting discounts and offering costs. In June 2014, the Board of Directors declared and paid a semi-annual dividend of $0.08 per share, totaling $1.2 million. Additionally, in December 2014, the Board of Directors declared a semi-annual dividend of $0.14 per share for $2.1 million, which was paid in January 2015. In April 2015, the Board of Directors declared a quarterly dividend for the first quarter of 2015 of $0.06 per share which was paid in May 2015. Subsequent to June 30, 2015, the Board of Directors declared a quarterly dividend for the second quarter of 2015 of $0.06 per share totaling $1.0 million, which was paid on August 14, 2015.

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In June 2014, the Board of Directors (“Board”) and shareholders of the Company approved a share-based incentive plan (the “2014 Plan”). The 2014 Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the 2014 Plan is 800,000 common shares. The share-based awards are granted to participants under both plans at a price not less than the fair value on the date of grant and for terms of up to ten years. The 2014 Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

On January 1, 2015, the Company granted options for the purchase of 159,240 common shares, which had an exercise price of $12.10 per share and a fair value as of the date of grant of $2.89 per share. The options generally vest over three years. The Company also issued Restricted Stock Units (“RSU’s”) for 36,522 common shares which had a fair value of $12.10 per share and generally vest over three years. The Company recorded share-based compensation expense of $218,000 and $78,000 for the six months ended June 30, 2015 and 2014, respectively. Subsequent to June 30, 2015 the Company issued 24,696 stock options and 1,764 RSU’s to non-employee members of the Board of Directors. The options had an exercise price of $17.00 per share and a fair value as of the date of grant of $2.47 per share and the RSU’s had a fair value of $17.00 per share. The options and RSU’s vest over one year.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Fair Value

Fair value measurements — Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, U.S. generally accepted accounting principles has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

Level 3

Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation methodology:

Investment securities, available for sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, and accordingly, are classified as Level 2 or 3. The Company has categorized its available-for-sale investment securities as Level 1 or 2.

Impaired loans and other real estate owned — Fair value applies to loans and other real estate owned measured for impairment. Impaired loans are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The Company has categorized its impaired loans and other real estate owned as Level 2.

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,033	$274,365	$—	$276,398
Fair valued on a non-recurring basis:
Impaired loans	—	3,778	—	3,778
Other real estate owned	—	—	—	—

As of December 31, 2014
Fair valued on a recurring basis:
Investment securities available for sale	$2,030	$293,607	$—	$295,637
Fair valued on a non-recurring basis:
Impaired loans	—	4,009	—	4,009
Other real estate owned	—	126	—	126

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Fair Value – Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

December 31, 2014	Carrying Value	Estimated Fair Value
Financial Assets
Net loans held for investment	$925,306	$925,367
Financial Liabilities
Interest bearing deposits	872,158	873,928

The fair values of financial assets and liabilities as of June 30, 2015 were not presented because the assumptions used to estimate fair values have not changed significantly from those used at December 31, 2014.

The above summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents, held-to-maturity securities (see Note 2), loans held for sale, bank-owned life insurance, accrued interest receivable and FHLB stock. For financial liabilities, these include non-interest bearing deposits, short-term borrowings, and accrued interest payable. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees as of June 30, 2015 and December 31, 2014 was insignificant.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Net loans — The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

Interest bearing deposits — The fair value of interest bearing deposits is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates. Further, certain financial instruments and all non-financial instruments are excluded from the applicable disclosure requirements. Therefore, the fair value amounts shown in the table do not, by themselves, represent the underlying value of the Company as a whole.

Item 2. Management’s s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of People’s Utah Bancorp’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the completion of this offering. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future final conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the prospectus related to our initial public offering dated June 10, 2015 (our “IPO Prospectus”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our IPO Prospectus.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Please take into account that forward-looking statements speak only as of the date of Form 10-Q. We do not undertake any obligation to release publicly our revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have 18 banking branches operated through our two wholly-owned banking subsidiaries, BAF and LSB, which began offering banking services in 1913 and 1905, respectively. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small- and medium-sized businesses that require highly personalized commercial banking products and services.

We believe our recent growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplished through a combination of competitive pricing for local deposits coupled with expansion of our branch system. In addition to the four branches from the LSB merger, we have added two new BAF branch offices since January 1, 2012.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest earning assets, which are comprised of loans, investment securities and short-term investments and the interest we pay on our interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Deposits are our primary source of funding. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

We measure our performance by calculating our net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is our largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less merger-related costs by the sum of net interest income and non-interest income.

Since the recession began in the U.S. at the end of 2008, market interest rates have declined as a result of the Federal Reserve’s monetary policies and have had a significant impact on our net interest income and margin. Our net interest margin has declined in the last five years from 4.63% in 2010 to 4.39% in 2014.

LSB Merger

On October 18, 2013, we completed our acquisition of LSB. Under the terms of the merger agreement, PUB issued 2,044,736 common shares and paid cash totaling $8.7 million to the former shareholders of Lewiston Bancorp. Lewiston Bancorp shareholders received $9.89 per share paid in PUB common shares and cash for an aggregate deal value of $28.9 million. The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

(in thousands)
Total assets	$266,325
Investment securities	54,473
Loans receivable	178,237
Non-interest bearing deposits	36,327
Interest bearing deposits	198,905

Merger of Bank Charters

BAF and LSB have applied to the FDIC and Utah Department of Financial Institutions to merge the charters of the two banks. The new amended charter will rename the combined bank People’s Intermountain Bank (PIB) with BAF and LSB continuing to do business as registered names of PIB. Products and services will continue to be offered under the names of Bank of American Fork and Lewiston State Bank and we believe this merger of charters will allow the banks to improve efficiencies.

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
(Dollars in thousands except per share amounts)	June 30, 2015	June 30, 2014
Net income	$9,462	$6,938
Basic earnings per share	0.63	0.47
Diluted earnings per share	0.61	0.46
Total assets	1,488,859	1,321,237
Total loans, net	985,089	846,101
Total deposits	1,274,790	1,158,146
Net interest margin	4.43%	4.38%
Efficiency ratio	60.24%	65.12%
Return on average assets	1.36%	1.08%
Return on average equity	11.46%	9.38%
Average equity to average assets	11.83%	11.49%
Non-performing assets to total assets	0.62%	0.86%
Liquidity ratio (1)	32.09%	33.55%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $38.2 million and $29.7 million at June 30, 2015 and June 30, 2014, respectively.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the six months ended June 30, 2015 increased 36.4% to $9.5 million from $6.9 million for the comparable period in 2014. Net income for the six months ended June 30, 2015 increased primarily due to an increase to net loans from loan growth, a higher net interest margin and an increase in non-interest income. Basic earnings per share, or EPS, increased to $0.63 for the six months ended June 30, 2015 compared to $0.47 for the comparable period in 2014. Diluted EPS increased to $0.61 per share for the six months ended June 30, 2015 compared to $0.46 per share for the comparable period in 2014. Our increase in net income drove our ROE to 11.46% for the six months ended June 30, 2015 compared to 9.38% for the comparable period in 2014. Any increase in our capital may result in a lower return on equity.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the six months ended June 30, 2015 our ROA was 1.36% compared to 1.08% for the six months ended June 30, 2014. The increase in the year-to-date period in 2015 compared to the comparable period in 2014 is primarily due to higher net interest income and non-interest income and a lower effective tax rate of 34.2%.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.62% as of June 30, 2015 compared to 0.86% as of June 30, 2014. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning balances. As of June 30, 2015, total assets grew 12.7% from June 30, 2014, total net loans increased by 16.4% and cash equivalents combined with investment securities increased 6.6%. Loan growth in 2015 came primarily from the increased level of commercial & industrial lending and real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from the initial public offering completed in June 2015. Our average equity to average assets ratio as of June 30, 2015 was 11.83% compared to 11.49% as of June 30, 2014. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 32.09% as of June 30, 2015, compared to 33.55% as of June 30, 2014. The decline in our liquidity ratio reflects a better usage of cash by funding higher loan balances.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the six months ended June 30, 2015 and June 30, 2014, our net interest margin was 4.43% and 4.38%, respectively. The improvement in net interest margin is attributable primarily to higher loan volumes and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses divided by the sum of net interest income and non-interest income and was 60.24% for the six months ended June 30, 2015, as compared to 65.12% for the six months ended June 30, 2014. We completed a conversion to a common information technology platform in late 2014, which contributed to an improvement in our efficiency ratio for the six-months ended in 2015 compared to the comparable period in 2014.

Results of Operations

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other fees on deposits, and mortgage banking income. Non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

Average Balance and Yields. The following tables set forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances. Average non-accrual loans are derived from quarterly balances and are included as non-interest earning assets for purposes of these tables.

	Three Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands, except footnotes)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$53,436	$38	0.29%	$42,220	$34	0.32%
Securities (1)
Taxable securities	235,488	867	1.48%	263,344	1,194	1.82%
Non-taxable securities (2)	77,852	529	2.73%	85,050	593	2.80%
Loans (3) (4)	977,277	14,346	5.89%	829,060	12,469	6.03%
Non-marketable equity securities	2,301	1	0.17%	2,702	—	—%
Total interest earning assets	1,346,354	$15,781	4.70%	1,222,376	$14,290	4.69%
Allowance for loan losses	(15,339)			(14,468)
Non-interest earning assets	93,301			93,327
Total average assets	$1,424,316			$1,301,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$555,401	$385	0.28%	$499,425	$371	0.30%
Money market accounts	138,153	78	0.23%	134,865	75	0.22%
Certificates of deposit, under $100,000	108,148	110	0.41%	116,139	144	0.50%
Certificates of deposit, $100,000 and over	84,089	166	0.79%	92,522	217	0.94%
Total interest bearing deposits	885,791	739	0.33%	842,951	807	0.38%
Short-term borrowings	2,271	1	0.18%	1,266	—	—%
Total interest bearing liabilities	888,062	$740	0.33%	844,217	$807	0.38%
Other non-interest bearing liabilities	364,355			306,005
Shareholders’ equity	171,899			151,013
Total average liabilities and shareholders’ equity	$1,424,316			$1,301,235
Net interest income (tax-equivalent)		$15,041			$13,483
Interest rate spread (tax-equivalent)			4.37%			4.31%
Net interest margin (tax-equivalent) (5)			4.48%			4.42%

	Six Months Ended
	June 30, 2015			June 30, 2014
(Dollars in thousands, except footnotes)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$53,672	$65	0.24%	$51,046	$74	0.29%
Securities (1)
Taxable securities	241,419	1,890	1.58%	257,093	2,394	1.88%
Non-taxable securities (2)	77,277	1,067	2.78%	83,569	1,197	2.89%
Loans (3) (4)	963,058	28,155	5.90%	824,687	24,734	6.05%
Non-marketable equity securities	2,460	2	0.16%	2,715	1	0.07%
Total interest earning assets	1,337,886	$31,179	4.70%	1,219,110	$28,400	4.70%
Allowance for loan losses	(15,290)			(14,518)
Non-interest earning assets	85,192			93,819
Total average assets	$1,407,788			$1,298,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$548,372	$758	0.28%	$502,882	$738	0.30%
Money market accounts	139,372	157	0.23%	133,199	148	0.22%
Certificates of deposit, under $100,000	109,697	234	0.43%	117,575	305	0.52%
Certificates of deposit, $100,000 and over	86,155	349	0.82%	93,192	447	0.97%
Total interest bearing deposits	883,596	1,498	0.34%	846,848	1,638	0.39%
Short-term borrowings	1,978	2	0.20%	1,220	1	0.17%
Total interest bearing liabilities	885,574	$1,500	0.34%	848,068	$1,639	0.39%
Other non-interest bearing liabilities	355,689			301,220
Shareholders’ equity	166,525			149,123
Total average liabilities and shareholders’ equity	$1,407,788			$1,298,411
Net interest income (tax-equivalent)		$29,679			$26,761
Interest rate spread (tax-equivalent)			4.36%			4.31%
Net interest margin (tax-equivalent) (5)			4.47%			4.43%

(1)

Excludes average unrealized gains of $2.6 million and $378,000 for the three months ended June 30, 2015 and 2014, respectively and $2.2 million and $85,000 for the six months ended June 30, 2015 and 2014, respectively which are included in non-interest earning assets.

(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $137,000 and $153,000 for the three months ended June 30, 2015 and 2014, respectively, and $277,000 and $310,000 for the six months ended June 30, 2015 and 2014, respectively.

(3)

Loan interest income includes loan fees of $3.2 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

(4)

Average loans do not include average non-accrual loans of $7.4 million and $10.3 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $12.2 million for six months ended June 30, 2015 and 2014, respectively, which are included in non-interest earning assets.

(5)	Net interest margin is computed by dividing net interest income (tax-equivalent) by average interest earning assets.

Rate/Volume Analysis. The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates. For purposes of this table, the change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts of change in each.

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Interest earning deposits in other banks and federal funds sold	$8	$(4)	$4	$4	$(13)	$(9)
Taxable securities	(118)	(209)	(327)	(140)	(364)	(504)
Non-taxable securities (1)	(49)	(15)	(64)	(88)	(42)	(130)
Loans	2,182	(305)	1,877	4,059	(638)	3,421
Federal Home Loan Bank stock	—	1	1	—	1	1
Total interest income (tax-equivalent)	2,023	(532)	1,491	3,835	(1,056)	2,779
Interest expense
Demand and savings accounts	40	(26)	14	64	(44)	20
Money market accounts	2	1	3	7	2	9
Certificates of deposit, under $100,000	(9)	(25)	(34)	(19)	(52)	(71)
Certificates of deposit, $100,000 and over	(19)	(32)	(51)	(32)	(66)	(98)
Short-term borrowings	—	1	1	1	—	1
Total interest expense	14	(81)	(67)	21	(160)	(139)
Net interest income (tax-equivalent)	$2,009	$(451)	$1,558	$3,814	$(896)	$2,918

(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $1.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase in interest income was primarily driven by increased organic loan volumes, offset by decreases in interest income from lower average rates on loans and investment securities. Additionally, interest expense also decreased for the three months ended June 30, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Net interest income (tax-equivalent) increased $2.9 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase in interest income was primarily driven by increased organic loan volumes during 2015 offset by decreases in interest income from lower average rates on loans and investment securities. Additionally, interest expense also decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Financial Overview for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change
Interest income	$15,643	$14,137	$1,506	10.7%
Interest expense	740	807	(67)	(8.3)%
Net interest income	14,903	13,330	1,573	11.8%
Provision for loan losses	450	350	100	28.6%
Net interest income after provision for loan losses	14,453	12,980	1,473	11.3%
Non-interest income	4,143	3,828	315	8.2%
Non-interest expense	11,483	12,054	(571)	(4.7)%
Income before income tax expense	7,113	4,754	2,359	49.6%
Income tax expense	2,449	1,693	756	44.7%
Net income	$4,664	$3,061	$1,603	52.4%

Net Income. Our net income grew by $1.6 million or 52.4% to $4.7 million for the quarter ended June 30, 2015 as compared to $3.1 million for the same quarter in 2014. This was attributable principally to increases in net interest income of $1.6 million, non-interest income of $315,000 and a decline of $571,000 in non-interest expense, offset by an increase in income tax expense of $756,000.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended June 30, 2015 compared to the same quarter in 2014 was primarily driven by interest earned on a higher volume in average interest-earning assets attributable to internal growth, offset by a slight decrease from lower yields on interest-earning assets. Interest expense in the quarter ended June 30, 2015 decreased from the same period in 2014 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.70% for the quarter ended June 30, 2015 and 4.69% for the same quarter in 2014. Although we experienced a decrease in our yield on loans to 5.89% in the quarter ended June 30, 2015 from 6.03% in the quarter ended June 30, 2014 due to competitive market pressures, the income from the increased volume in loans offset the decrease in loan yield.

The cost of funding our earning assets declined in the quarter ended June 30, 2015 to 0.33% from 0.38% in the comparable quarter in 2014 because of lower rates paid on deposits and accretion of fair value adjustments to LSB certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended June 30, 2015 and 2014 was $450,000 and $350,000, respectively. We have experienced improving credit quality in our loan portfolio and lower net charge-offs. The provision for loan losses in both periods was primarily due to higher loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change
Service charges on deposit accounts	$614	$708	$(94)	(13.3)%
Card processing	1,066	1,063	3	0.3%
Mortgage banking	2,025	1,701	324	19.0%
Other operating	438	356	82	23.0%
Total non-interest income	$4,143	$3,828	$315	8.2%

The increase in total non-interest income during the quarter ended June 30, 2015 compared to the same quarter in 2014 was primarily influenced by higher volumes of residential mortgage loans originated and sold and the income is included in the category mortgage banking.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change
Salaries and employee benefits	$7,308	$7,038	$270	3.8%
Occupancy, equipment and depreciation	955	892	63	7.1%
Data processing	848	772	76	9.8%
FDIC premiums	191	195	(4)	(2.1)%
Card processing	534	564	(30)	(5.3)%
Other real estate owned	40	312	(272)	(87.2)%
Marketing and advertising	204	177	27	15.3%
Merger related expenses	—	615	(615)	(100.0)%
Other	1,403	1,489	(86)	(5.8)%
Total non-interest expense	$11,483	$12,054	$(571)	(4.7)%

Non-interest expense for the second quarter 2015 decreased $571,000 compared to the comparable period in 2014, primarily due to $615,000 of merger-related expenses which were not recurring in 2015. Salaries and employee benefits of $7.3 million in the quarter ended June 30, 2015 represents 63.6% of our total non-interest expense, and this category increased by 3.8% compared to the comparable quarter in 2014. This increase primarily resulted from the addition of five full-time equivalent associates hired to support our balance sheet and income growth and higher incentive payments. Other real estate owned expenses declined by $272,000 in second quarter ended 2015 compared to same period in 2014 because of declining OREO balances.

Provision for Income Taxes. We recorded a tax provision of $2.4 million for the quarter ended June 30, 2015 compared to $1.7 million for the same period in 2014. Our effective tax rate was approximately 34.4% for the quarter ended June 30, 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes.

Financial Overview for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Interest income	$30,902	$28,090	$2,812	10.0%
Interest expense	1,500	1,639	(139)	(8.5)%
Net interest income	29,402	26,451	2,951	11.2%
Provision for loan losses	600	500	100	20.0%
Net interest income after provision for loan losses	28,802	25,951	2,851	11.0%
Non-interest income	8,287	7,645	642	8.4%
Non-interest expense	22,702	22,820	(118)	(0.5)%
Income before income tax expense	14,387	10,776	3,611	33.5%
Income tax expense	4,925	3,838	1,087	28.3%
Net income	$9,462	$6,938	$2,524	36.4%

Net Income. Our net income grew by $2.5 million to $9.5 million for the six months ended June 30, 2015 as compared to $6.9 million for the same period in 2014. This was attributable principally to increases in net interest income of $3.0 million and non-interest income of $642,000, a decline of $118,000 in non-interest expenses, offset by a $1.1 million increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the six months ended 2015 was primarily driven by interest earned on a higher volume in interest-earning assets attributable to internal growth. Interest expense for the first six months of 2015 was slightly lower than the same period in 2014 due to lower deposit rates.

The tax-equivalent yield on our average interest earning assets was 4.70% for the six month periods ended 2015 and 2014. Although we experienced a decrease in our yield on loans to 5.90% in the six months ended June 30, 2015 from 6.05% in the six month period ended June 30, 2014 due to competitive market pressures, the income from the increased volume in loans offset the decrease in loan yield.

The cost of funding our earning assets declined from 0.39% in 2014 to 0.34% in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to LSB certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the first six months of 2015 was $600,000 compared to $500,000 for the same period in 2014. We experienced lower net loan charge-offs in the first six months of 2015 of $96,000 compared to net loans charged-off of $515,000 in the same period in 2014. The increase in the year-to-date provision for loan losses in 2015 compared to year-to-date 2014 is primarily due to higher loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,257	$1,413	$(156)	(11.0)%
Card processing	2,068	2,059	9	0.4%
Mortgage banking	3,797	3,035	762	25.1%
Other operating	1,165	1,138	27	2.4%
Total non-interest income	$8,287	$7,645	$642	8.4%

The increase in total non-interest income during the six months ended June 30, 2015 compared to the same period in 2014 was primarily influenced by higher volumes of residential mortgage loans originated and sold and the income is included in the category mortgage banking. We cannot assure you that growth in residential mortgage loans will continue in future periods because the mortgage banking business has historically been a cyclical business.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$14,502	$13,744	$758	5.5%
Occupancy, equipment and depreciation	1,945	1,861	84	4.5%
Data processing	1,537	1,545	(8)	(0.5)%
FDIC premiums	378	407	(29)	(7.1)%
Card processing	1,004	1,066	(62)	(5.8)%
Other real estate owned	57	318	(261)	(82.1)%
Marketing and advertising	377	383	(6)	(1.6)%
Merger related expenses	—	615	(615)	(100.0)%
Other	2,902	2,881	21	0.7%
Total non-interest expense	$22,702	$22,820	$(118)	(0.5)%

Salaries and employee benefits of $14.5 million in the first six months of 2015 represents 63.9% of our total non-interest expense, an increase of 5.5% compared to the same period in 2014. This increase primarily resulted from an increase of 4 full-time equivalent new associates hired to support our balance sheet and income growth and higher incentive payments. Merger-related expenses in 2014 are primarily costs of terminating the information technology contracts with the previous LSB data processing provider.

Provision for Income Taxes. We recorded tax provisions of $4.9 million for the first half of 2015 compared to $3.8 million for the same period in 2014. Our effective tax rate was approximately 34.2% for the first half of 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes.

Financial Condition

Our total assets as of June 30, 2015 were $1.49 billion, an increase of 8.9% compared to December 31, 2014. Our total net loans as of June 30, 2015 were $985.1 million, an increase of 5.1% from December 31, 2014. Total deposits as of June 30, 2015 were $1.27 billion, an increase of 6.3% compared to December 31, 2014.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Loans held for sale	$9,322	$12,272
Loans held for investment:
Commercial real estate loans:
Real estate term	539,486	521,536
Construction and land development	163,689	155,117
Total commercial real estate loans	703,175	676,653
Commercial and industrial	205,787	178,116
Consumer loans:
Residential and home equity	70,463	73,515
Consumer and other	15,619	15,421
Total consumer loans	86,082	88,936
Total loans held for investment	995,044	943,705
Net deferred loan fees	(3,622)	(3,248)
Allowance for loan losses	(15,655)	(15,151)
Loans held for investment, net	975,767	925,306
Total loans, net	$985,089	$937,578

(Percentage of total loans held for investment)	June 30, 2015	December 31, 2014
Loans held for investment:
Commercial real estate loans:
Real estate term	54.2%	55.3%
Construction and land development	16.5%	16.4%
Total commercial real estate loans	70.7%	71.7%
Commercial and industrial	20.7%	18.9%
Consumer loans:
Residential and home equity	7.1%	7.8%
Consumer and other	1.6%	1.6%
Total consumer loans	8.7%	9.4%
Total loans held for investment	100.0%	100.0%

We originate certain residential mortgage loans for sale to investors that are carried at cost. Due to the short period held, generally less than 90 days, we consider these loans held for sale to be carried at fair value.

The following tables show the amounts of outstanding loans, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the table below, loans are classified as real estate related if they are collateralized by real estate. The tables also present, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and adjustable interest rate loans.

Contractual maturities as of June 30, 2015 are as follows:

	Maturity					Rate Structure for Loans Maturing Over One Year
(in thousands)	One Year or Less		One through Five Years	After Five Years	Total	Fixed Rate	Adjustable Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$62,924		$255,208	$221,354	$539,486	$207,259	$269,303
Construction and land development	136,565		22,595	4,529	163,689	13,476	13,648
Total commercial real estate loans	199,489		277,803	225,883	703,175	220,735	282,951
Commercial & industrial loans	93,584		88,846	23,357	205,787	76,394	35,809
Consumer loans:
Residential and home equity	10,195		30,801	29,467	70,463	12,480	47,788
Consumer and other	6,786		7,367	1,466	15,619	8,380	453
Total consumer loans	16,981		38,168	30,933	86,082	20,860	48,241
Total gross loans held for investment	$310,054	(1)	$404,817	$280,173	$995,044	$317,989	$367,001	(1)

(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $677 million or 68% of total loans at June 30, 2015.

Concentrations. As of June 30, 2015, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate related loans comprised 77.8% of total loans held for investment, of which commercial real estate represents 54.2%, 16.5% are construction and land development loans, and 7.1% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.

Non-Performing Assets. Loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts, and the borrower’s financial condition, that the borrower will be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans may be returned to accrual status when all delinquent interest and principal amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans, not troubled-debt restructured
Real estate term	$5,241	$1,465
Construction and land development	355	578
Commercial and industrial	979	1,787
Residential and home equity	158	428
Consumer and other	4	63
Total non-accrual, not troubled-debt restructured loans	6,737	4,321
Troubled-debt restructured loans — non-accrual
Real estate term	1,067	1,106
Construction and land development	839	933
Commercial and industrial	23	1,200
Residential and home equity	—	289
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,929	3,528
Total non-accrual loans (1)	8,666	7,849
Accruing loans past due 90 days or more	9	15
Total non-performing loans (NPL)	8,675	7,864
OREO	615	1,673
Total non-performing assets (NPA) (2)	$9,290	$9,537
Accruing troubled debt restructured loans	$7,722	$8,399
Non-accrual troubled debt restructured loans	1,929	3,528
Total troubled debt restructured loans	$9,651	$11,927
Selected ratios
NPL to total loans	0.88%	0.84%
NPA to total assets	0.62%	0.70%

(1)

We estimate that approximately $235,000 and $658,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, had such loans performed pursuant to contractual terms.

(2)	As of June 30, 2015 and December 31, 2014, non-performing assets had not been reduced by U.S. government guarantees of $45,000 and $1.1 million, respectively.

Impaired Loans. Impaired loans are loans for which it is probable that we will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. We measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

In determining whether or not a loan is impaired, we consider payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $9.7 million and $11.9 million as of June 30, 2015 and December 31, 2014, respectively. Our TDR loans are considered impaired loans of which $1.9 million and $3.5 million as of June 30, 2015 and December 31, 2014, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Balance, beginning of period	$1,673	$4,092
Additions	7	242
Write-downs	—	(452)
Sales	(1,065)	(1,808)
Balance, end of period	$615	$2,074

Allowance for Loan Losses

We maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the losses inherent in the loan portfolio. Our ALLL is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

Our ALLL is increased by charges to income and decreased by charge-offs (net of recoveries). While we use available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years.

The ALLL consists of specific and general components. The specific component relates to loans determined to be impaired that are individually evaluated for impairment. For impaired loans individually evaluated, an allowance is established when the discounted cash flows, or the fair value of the collateral if the loans are collateral-dependent, of the impaired loan are lower than the carrying value of the loan. The general component covers all loans not individually evaluated for impairment and is based on historical loss experience adjusted for qualitative factors. Various qualitative factors are considered including changes to underwriting policies, loan concentrations, volume and mix of loans, size and complexity of individual credits, locations of credits and new market areas, changes in local and national economic conditions, and trends in past due, non-accrual and classified loan balances.

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Allowance for loan losses:
Beginning balance	$15,297	$14,482	$15,151	$14,390
Loans charged off:
Real estate term	(1)	(111)	(1)	(394)
Construction and land development	(245)	—	(245)	—
Commercial and industrial	(19)	(531)	(34)	(531)
Residential and home equity	—	—	—	(6)
Consumer and other	(28)	(41)	(121)	(218)
Total	(293)	(683)	(401)	(1,149)
Recoveries:
Real estate term	64	56	69	188
Construction and land development	33	124	36	331
Commercial and industrial	45	15	116	34
Residential and home equity	42	4	47	13
Consumer and other	17	27	37	68
Total	201	226	305	634
Net loan charge off	(92)	(457)	(96)	(515)
Provision for loan losses	450	350	600	500
Ending balance	$15,655	$14,375	$15,655	$14,375
Gross loans	$1,004,366	$865,846	$1,004,366	$865,846
Average loans	977,277	829,060	963,058	824,687
Non-performing loans	8,675	9,277	8,675	9,277
Selected ratios:
Net charge-offs to average loans	0.04%	—%	0.02%	0.13%
Provision for loan losses to average loans	0.18%	0.17%	0.13%	0.12%
Allowance for loan losses to loans outstanding at end of period	1.56%	1.66%	1.56%	1.66%

The decrease in ALLL as a percentage to total loans from 2014 to 2015 is attributable to overall improvement in the credit quality of the underlying loan portfolio, which remained rather unchanged as of June 30, 2015.

Our construction and land development portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. We also finance contractors on a speculative basis. Construction and land development loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to generate cash to service the loan, and the value of the collateral depends on project completion when market conditions may have changed.

Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are usually underwritten at a loan to value ratio of less than 75% with a minimum debt coverage ratio of 1.25 times.
We allocate our allowance for loan losses by assigning general percentages to our major loan categories (construction and land development, commercial real estate term, residential real estate, C&I and consumer), assigning specific percentages to each category of loans graded in accordance with the guidelines established by our regulatory agencies, and making specific allocations to impaired loans when factors are present requiring a greater reserve than would be required using the assigned risk rating allocation, which is typically based on a review of appraisals or other collateral analysis.

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

Allocation of the Allowance:

(in thousands)	June 30, 2015	December 31, 2014
Commercial real estate loans:
Real estate term	$5,184	$5,181
Construction and land development	3,852	4,425
Total commercial real estate loans	9,036	9,606
Commercial and industrial	5,694	4,608
Consumer loans:
Residential and home equity	692	671
Consumer and other	233	266
Total consumer loans	925	937
Total	$15,655	$15,151

Loans in each category to total loans:
(Percentage of total loans held for investment)	June 30, 2015	December 31, 2014
Commercial real estate loans:
Real estate term	54.2%	55.3%
Construction and land development	16.5%	16.4%
Total commercial real estate loans	70.7%	71.7%
Commercial and industrial	20.7%	18.9%
Consumer loans:
Residential and home equity	7.1%	7.8%
Consumer and other	1.6%	1.6%
Total consumer loans	8.7%	9.4%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $314.2 million as of June 30, 2015 and $330.8 million as of December 31, 2014. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of June 30, 2015, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

(in thousands)	June 30, 2015	December 31, 2014
Available for sale securities:
U.S. Government agencies	$42,349	$43,034
Municipal securities	44,501	50,308
Mortgage-backed securities	179,572	192,084
Corporate securities	9,976	10,211
Total	$276,398	$295,637
Held to maturity securities:
Municipal securities	$35,567	$32,970
Other securities	2,232	2,232
Total	$37,799	$35,202
Total investment securities	$314,197	$330,839

The following table show the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2015:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$—	—%	$42,311	1.02%	$—	—%	$—	—%	$42,311	1.02%
Municipal securities	11,079	3.08%	23,036	3.78%	6,810	4.51%	2,597	3.76%	43,522	3.72%
Mortgage-backed securities	—	—%	1,048	1.80%	44,314	1.53%	133,928	1.72%	179,290	1.68%
Other securities	—	—%	3,000	1.28%	6,988	1.31%	—	—%	9,988	1.30%
Total	11,079	3.08%	69,395	1.96%	58,112	1.86%	136,525	1.76%	275,111	1.88%
Held to maturity securities:
Municipal securities	4,988	2.02%	19,467	2.31%	11,112	2.76%	—	—%	35,567	2.41%
Other securities	—	—%	2,232	1.04%	—	—%	—	—%	2,232	1.04%
Total	4,988	2.02%	21,699	2.18%	11,112	2.76%	—	—%	37,799	2.33%
Total investment securities	$16,067	2.75%	$91,094	2.01%	$69,224	2.00%	$136,525	1.76%	$312,910	1.94%

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

We evaluate securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits

Total deposits were $1.27 billion as of June 30, 2015 and $1.20 billion as of December 31, 2014. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits increased to $388.0 million, or 30.4% of total deposits as of June 30, 2015, from 27.3% as of December 31, 2014. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date
	June 30, 2015		December 31, 2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing deposits	$347,182	—	$309,225	—
Interest bearing deposits:
Interest bearing demand and savings	548,372	0.28%	513,241	0.29%
Money market	139,372	0.23%	137,829	0.23%
Certificates of deposit under $100,000	109,697	0.43%	115,103	0.51%
Certificates of deposit $100,000 and over	86,155	0.82%	91,878	0.94%
Total interest bearing deposits	883,596	0.34%	858,051	0.38%
Total	$1,230,778		$1,167,276

Additionally, the following table shows the maturities of CDs of $100,000 or more:

(in thousands)	June 30, 2015
Due in three months or less	$7,375
Due in over three months through six months	7,069
Due in over six months through twelve months	16,357
Due in over twelve months	50,463
Total	$81,264

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of June 30, 2015, our shareholders’ equity totaled $201.6 million, an increase of $43.9 million or 27.9% since December 31, 2014. The increase in shareholders’ equity for the six month period ended June 30, 2015 was primarily due to the sale of common shares in the initial public offering in June 2015 which provided $34.9 million in capital, net of offering costs and from net income of $9.5 million for the six month period.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. A quarterly dividend of $0.06 per share was declared in April 2015 representing 18.5% of the net income for the quarter ended March 31, 2015. Another quarterly dividend of $0.06 per share was declared in July 2015 representing 22.5% of the net income for the quarter ended June 30, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Capital Resources

Prior to January 2015, risk-based regulatory capital standards generally required banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets were calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

Since January 2015, we have been subject to new risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%. Since we only have common equity, our common equity Tier 1 risk-based capital ratio and our Tier 1 risk-based capital ratio are the same. Therefore, we only disclose our Tier 1 risk-based capital ratio since it has a higher required ratio for minimum and well-capitalized banks.

The following table sets forth our capital ratios.

	Base/III	Previous	PUB
	Regulatory Requirements — Well Capitalized (Greater than or Equal to Stated Percentage)	Regulatory Requirements — Well Capitalized (Greater than or Equal to Stated Percentage)	Actual as of June 30, 2015	Actual as of December 31, 2014	Actual as of June 30, 2014
Tier 1 leverage capital ratio	5.0%	5.0%	14.09%	11.32%	11.51%
Tier 1 risk-based capital	8.0%	6.0%	18.25%	14.92%	15.43%
Total risk-based capital	10.0%	10.0%	19.36%	16.01%	16.46%

PUB and both Banks were well-capitalized as of June 30, 2015, December 31, 2014 and June 30, 2014 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our other off-balance sheet lending commitments as of June 30, 2015:

		Amount of Commitment Expiration Per Period
Other Commitments (in thousands)	Total Amounts Committed	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Commitments to extend credit	$342,852	$234,732	$51,460	$19,045	$37,615
Standby letters of credit	35,261	35,261	—	—	—
Credit cards	25,894	25,894	—	—	—
Total	$404,007	$295,887	$51,460	$19,045	$37,615

Contractual Obligations

The following table sets forth our significant contractual obligation as of June 30, 2015:

		Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Time certificates of deposit	$187,497	$93,875	$65,476	$25,571	$2,575
Deposits without stated maturity	1,087,293	1,087,293	—	—	—
Short-term borrowings	2,334	2,334	—	—	—
Total	$1,277,124	$1,183,502	$65,476	$25,571	$2,575

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $29.0 million. In addition, we have current borrowing lines with the FHLB, totaling $254.5 million as of June 30, 2015, which are secured by various real estate loans pledged as collateral totaling $407.2 million.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of June 30, 2015, we had approximately $422.8 million in liquid assets comprised of $137.1 million in cash and cash equivalents, including interest bearing deposits of $113.5 million and federal funds sold of $5.1 million, $276.4 million in available-for-sale securities and $9.3 million in loans held for sale, less $38.2 million pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 32.09% as of June 30, 2015 compared to 28.84% as of December 31, 2014. The liquidity ratio in 2015 was impacted by the additional cash received from our initial public offering.

On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities.

Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortization and depreciation.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of June 30, 2015 we had outstanding loan commitments of $368.7 million and outstanding letters of credit of $35.3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the six months ended June 30, 2015, deposits increased $75.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Registration Statement filed with the SEC in June 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims, legal actions and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering – On June 11, 2015 the SEC declared effective our registration statement on Form S-1 registering common shares of the Company. On June 16, 2015, the Company completed the initial public offering of 2,657,000 common shares. Additionally, 218,000 common shares were sold by certain selling shareholders. The Company received net proceeds of $34.9 million from the offering, after deducting the underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 11, 2015 pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2015.

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)