Form 10-Q
period 2015-09-30
People's Utah Bancorp
filed 2015-11-12
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on November 9, 2015 was 17,525,418. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
ASSETS
Cash and due from banks	$20,878	$30,277
Interest bearing deposits	119,994	16,701
Federal funds sold	1,211	724
Total cash and cash equivalents	142,083	47,702
Investment securities:
Available for sale, at fair value	311,138	295,637
Held to maturity, at historical cost	49,292	35,202
Total investment securities	360,430	330,839
Non-marketable equity securities	1,644	2,628
Loans held for sale	9,907	12,272
Loans:
Loans held for investment	993,464	940,457
Less allowance for loan losses	(15,527)	(15,151)
Total loans held for investment, net	977,937	925,306
Premises and equipment, net	22,395	21,608
Accrued interest receivable	5,910	5,253
Deferred income tax assets	7,407	7,682
Other real estate owned	619	1,673
Bank-owned life insurance	19,028	6,657
Other assets	6,595	5,505
Total assets	$1,553,955	$1,367,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$428,852	$327,075
Interest bearing deposits	904,021	872,158
Total deposits	1,332,873	1,199,233
Short-term borrowings	2,414	1,496
Accrued interest payable	312	343
Dividends payable	—	2,066
Other liabilities	11,747	6,328
Total liabilities	1,347,346	1,209,466
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,491,552 and 14,758,121 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	175	148
Additional paid-in capital	66,769	31,137
Retained earnings	138,388	125,595
Accumulated other comprehensive income	1,277	779
Total shareholders’ equity	206,609	157,659
Total liabilities and shareholders’ equity	$1,553,955	$1,367,125

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$15,095	$13,285	$43,250	$38,019
Interest and dividends on investments	1,424	1,537	4,171	4,893
Total interest income	16,519	14,822	47,421	42,912
Interest expense	730	826	2,230	2,465
Net interest income	15,789	13,996	45,191	40,447
Provision for loan losses	200	600	800	1,100
Net interest income after provision for loan losses	15,589	13,396	44,391	39,347
Non-interest income
Service charges on deposit accounts	613	725	1,870	2,138
Card processing	1,079	1,067	3,147	3,126
Mortgage banking	1,841	1,587	5,638	4,622
Other operating	432	332	1,597	1,470
Total non-interest income	3,965	3,711	12,252	11,356
Non-interest expense
Salaries and employee benefits	7,323	6,974	21,825	20,718
Occupancy, equipment and depreciation	969	976	2,914	2,837
Data processing	811	756	2,348	2,301
FDIC premiums	186	188	564	595
Card processing	512	497	1,516	1,563
Other real estate owned	11	5	68	323
Marketing and advertising	279	219	656	602
Merger-related expenses	—	96	—	711
Other	1,353	1,341	4,255	4,222
Total non-interest expense	11,444	11,052	34,146	33,872
Income before income tax expense	8,110	6,055	22,497	16,831
Income tax expense	2,844	2,157	7,769	5,995
Net income	$5,266	$3,898	$14,728	$10,836
Earnings per common share:
Basic	$0.30	$0.27	$0.93	$0.74
Diluted	$0.29	$0.26	$0.90	$0.72
Weighted average common shares outstanding:
Basic	17,467,161	14,709,192	15,821,403	14,661,670
Diluted	18,105,768	15,142,436	16,374,034	15,089,434

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$5,266	$3,898	$14,728	$10,836
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	761	(420)	799	1,429
Tax effect	285	(161)	301	556
Unrealized holding gains (losses) on securities available for sale, net of tax	476	(259)	498	873
Total comprehensive income	$5,742	$3,639	$15,226	$11,709

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2014	14,615,310	$146	$30,149	$113,933	$(556)	$143,672
Comprehensive income	—	—	—	10,836	873	11,709
Cash dividends declared ($0.08 per share)	—	—	—	(1,177)	—	(1,177)
Share-based compensation	—	—	164	—	—	164
Exercise of stock options	103,624	1	487	—	—	488
Balance as of September 30, 2014	14,718,934	$147	$30,800	$123,592	$317	$154,856

Balance as of January 1, 2015	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	—	—	—	14,728	498	15,226
Cash dividends declared ($0.12 per share)	—	—	—	(1,935)	—	(1,935)
Share-based compensation	—	—	363	—	—	363
Issuance of common shares	2,657,000	27	34,870	—	—	34,897
Exercise of stock options	76,431	—	399	—	—	399
Balance as of September 30, 2015	17,491,552	$175	$66,769	$138,388	$1,277	$206,609

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$14,728	$10,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,100
Depreciation and amortization	1,901	1,646
Net gain on sales of other real estate owned	(153)	(30)
Deferred income taxes	(26)	(34)
Net amortization of securities discounts and premiums	2,354	2,193
Other	344	131
Gain on sale of loans held for sale	(4,086)	(3,076)
Originations of loans held for sale	(173,366)	(138,449)
Proceeds from sale of loans held for sale	179,817	140,570
Net changes in:
Accrued interest receivable	(657)	(539)
Other assets	(1,304)	(816)
Accrued interest payable	(31)	(25)
Other liabilities	5,419	(80)
Net cash provided by operating activities	25,740	13,427
Cash flows from investing activities:
Net change in loans held for investment	(53,431)	(66,446)
Purchase of available-for-sale securities	(105,728)	(114,128)
Purchase of held-to-maturity securities	(22,532)	(10,587)
Proceeds from maturities/sales of available-for-sale securities	88,917	95,161
Proceeds from maturities of held-to-maturity securities	8,196	6,286
Purchase of bank-owned life insurance	(12,157)	—
Purchase of premises and equipment	(2,668)	(1,102)
Proceeds from sale of other real estate owned, net of improvements	1,207	2,304
Proceeds from sale of non-marketable equity securities	984	78
Net cash used in investing activities	(97,212)	(88,434)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	101,777	36,897
Net increase in interest bearing deposits	31,863	13,900
Issuance of common shares	34,897	—
Proceeds related to exercise of stock options	399	488
Net change in short-term borrowings	918	375
Cash dividends paid	(4,001)	(1,177)
Net cash provided by financing activities	165,853	50,483
Net change in cash and cash equivalents	94,381	(24,524)
Cash and cash equivalents, beginning of period	47,702	94,406
Cash and cash equivalents, end of period	$142,083	$69,882
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,032	$2,258
Income taxes paid	$7,380	$5,930
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$—	$282
Unrealized gains on securities available for sale	$799	$1,429

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company’s subsidiaries historically included Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”).  On September 29, 2015, the Company completed the merger of charters of BAF and LSB and renamed the combined bank People’s Intermountain Bank (“PIB” or the “Bank”). BAF and LSB will continue to do business as registered names of PIB.

The interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2014 and 2013. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired through foreclosure, deferred tax assets, and share-based compensation.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Numerator
Net income	$5,266	$3,898	$14,728	$10,836
Denominator
Weighted-average number of common shares outstanding	17,467,161	14,709,192	15,821,403	14,661,670
Incremental shares assumed for stock options and RSUs	638,607	433,244	552,631	427,764
Weighted-average number of dilutive shares outstanding	18,105,768	15,142,436	16,374,034	15,089,434
Basic earnings per common share	$0.30	$0.27	$0.93	$0.74
Diluted earnings per common share	$0.29	$0.26	$0.90	$0.72

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of September 30, 2015
U.S. Government-sponsored securities	$86,465	$169	$(14)	$—	$86,620
Municipal securities	41,523	1,044	(20)	—	42,547
Mortgage-backed securities	171,102	1,721	(292)	(358)	172,173
Corporate securities	10,000	—	(85)	(117)	9,798
	$309,090	$2,934	$(411)	$(475)	$311,138
As of December 31, 2014
U.S. Government-sponsored securities	$43,170	$20	$(114)	$(42)	$43,034
Municipal securities	48,965	1,377	(34)	—	50,308
Mortgage-backed securities	192,265	889	(723)	(347)	192,084
Corporate securities	9,988	354	—	(131)	10,211
	$294,388	$2,640	$(871)	$(520)	$295,637

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of September 30, 2015
Municipal securities	$47,060	$203	$(68)	$(1)	$47,194
Certificates of deposit	2,232	8	—	—	2,240
	$49,292	$211	$(68)	$(1)	$49,434
As of December 31, 2014
Municipal securities	$32,970	$116	$(18)	$(3)	$33,065
Certificates of deposit	2,232	—	(3)	—	2,229
	$35,202	$116	$(21)	$(3)	$35,294

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at September 30, 2015, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$11,326	$11,377	$5,159	$5,162
After one year through five years	111,280	112,037	31,884	31,927
After five years through ten years	55,121	55,513	12,249	12,345
After ten years	131,363	132,211	—	—
	$309,090	$311,138	$49,292	$49,434

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

As of September 30, 2015 and December 31, 2014, the Company held 118 and 141 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Loans held for investment:
Commercial real estate loans:
Real estate term	$544,788	$521,536
Construction and land development	157,332	155,117
Total commercial real estate loans	702,120	676,653
Commercial and industrial loans	208,125	178,116
Consumer loans:
Residential and home equity	70,905	73,515
Consumer and other	15,838	15,421
Total consumer loans	86,743	88,936
Total gross loans	996,988	943,705
Less:
Net deferred loan fees	(3,524)	(3,248)
Total loans	993,464	940,457
Less: allowance for loan losses	(15,527)	(15,151)
Total loans held for investment, net	$977,937	$925,306

Changes in the allowance for loan losses are as follows:

	Three Months Ended September 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,184	$3,852	$5,694	$692	$233	$15,655
Additions: Provisions for loan losses	1,381	(78)	(1,133)	(15)	45	200
Deductions:
Gross loan charge-offs	(1)	(151)	(201)	—	(53)	(406)
Recoveries	5	2	31	16	24	78
Net loan charge-offs	4	(149)	(170)	16	(29)	(328)
Balance at end of period	$6,569	$3,625	$4,391	$693	$249	$15,527

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Three Months Ended September 30, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,071	$2,866	$3,479	$740	$219	$14,375
Additions: Provisions for loan losses	(920)	991	453	37	39	600
Deductions:
Gross loan charge-offs	(269)	(1)	(15)	—	(52)	(337)
Recoveries	6	30	16	18	32	102
Net loan charge-offs	(263)	29	1	18	(20)	(235)
Balance at end of period	$5,888	$3,886	$3,933	$795	$238	$14,740

	Nine Months Ended September 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	1,316	(442)	(129)	(41)	96	800
Deductions:
Gross loan charge-offs	(2)	(396)	(235)	—	(174)	(807)
Recoveries	74	38	147	63	61	383
Net loan charge-offs	72	(358)	(88)	63	(113)	(424)
Balance at end of period	$6,569	$3,625	$4,391	$693	$249	$15,527

	Nine Months Ended September 30, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,268	$2,915	$3,105	$838	$264	$14,390
Additions: Provisions for loan losses	(911)	611	1,324	(68)	144	1,100
Deductions:
Gross loan charge-offs	(663)	(1)	(546)	(6)	(270)	(1,486)
Recoveries	194	361	50	31	100	736
Net loan charge-offs	(469)	360	(496)	25	(170)	(750)
Balance at end of period	$5,888	$3,886	$3,933	$795	$238	$14,740

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Non-accrual loans, not troubled debt restructured:
Real estate term	$6,091	$1,465
Construction and land development	57	578
Commercial and industrial	906	1,787
Residential and home equity	425	428
Consumer and other	12	63
Total non-accrual loans, not troubled debt restructured	7,491	4,321
Troubled debt restructured loans, non-accrual:
Real estate term	1,046	1,106
Construction and land development	821	933
Commercial and industrial	22	1,200
Residential and home equity	—	289
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,889	3,528
Total non-accrual loans	$9,380	$7,849

Troubled debt restructured loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Accruing troubled debt restructured loans	$7,647	$8,399
Non-accrual troubled debt restructured loans	1,889	3,528
Total troubled debt restructured loans	$9,536	$11,927

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2015
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$536,464	$1,187	$-	$7,137	$8,324	$544,788
Construction and land development	154,645	1,809	-	878	2,687	157,332
Total commercial real estate	691,109	2,996	-	8,015	11,011	702,120
Commercial and industrial	206,305	892	-	928	1,820	208,125
Consumer:
Residential and home equity	69,668	812	-	425	1,237	70,905
Consumer and other	15,395	428	3	12	443	15,838
Total consumer	85,063	1,240	3	437	1,680	86,743
Total gross loans	$982,477	$5,128	$3	$9,380	$14,511	$996,988

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2014
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$514,873	$4,092	$-	$2,571	$6,663	$521,536
Construction and land development	150,906	2,700	-	1,511	4,211	155,117
Total commercial real estate	665,779	6,792	-	4,082	10,874	676,653
Commercial and industrial	173,679	1,450	-	2,987	4,437	178,116
Consumer:
Residential and home equity	71,616	1,182	-	717	1,899	73,515
Consumer and other	14,970	373	15	63	451	15,421
Total consumer	86,586	1,555	15	780	2,350	88,936
Total gross loans	$926,044	$9,797	$15	$7,849	$17,661	$943,705

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$513,775	$20,283	$10,730	$544,788	$6,569
Construction and land development	149,667	3,002	4,663	157,332	3,625
Total commercial real estate	663,442	23,285	15,393	702,120	10,194
Commercial and industrial	194,292	9,781	4,052	208,125	4,391
Consumer loans:
Residential and home equity	66,367	1,506	3,032	70,905	693
Consumer and other	15,647	44	147	15,838	249
Total consumer	82,014	1,550	3,179	86,743	942
Total	$939,748	$34,616	$22,624	$996,988	$15,527

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2014
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$492,239	$22,019	$7,278	$521,536	$5,181
Construction and land development	141,526	7,110	6,481	155,117	4,425
Total commercial real estate	633,765	29,129	13,759	676,653	9,606
Commercial and industrial	167,745	4,874	5,497	178,116	4,608
Consumer loans:
Residential and home equity	67,506	2,484	3,525	73,515	671
Consumer and other	15,178	11	232	15,421	266
Total consumer	82,684	2,495	3,757	88,936	937
Total	$884,194	$36,498	$23,013	$943,705	$15,151
The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	September 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$354	$106	$1,280	$138	$15	$1,893
Collectively evaluated for impairment	6,215	3,519	3,111	555	234	13,634
Total	$6,569	$3,625	$4,391	$693	$249	$15,527
Outstanding loan balances:
Individually evaluated for impairment	$13,175	$4,657	$4,379	$2,978	$31	$25,220
Collectively evaluated for impairment	531,613	152,675	203,746	67,927	15,807	971,768
Total gross loans	$544,788	$157,332	$208,125	$70,905	$15,838	$996,988

	December 31, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$519	$613	$977	$134	$—	$2,243
Collectively evaluated for impairment	4,662	3,812	3,631	537	266	12,908
Total	$5,181	$4,425	$4,608	$671	$266	$15,151
Outstanding loan balances:
Individually evaluated for impairment	$10,409	$5,811	$5,627	$3,381	$33	$25,261
Collectively evaluated for impairment	511,127	149,306	172,489	70,134	15,388	918,444
Total gross loans	$521,536	$155,117	$178,116	$73,515	$15,421	$943,705

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	September 30, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$13,363	$10,912	$2,263	$13,175	$354
Construction and land development	6,475	3,917	740	4,657	106
Total commercial real estate	19,838	14,829	3,003	17,832	460
Commercial and industrial	4,953	1,152	3,227	4,379	1,280
Consumer loans:
Residential and home equity	3,039	2,178	800	2,978	138
Consumer and other	59	16	15	31	15
Total consumer	3,098	2,194	815	3,009	153
Total	$27,889	$18,175	$7,045	$25,220	$1,893

	December 31, 2014
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$11,588	$8,440	$1,969	$10,409	$519
Construction and land development	7,601	3,721	2,090	5,811	613
Total commercial real estate	19,189	12,161	4,059	16,220	1,132
Commercial and industrial	6,066	4,043	1,584	5,627	977
Consumer loans:
Residential and home equity	3,604	2,772	609	3,381	134
Consumer and other	62	33	-	33	-
Total consumer	3,666	2,805	609	3,414	134
Total	$28,921	$19,009	$6,252	$25,261	$2,243

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$10,440	$85	$12,141	$84
Construction and land development	5,161	109	7,843	80
Total commercial real estate	15,602	194	19,984	164
Commercial and industrial	5,024	44	7,019	71
Consumer loans:
Residential and home equity	2,819	24	3,084	29
Consumer and other	32	-	92	1
Total consumer	2,851	24	3,176	30
Total	$23,476	$262	$30,179	$265

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$11,792	$300	$14,305	$347
Construction and land development	5,234	255	8,506	297
Total commercial real estate	17,026	555	22,811	644
Commercial and industrial	5,004	136	7,302	218
Consumer loans:
Residential and home equity	3,179	93	3,540	102
Consumer and other	32	1	61	1
Total consumer	3,211	94	3,601	103
Total	$25,241	$785	$33,714	$965

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $654,000 and $688,000 at September 30, 2015 and December 31, 2014, respectively. Available lines of credit for loans and credit cards to affiliates were $821,000 at September 30, 2015.

Note 4 — Income Taxes

Income tax expense was $7.8 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate was 34.5% and 35.6% for the nine months ended September 30, 2015 and 2014, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Commitments to extend credit, including unsecured commitments of $13,511 and $11,357 as of September 30, 2015 and December 31, 2014, respectively	$359,638	$278,966
Stand-by letters of credit and bond commitments, including unsecured commitments of $1,119 and $558 as of September 30, 2015 and December 31, 2014, respectively	36,645	27,619
Unused credit card lines, all unsecured	24,517	26,385

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

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 11.32% at December 31, 2014 to 13.71% as of September 30, 2015. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of September 30, 2015 and December 31, 2014 were $5.7 million and $6.5 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 7 — Shareholders’ Equity

The Company completed an initial public offering in June 2015 and raised additional capital of $34.9 million, net of underwriting discounts and offering costs. The Board of Directors declared semi-annual dividends in 2014 and began declaring quarterly dividends in 2015.  Dividends on quarterly earnings are generally declared and paid subsequent to the end of the quarter.

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

During the nine months ended September 30, 2015, the Company has granted options for the purchase of 183,936 common shares, which have a weighted average exercise price of $12.76 per share and a weighted average fair value as of the date of grant of $2.59 per share. The Company also issued Restricted Stock Units (“RSU’s”) for 40,555 common shares which had a weighted average fair value of $12.51 per share. The options and RSU’s generally vest over periods from one to three years. Included in the awards issued above, during the third quarter of 2015 the Company issued 24,696 stock options and 1,764 RSU’s to non-employee members of the Board of Directors. The options had an exercise price of $17.00 per share and a fair value as of the date of grant of $2.47 per share and the RSU’s had a fair value of $17.00 per share. The options and RSU’s vest over one year. The Company recorded share-based compensation expense of $363,000 and $164,000 for the nine months ended September 30, 2015 and 2014, respectively.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Fair Value

Fair value measurements — Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, GAAP has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,031	$309,107	$—	$311,138
Fair valued on a non-recurring basis:
Impaired loans	—	5,152	—	5,152
Other real estate owned	—	—	—	—

As of December 31, 2014
Fair valued on a recurring basis:
Investment securities available for sale	$2,030	$293,607	$—	$295,637
Fair valued on a non-recurring basis:
Impaired loans	—	4,009	—	4,009
Other real estate owned	—	126	—	126

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Fair Value – Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(in thousands)	Value	Fair Value
As of December 31, 2014
Financial Assets:
Net loans held for investment	$925,306	$925,367
Financial Liabilities:
Interest bearing deposits	872,158	873,928

The fair values of financial assets and liabilities as of September 30, 2015 were not presented because the assumptions used to estimate fair values have not changed significantly from those used at December 31, 2014.

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees as of September 30, 2015 and December 31, 2014 was insignificant.

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

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have 18 banking branches operating historically through two wholly-owned banking subsidiaries, BAF and LSB, which began offering banking services in 1913 and 1905, respectively. On September 29, 2015, the Company completed the merger of charters of BAF and LSB and renamed the combined bank People’s Intermountain Bank (“PIB” or the “Bank”). BAF and LSB will continue to do business as registered names of PIB and we believe this merger of charters will allow the Bank to improve efficiencies. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small- and medium-sized businesses that require highly personalized commercial banking products and services.

We believe our recent growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplished through a combination of competitive pricing for local deposits coupled with expansion of our branch system. In addition to the four branches from the LSB merger, we have added two new branch offices since January 1, 2012.

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

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
	September 30,	September 30,
(Dollars in thousands except per share amounts)	2015	2014
Net income	$14,728	$10,836
Basic earnings per share	0.93	0.74
Diluted earnings per share	0.90	0.72
Total assets	1,553,955	1,361,441
Total loans, net	987,844	895,901
Total deposits	1,332,873	1,195,111
Net interest margin	4.43%	4.37%
Efficiency ratio	59.44%	64.01%
Return on average assets	1.37%	1.10%
Return on average equity	10.98%	9.61%
Average equity to average assets	12.48%	11.47%
Non-performing assets to total assets	0.64%	0.93%
Liquidity ratio (1)	34.35%	31.77%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $39.7 million and $29.5 million at September 30, 2015 and September 30, 2014, respectively.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the nine months ended September 30, 2015 increased 35.9% to $14.7 million from $10.8 million for the comparable period in 2014. Net income for the nine months ended September 30, 2015 increased primarily due to an increase to net loans from loan growth, a higher net interest margin and an increase in non-interest income. Basic earnings per share, or EPS, increased to $0.93 for the nine months ended September 30, 2015 compared to $0.74 for the comparable period in 2014. Diluted EPS increased to $0.90 per share for the nine months ended September 30, 2015 compared to $0.72 per share for the comparable period in 2014. Our increase in net income drove our ROE to 10.98% for the nine months ended September 30, 2015 compared to 9.61% for the comparable period in 2014. Future returns on average equity may be impacted by the additional equity from the initial public offering.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the nine months ended September 30, 2015 our ROA was 1.37% compared to 1.10% for the nine months ended September 30, 2014. The increase in the year-to-date period in 2015 compared to the comparable period in 2014 is primarily due to higher net interest income and non-interest income and a lower effective tax rate of 34.5%.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.64% as of September 30, 2015 compared to 0.93% as of September 30, 2014. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning balances. As of September 30, 2015, total assets grew 14.1% from September 30, 2014, total net loans increased by 10.3% and cash equivalents combined with investment securities increased 21.7%. Loan growth in 2015 came primarily from the increased level of commercial & industrial lending and real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from the initial public offering completed in June 2015. Our average equity to average assets ratio as of September 30, 2015 was 12.48% compared to 11.47% as of September 30, 2014. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 34.35% as of September 30, 2015, compared to 31.77% as of September 30, 2014.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the nine months ended September 30, 2015 and September 30, 2014, our net interest margin was 4.43% and 4.37%, respectively. The improvement in net interest margin is attributable primarily to higher loan volumes and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses divided by the sum of net interest income and non-interest income and was 59.44% for the nine months ended September 30, 2015, as compared to 64.01% for the nine months ended September 30, 2014. We completed a conversion to a common information technology platform in late 2014, which contributed to an improvement in our efficiency ratio for the nine months ended in 2015 compared to the comparable period in 2014.

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

	Three Months Ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$79,061	$49	0.25%	$38,245	$27	0.28%
Securities: (1)
Taxable securities	259,719	973	1.49%	266,912	1,080	1.61%
Non-taxable securities (2)	81,793	616	2.99%	82,073	660	3.19%
Loans (3) (4)	991,198	15,095	6.04%	880,251	13,285	5.99%
Non-marketable equity securities	1,644	1	0.24%	2,677	1	0.15%
Total interest earning assets	1,413,415	$16,734	4.70%	1,270,158	$15,053	4.70%
Allowance for loan losses	(15,560)			(14,290)
Non-interest earning assets	98,759			91,220
Total average assets	$1,496,614			$1,347,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$551,378	$389	0.28%	$513,520	$375	0.29%
Money market accounts	148,633	84	0.22%	145,923	82	0.22%
Certificates of deposit, under $100,000	103,564	104	0.40%	112,899	150	0.53%
Certificates of deposit, $100,000 and over	80,300	152	0.75%	92,091	218	0.94%
Total interest bearing deposits	883,875	729	0.33%	864,433	825	0.38%
Short-term borrowings	2,485	1	0.16%	1,335	-	0.00%
Total interest bearing liabilities	886,360	$730	0.33%	865,768	$825	0.38%
Other non-interest bearing liabilities	405,577			327,194
Shareholders’ equity	204,677			154,126
Total average liabilities and shareholders’ equity	$1,496,614			$1,347,088
Net interest income (tax-equivalent)		$16,004			$14,228
Interest rate spread (tax-equivalent)			4.37%			4.32%
Net interest margin (tax-equivalent) (5)			4.49%			4.44%

	Nine Months Ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$62,228	$114	0.24%	$46,732	$101	0.29%
Securities: (1)
Taxable securities	247,586	2,863	1.55%	260,402	3,474	1.78%
Non-taxable securities (2)	78,799	1,832	3.11%	83,065	2,024	3.26%
Loans (3) (4)	972,541	43,250	5.95%	843,412	38,019	6.03%
Non-marketable equity securities	2,185	3	0.18%	2,702	2	0.10%
Total interest earning assets	1,363,339	$48,062	4.71%	1,236,313	$43,620	4.72%
Allowance for loan losses	(15,381)			(14,441)
Non-interest earning assets	89,764			92,943
Total average assets	$1,437,722			$1,314,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$549,385	$1,147	0.28%	$506,467	$1,113	0.29%
Money market accounts	142,493	241	0.23%	137,487	230	0.22%
Certificates of deposit, under $100,000	107,630	338	0.42%	115,999	455	0.52%
Certificates of deposit, $100,000 and over	84,182	501	0.80%	92,821	665	0.96%
Total interest bearing deposits	883,690	2,227	0.34%	852,774	2,463	0.39%
Short-term borrowings	2,149	3	0.19%	1,259	1	0.11%
Total interest bearing liabilities	885,839	$2,230	0.34%	854,033	$2,464	0.39%
Other non-interest bearing liabilities	372,501			309,973
Shareholders’ equity	179,382			150,809
Total average liabilities and shareholders’ equity	$1,437,722			$1,314,815
Net interest income (tax-equivalent)		$45,832			$41,156
Interest rate spread (tax-equivalent)			4.38%			4.33%
Net interest margin (tax-equivalent) (5)			4.49%			4.45%
(1)

Excludes average unrealized gains of $1.2 million and $859,000 for the three months ended September 30, 2015 and 2014, respectively and $1.8 million and $346,000 for the nine months ended September 30, 2015 and 2014, respectively which are included in non-interest earning assets.

(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $215,000 and $230,000 for the three months ended September 30, 2015 and 2014, respectively, and $641,000 and $708,000 for the nine months ended September 30, 2015 and 2014, respectively.

(3)

Loan interest income includes loan fees of $1.4 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)

Average loans do not include average non-accrual loans of $9.1 million and $10.9 million for the three months ended September 30, 2015 and 2014, respectively, and $7.8 million and $11.8 million for nine months ended September 30, 2015 and 2014, respectively, which are included in non-interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$26	$(4)	$22	$30	$(17)	$13
Taxable securities	(29)	(78)	(107)	(165)	(446)	(611)
Non-taxable securities (1)	(2)	(42)	(44)	(101)	(91)	(192)
Loans	1,689	121	1,810	5,749	(518)	5,231
Federal Home Loan Bank stock	-	-	-	-	1	1
Total interest income (tax-equivalent)	1,684	(3)	1,681	5,513	(1,071)	4,442
Interest expense:
Demand and savings accounts	27	(13)	14	91	(57)	34
Money market accounts	2	-	2	8	3	11
Certificates of deposit, under $100,000	(12)	(34)	(46)	(31)	(86)	(117)
Certificates of deposit, $100,000 and over	(26)	(40)	(66)	(58)	(106)	(164)
Short-term borrowings	-	1	1	1	1	2
Total interest expense	(9)	(86)	(95)	11	(245)	(234)
Net interest income (tax-equivalent)	$1,693	$83	$1,776	$5,502	$(826)	$4,676
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $1.8 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in interest income was primarily driven by increased organic loan volumes. Additional increases in interest income from slightly higher loan yields were offset by lower average rates on investment securities. Additionally, interest expense also decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Net interest income (tax-equivalent) increased $4.7 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in interest income was driven by increased organic loan volumes during 2015 offset by decreases in interest income from lower average rates on loans and investment securities. Additionally, interest expense also decreased for the nine months ended September 30, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Financial Overview for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Interest income	$16,519	$14,822	$1,697	11.4%
Interest expense	730	826	(96)	-11.6%
Net interest income	15,789	13,996	1,793	12.8%
Provision for loan losses	200	600	(400)	-66.7%
Net interest income after provision for loan losses	15,589	13,396	2,193	16.4%
Non-interest income	3,965	3,711	254	6.8%
Non-interest expense	11,444	11,052	392	3.5%
Income before income tax expense	8,110	6,055	2,055	33.9%
Income tax expense	2,844	2,157	687	31.8%
Net income	$5,266	$3,898	$1,368	35.1%

Net Income. Our net income grew by $1.4 million or 35.1% to $5.3 million for the quarter ended September 30, 2015 as compared to $3.9 million for the same quarter in 2014. This was attributable principally to increases in net interest income of $1.7 million, non-interest income of $254,000, and lower provision for loan loss of $400,000.  These increases to net income were offset by an increase of $392,000 in non-interest expenses and a $687,000 increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended September 30, 2015 compared to the same quarter in 2014 was primarily driven by interest earned on a higher volume in average loans attributable to internal growth. An increase in interest income from slightly higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the quarter ended September 30, 2015 decreased from the same period in 2014 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.70% for both quarters ended September 30, 2015 and 2014. The cost of funding our earning assets declined in the quarter ended September 30, 2015 to 0.33% from 0.38% in the comparable quarter in 2014 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended September 30, 2015 and 2014 was $200,000 and $600,000, respectively. We have experienced improving credit quality in our loan portfolio and lower net charge-offs compared to September 30, 2014. The provision for loan losses in both periods was primarily due to relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$613	$725	$(112)	-15.4%
Card processing	1,079	1,067	12	1.1%
Mortgage banking	1,841	1,587	254	16.0%
Other operating	432	332	100	30.1%
Total non-interest income	$3,965	$3,711	$254	6.8%

The increase in total non-interest income during the quarter ended September 30, 2015 compared to the same quarter in 2014 was primarily influenced by higher volumes of residential mortgage loans originated and sold and the income is included in the category mortgage banking. The decrease in service charges on deposit accounts is primarily due to reduced volume of processed and returned items.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$7,323	$6,974	$349	5.0%
Occupancy, equipment and depreciation	969	976	(7)	-0.7%
Data processing	811	756	55	7.3%
FDIC premiums	186	188	(2)	-1.1%
Card processing	512	497	15	3.0%
Other real estate owned	11	5	6	120.0%
Marketing and advertising	279	219	60	27.4%
Merger related expenses	-	96	(96)	-100.0%
Other	1,353	1,341	12	0.9%
Total non-interest expense	$11,444	$11,052	$392	3.5%

Non-interest expense for the third quarter of 2015 increased $392,000 compared to the comparable period in 2014, primarily due to higher salaries and wages resulting from higher incentive compensation, including higher commissions on increased mortgage volume.  Salaries and employee benefits of $7.3 million in the quarter ended September 30, 2015 represents 64.0% of our total non-interest expense, and increased by 5.0% compared to the comparable quarter in 2014. Merger-related expenses incurred in the third quarter of 2014 were not recurring in 2015.

Provision for Income Taxes. We recorded a tax provision of $2.8 million for the quarter ended September 30, 2015 compared to $2.2 million for the same period in 2014. Our effective tax rate was approximately 35.1% for the quarter ended September 30, 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes.

Financial Overview for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Interest income	$47,421	$42,912	$4,509	10.5%
Interest expense	2,230	2,465	(235)	-9.5%
Net interest income	45,191	40,447	4,744	11.7%
Provision for loan losses	800	1,100	(300)	-27.3%
Net interest income after provision for loan losses	44,391	39,347	5,044	12.8%
Non-interest income	12,252	11,356	896	7.9%
Non-interest expense	34,146	33,872	274	0.8%
Income before income tax expense	22,497	16,831	5,666	33.7%
Income tax expense	7,769	5,995	1,774	29.6%
Net income	$14,728	$10,836	$3,892	35.9%

Net Income. Our net income grew by $3.9 million to $14.7 million for the nine months ended September 30, 2015 as compared to $10.8 million for the same period in 2014. This was attributable principally to increases in net interest income of $4.7 million, non-interest income of $896,000, and a decline of $300,000 in provision for loan loss.  These increases to net income were offset by an increase of $274,000 in non-interest expenses and a $1.8 million increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the nine months ended 2015 was primarily driven by interest earned on a higher volume in interest-earning assets attributable to internal growth. Interest expense for the first nine months of 2015 decreased $235,000 from the same period in 2014 due to lower deposit rates.

The tax-equivalent yield on our average interest earning assets was 4.71% for the nine month period ended 2015 compared to 4.72% for the same period in 2014. Although we experienced a decrease in our yield on loans to 5.95% in the nine months ended September 30, 2015 from 6.03% in the nine month period ended September 30, 2014 due to competitive market pressures, the income from the increased volume in loans offset the decrease in loan yield.

The cost of funding our earning assets declined from 0.39% in 2014 to 0.34% in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the first nine months of 2015 was $800,000 compared to $1.1 million for the same period in 2014. We experienced lower net loan charge-offs in the first nine months of 2015 of $424,000 compared to net loans charged-off of $750,000 in the same period in 2014. The decrease in the year-to-date provision for loan losses in 2015 compared to year-to-date 2014 is primarily due to lower loss rates experienced based on improvements in the quality of the loan portfolio compared to September 30, 2014, offset by additional reserves on higher loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,870	$2,138	$(268)	-12.5%
Card processing	3,147	3,126	21	0.7%
Mortgage banking	5,638	4,622	1,016	22.0%
Other operating	1,597	1,470	127	8.6%
Total non-interest income	$12,252	$11,356	$896	7.9%

The increase in total non-interest income during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily influenced by higher volumes of residential mortgage loans originated and sold and the income is included in the category mortgage banking. We cannot assure you that growth in residential mortgage loans will continue in future periods because the mortgage banking business has historically been a cyclical business. The decrease in service charges on deposit accounts is primarily due to reduced volume of processed and returned items.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$21,825	$20,718	$1,107	5.3%
Occupancy, equipment and depreciation	2,914	2,837	77	2.7%
Data processing	2,348	2,301	47	2.0%
FDIC premiums	564	595	(31)	-5.2%
Card processing	1,516	1,563	(47)	-3.0%
Other real estate owned	68	323	(255)	-78.9%
Marketing and advertising	656	602	54	9.0%
Merger related expenses	-	711	(711)	-100.0%
Other	4,255	4,222	33	0.8%
Total non-interest expense	$34,146	$33,872	$274	0.8%
Salaries and employee benefits of $21.8 million in the first nine months of 2015 represents 63.9% of our total non-interest expense, and increased 5.3% compared to the same period in 2014. This increase primarily resulted from an increase of 6 full-time equivalent new associates hired to support our balance sheet and income growth and higher incentive payments. Merger-related expenses in 2014 are primarily costs of terminating the information technology contracts with the previous LSB data processing provider.

Provision for Income Taxes. We recorded tax provisions of $7.8 million for the first nine months of 2015 compared to $6.0 million for the same period in 2014. Our effective tax rate was approximately 34.5% for the first nine months of 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes.

Financial Condition

Our total assets as of September 30, 2015 were $1.55 billion, an increase of 13.7% compared to December 31, 2014. Our total net loans as of September 30, 2015 were $987.8 million, an increase of 5.4% from December 31, 2014. Total deposits as of September 30, 2015 were $1.33 billion, an increase of 11.1% compared to December 31, 2014.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Loans held for sale	$9,907	$12,272
Loans held for investment:
Commercial real estate loans:
Real estate term	544,788	521,536
Construction and land development	157,332	155,117
Total commercial real estate loans	702,120	676,653
Commercial and industrial	208,125	178,116
Consumer loans:
Residential and home equity	70,905	73,515
Consumer and other	15,838	15,421
Total consumer loans	86,743	88,936
Total loans held for investment	996,988	943,705
Net deferred loan fees	(3,524)	(3,248)
Allowance for loan losses	(15,527)	(15,151)
Loans held for investment, net	977,937	925,306
Total loans, net	$987,844	$937,578

	September 30,	December 31,
(Percentage of total loans held for investment)	2015	2014
Loans held for investment:
Commercial real estate loans:
Real estate term	54.6%	55.3%
Construction and land development	15.8%	16.4%
Total commercial real estate loans	70.4%	71.7%
Commercial and industrial	20.9%	18.9%
Consumer loans:
Residential and home equity	7.1%	7.8%
Consumer and other	1.6%	1.6%
Total consumer loans	8.7%	9.4%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of September 30, 2015 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$54,523		$249,857	$240,408	$544,788	$195,748	$294,517
Construction and land development	135,325		17,705	4,302	157,332	11,813	10,194
Total commercial real estate loans	189,848		267,562	244,710	702,120	207,561	304,711
Commercial and industrial	91,753		95,071	21,301	208,125	80,797	35,575
Consumer loans:
Residential and home equity	9,222		31,120	30,563	70,905	13,357	48,326
Consumer and other	7,145		7,176	1,517	15,838	8,222	471
Total consumer loans	16,367		38,296	32,080	86,743	21,579	48,797
Total gross loans held for investment	$297,968	(1)	$400,929	$298,091	$996,988	$309,937	$389,083	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $687 million or 68.9% of total loans at September 30, 2015.

Concentrations. As of September 30, 2015, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 77.5% of total loans held for investment, of which commercial real estate represents 54.6%, 15.8% are construction and land development loans, and 7.1% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Non-accrual loans, not troubled-debt restructured
Real estate term	$6,091	$1,465
Construction and land development	57	578
Commercial and industrial	906	1,787
Residential and home equity	425	428
Consumer and other	12	63
Total non-accrual, not troubled-debt restructured loans	7,491	4,321
Troubled-debt restructured loans non-accrual
Real estate term	1,046	1,106
Construction and land development	821	933
Commercial and industrial	22	1,200
Residential and home equity	-	289
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,889	3,528
Total non-accrual loans (1)	9,380	7,849
Accruing loans past due 90 days or more	3	15
Total non-performing loans (NPL)	9,383	7,864
OREO	619	1,673
Total non-performing assets (NPA) (2)	$10,002	$9,537
Accruing troubled debt restructured loans	$7,647	$8,399
Non-accrual troubled debt restructured loans	1,889	3,528
Total troubled debt restructured loans	$9,536	$11,927
Selected ratios:
NPL to total loans	0.95%	0.84%
NPA to total assets	0.64%	0.70%
(1)

We estimate that approximately $326,000 and $658,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, had such loans performed pursuant to contractual terms.

(2)	As of September 30, 2015 and December 31, 2014, non-performing assets had not been reduced by U.S. government guarantees of $11,000 and $1.1 million, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $9.5 million and $11.9 million as of September 30, 2015 and December 31, 2014, respectively. Our TDR loans are considered impaired loans of which $1.9 million and $3.5 million as of September 30, 2015 and December 31, 2014, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2015	2014
Balance, beginning of period	$1,673	$4,092
Additions	11	242
Write-downs	-	(452)
Sales	(1,065)	(1,808)
Balance, end of period	$619	$2,074

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance for loan losses:
Beginning balance	$15,655	$14,375	$15,151	$14,390
Loans charged off:
Real estate term	(1)	(269)	(2)	(663)
Construction and land development	(151)	(1)	(396)	(1)
Commercial and industrial	(201)	(15)	(235)	(546)
Residential and home equity	-	-	-	(6)
Consumer and other	(53)	(52)	(174)	(270)
Total	(406)	(337)	(807)	(1,486)
Recoveries:
Real estate term	5	6	74	194
Construction and land development	2	30	38	361
Commercial and industrial	31	16	147	50
Residential and home equity	16	18	63	31
Consumer and other	24	32	61	100
Total	78	102	383	736
Net loan charge off	(328)	(235)	(424)	(750)
Provision for loan losses	200	600	800	1,100
Ending balance	$15,527	$14,740	$15,527	$14,740
Gross loans	$1,006,895	$916,371	$1,006,895	$916,371
Average loans	991,198	880,251	972,541	843,412
Non-performing loans	9,383	12,665	9,383	12,665
Selected ratios:
Net charge-offs to average loans	0.13%	0.11%	0.06%	0.12%
Provision for loan losses to average loans	0.08%	0.27%	0.11%	0.17%
Allowance for loan losses to loans outstanding at end of period	1.54%	1.61%	1.54%	1.61%

The decrease in ALLL as a percentage to total loans from 2014 to 2015 is attributable to overall improvement in the credit quality of the underlying loan portfolio.

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

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	September 30,	December 31,
(in thousands)	2015	2014
Commercial real estate loans:
Real estate term	$6,569	$5,181
Construction and land development	3,625	4,425
Total commercial real estate loans	10,194	9,606
Commercial and industrial	4,391	4,608
Consumer loans:
Residential and home equity	693	671
Consumer and other	249	266
Total consumer loans	942	937
Total	$15,527	$15,151

	September 30,	December 31,
(Percentage of total loans held for investment)	2015	2014
Commercial real estate loans:
Real estate term	54.6%	55.3%
Construction and land development	15.8%	16.4%
Total commercial real estate loans	70.4%	71.7%
Commercial and industrial	20.9%	18.9%
Consumer loans:
Residential and home equity	7.1%	7.8%
Consumer and other	1.6%	1.6%
Total consumer loans	8.7%	9.4%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $360.4 million as of September 30, 2015 and $330.8 million as of December 31, 2014. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of September 30, 2015, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Available for sale securities:
U.S. Government agencies	$86,620	$43,034
Municipal securities	42,547	50,308
Mortgage-backed securities	172,173	192,084
Corporate securities	9,798	10,211
Total	311,138	295,637
Held to maturity securities:
Municipal securities	47,060	32,970
Other securities	2,232	2,232
Total	49,292	35,202
Total investment securities	$360,430	$330,839

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2015:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$-	0.00%	$86,465	1.07%	$-	0.00%	$-	0.00%	$86,465	1.07%
Municipal securities	11,326	3.12%	20,802	3.95%	7,311	4.51%	2,084	3.61%	41,523	3.80%
Mortgage-backed securities	-	0.00%	1,013	1.80%	43,810	1.54%	126,279	1.75%	171,102	1.70%
Other securities	-	0.00%	3,000	1.30%	4,000	1.32%	3,000	4.00%	10,000	2.12%
Total	11,326	3.12%	111,280	1.62%	55,121	1.92%	131,363	1.83%	309,090	1.82%
Held to maturity securities:
Municipal securities	5,159	2.02%	29,652	2.20%	12,249	2.71%	-	0.00%	47,060	2.31%
Other securities	-	0.00%	2,232	1.04%	-	0.00%	-	0.00%	2,232	1.04%
Total	5,159	2.02%	31,884	2.12%	12,249	2.71%	-	0.00%	49,292	2.25%
Total investment securities	$16,485	2.77%	$143,164	1.73%	$67,370	2.06%	$131,363	1.83%	$358,382	1.88%

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

Deposits

Total deposits were $1.33 billion as of September 30, 2015 and $1.20 billion as of December 31, 2014. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits increased to $428.9 million, or 32.2% of total deposits as of September 30, 2015, from 27.3% as of December 31, 2014. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	September 30, 2015		December 31, 2014
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$363,343	0.00%	$309,225	0.00%
Interest bearing deposits:
Interest bearing demand and savings	549,385	0.28%	513,241	0.29%
Money market	142,493	0.23%	137,829	0.23%
Certificates of deposit under $100,000	107,630	0.42%	115,103	0.51%
Certificates of deposit $100,000 and over	84,182	0.80%	91,878	0.94%
Total interest bearing deposits	883,690	0.34%	858,051	0.38%
Total	$1,247,033		$1,167,276

Additionally, the following table shows the maturities of CDs of $100,000 or more:

September 30,
(in thousands)	2015
Due in three months or less	$8,074
Due in over three months through six months	6,598
Due in over six months through twelve months	17,214
Due in over twelve months	47,617
Total	$79,503

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of September 30, 2015, our shareholders’ equity totaled $206.6 million, an increase of $49.0 million or 31.0% since December 31, 2014. The increase in shareholders’ equity for the nine month period ended September 30, 2015 was primarily due to the sale of common shares in the initial public offering in June 2015 which provided $34.9 million in capital, net of offering costs and from net income of $14.7 million for the nine month period ended September 30, 2015.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Quarterly dividends of $0.06 per share were declared during the year 2015 representing 20.3% of the net income for the nine months ended September 30, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

The following table sets forth our capital ratios.

	Base/III	Previous
	Regulatory	Regulatory
	Requirements -	Requirements -
	Well Capitalized	Well Capitalized	PUB
	(Greater than or	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	Percentage)	2015	2014	2014
Tier 1 leverage capital ratio	5.00%	5.00%	13.71%	11.32%	11.43%
Tier 1 risk-based capital	8.00%	6.00%	18.30%	14.92%	15.22%
Total risk-based capital	10.00%	10.00%	19.56%	16.01%	16.27%

PUB and the Bank were well-capitalized as of September 30, 2015, December 31, 2014 and September 30, 2014 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of September 30, 2015:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$359,638	$264,763	$43,988	$13,056	$37,831
Standby letters of credit	36,645	36,645	-	-	-
Credit cards	24,517	24,517	-	-	-
Total	$420,800	$325,925	$43,988	$13,056	$37,831

Contractual Obligations

The following table sets forth our significant contractual obligations as of September 30, 2015:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$181,635	$93,239	$59,700	$26,645	$2,051
Deposits without stated maturity	1,151,238	1,151,238	-	-	-
Short-term borrowings	2,414	2,414	-	-	-
Total	$1,335,287	$1,246,891	$59,700	$26,645	$2,051

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. In conjunction with combining the bank charters at the end of the third quarter of 2015, some of our borrowing lines were consolidated. We have borrowing lines at correspondent banks totaling $20.0 million. In addition, we have current borrowing lines with the FHLB, totaling $191.9 million as of September 30, 2015, which are secured by various real estate loans pledged as collateral totaling $308.9 million.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of September 30, 2015, we had approximately $423.4 million in net liquid assets comprised of $142.1 million in cash and cash equivalents, including interest bearing deposits of $120.0 million and federal funds sold of $1.2 million, $311.1 million in available-for-sale securities and $9.9 million in loans held for sale, less $39.7 million pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 34.35% as of September 30, 2015 compared to 28.84% as of December 31, 2014. The liquidity ratio in 2015 was impacted by the additional cash received from our initial public offering.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of September 30, 2015 we had outstanding loan commitments of $384.2 million and outstanding letters of credit of $36.6 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the nine months ended September 30, 2015, deposits increased $133.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2015 indicates there have been no material changes in the quantitative and qualitative disclosures from those in the Registration Statement filed with the SEC in June 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)