Form 10-K
period 2015-12-31
People's Utah Bancorp
filed 2016-03-23
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37416

PEOPLE’S UTAH BANCORP

(Exact name of registrant as specified in its charter)

UTAH	87-0622021
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1 East Main Street, American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

(801) 642-3998

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common shares, $0.01 par value per share	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 (the last business day of the most recent second quarter), was $220,498,443 (based on the price at which common equity was last sold as quoted on the NASDAQ Capital Market at the close of business on that date).

The number of the Registrant’s common shares outstanding on March 14, 2016 was 17,641,090. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the 2016 Annual Meeting Proxy Statement related to the shareholder meeting scheduled for May 18, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

People’s Utah Bancorp (“PUB” or the “Company”) is a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have 18 retail banking locations, two residential mortgage offices, and other support facilities operated through our wholly-owned banking subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”). Prior to the formation of PUB, the Bank operated as a separate legal entity as discussed in “Subsidiaries” below. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real-estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small and medium-sized businesses that require highly personalized commercial banking products and services. Our business customers are involved in a variety of industries. We also provide a broad range of banking services and products to individuals.

Subsidiaries

The Company includes the parent holding company and one wholly-owned subsidiary, PIB. The Company’s subsidiaries historically included Bank of American Fork and Lewiston State Bank, which was acquired in October 2013. Those subsidiaries began offering banking services in 1913 and 1905, respectively. On September 29, 2015, the Company merged the charters of the two subsidiaries and renamed the combined bank People’s Intermountain Bank. PIB will continue to do business using Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”) as registered names. As of December 31, 2015, the Company’s subsidiary was not engaged in any operations in foreign countries. The Bank operated two divisions in 2015: BAF and LSB. Over their lives, BAF has expanded to 14 branches and a mortgage operation within Utah and LSB has expanded to three branches in Utah and one branch in Idaho. In 2016, the Bank will begin a new division, GrowthFunding Equipment Finance that will begin to originate leases.  We have historically purchased commercial-equipment lease paper through our banking division.

Market Area

We currently operate through 18 full-service banking locations, including 17 located in Utah and one located in Preston, Idaho, which is near Logan, Utah. Utah is one of the fastest growing states in the United States in terms of population, ranking 6th in 2015 percentage growth according to the U.S. Census Bureau. Over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake and Utah Counties. The next largest population centers in the state are in Washington and Cache Counties. These six counties make up approximately 84.7% of Utah’s population. Most of the major business and economic activity in Utah is located in the counties where we currently have branches. We also hold loans which are located throughout the United States, primarily though our leasing division.

Competition

The banking and financial services business in our market areas is highly competitive. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Our competition for deposit and loan products is strong and directly affects the pricing of those products and the terms on which we offer them to customers. Price competition for deposits may adversely affect our ability to generate low-cost core deposits in our primary market areas sufficient to fund our asset growth. As a result, we may seek alternative funding through borrowings and we may need to price our deposit products more aggressively, which would result in an increase in our costs of funding and a reduction in our net interest margin. While our deposit base has increased, several larger banks have grown their deposit market share in our markets faster than we have, resulting in a declining relative deposit market share for us in some of our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. Technological innovation continues to contribute to greater competition in domestic and international financial services markets.

The market share of PUB and our largest competitor by county at June 30, 2015 as reported by SNL: Briefing Book: 2015 Deposit Market Share – Banks, excluding non-retail branches (SNL Report), is as follows:

		PUB		Competitor's
		Deposit		Deposit
	PUB	Market	Largest	Market
Area	Ranking	Share	Competitor	Share
Cache County	3	16.97%	Zions Bancorp.	29.78%
Davis County	10	0.98%	Wells Fargo & Co.	31.60%
Franklin County, ID	1	33.69%	Wells Fargo & Co.	29.25%
Salt Lake County	12	0.25%	JPMorgan Chase & Co.	32.47%
Utah County	3	12.67%	Wells Fargo & Co.	24.58%
Washington County	8	0.13%	Zions Bancorp.	31.63%
State of Utah	7	1.43%	JPMorgan Chase & Co.	24.34%

Our Business Activities

Our principal business is to utilize deposits and other funding sources in making loans which generate interest income. The principal sources of funds for our loans and investments are demand, time, savings and other deposits, repayment of loans and borrowings. The principal expenses associated with banking are interest paid on deposits, employee compensation, office expenses and other operating expenses. We do not currently offer trust or fiduciary services.

We provide banking services throughout our primary market area to real estate developers, contractors and small- to medium-sized businesses in our market. Many of our real estate customers are involved in the development, construction and resale of commercial and residential properties primarily in Utah, Salt Lake, Davis, Cache and Washington counties. Our business customers are involved in a variety of industries, including light manufacturing, distribution and other services. We also provide a broad range of banking services and products to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking.

Lending

While our historical focus has been on real estate lending, we also offer a full range of short- and long-term C&I and consumer lending products and services. We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. We originate a variety of loans, including real estate construction, land acquisition and development, commercial real estate, residential real estate, commercial, and to a lesser extent consumer based loans. From time to time we purchase and sell non-consumer loan participations to or from other banks within our market area. Loan participations purchased by us have been underwritten using our standard and customary underwriting criteria.

Our customers are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•	Small- to medium-sized businesses in need of secured and unsecured lines of credit through SBA financing or C&I term loans;
•	Individuals in need of residential mortgage products and consumer loan products; and
•	Professionals and professional firms, such as medical, architectural, engineering, and insurance and financial firms, in need of operating facilities.

Our lending activities are concentrated in two main categories: real estate and commercial / industrial.

Real Estate

We are focused on commercial and residential real estate lending throughout a project’s life-cycle, including acquisition and development loans, construction loans, and permanent, long-term mortgage financing.

Construction, Acquisition and Development Loans. Our construction loan portfolio consists of single-family residential properties, multi- family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, and has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and whether related loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss. Maturities for construction loans generally range from six to 12 months for residential property and from 12 to 18 months for commercial and multifamily properties.

Our development loans are secured by the entire property being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects currently range from small plats of two to six lots to subdivisions with up to 60 lots. We also consider development loans for larger projects. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales at a minimum of 125% of the bank’s per-lot exposure. We target most development loans to be paid off at no more than 75% of total development sales. Loan-to-value ratios on development loans typically range from 65% to 75%, depending on the financial strength and experience of the developer. Most development loans have maturities of 12 to 24 months.

Commercial Real Estate Loans. We also originate mortgages for commercial real estate properties. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties and are made to the owners or occupants of such properties. The majority of these loans have maturities generally ranging from three to 10 years.

Commercial real estate lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrowers’ creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.

Loan-to-value ratios for non-owner occupied commercial mortgage loans generally do not exceed 75%. We permit loan-to-value ratios of up to 75% if the property is owner-occupied and the borrower has strong liquidity, net worth, and cash flow. We have been active in both the construction lending and permanent financing of our commercial real estate portfolio. Construction and raw land loans are short-term in nature and generally do not exceed 18 months. Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods every three to five years when fixed commitments exist.

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. We sell substantially all of the first lien residential mortgage loans that we originate to larger financial institutions. We provide loan servicing for FNMA and Freddie Mac mortgage loans.

Residential mortgage loans generally are made on the basis of the borrowers’ ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 75%.

Commercial and Industrial:

Commercial and Industrial Loans. We make C&I loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of C&I loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer loans guaranteed by the SBA.

C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a twelve month commitment with a variable rate and are secured by the asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 84 months, but in no case exceed the depreciable life of the tangible asset being financed.

To manage these risks, our policy is to secure the commercial loans we make with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, leverage, collateral value and other appropriate credit factors.

Leasing. In 2012, we developed relationships with several private leasing companies located in Utah. Through such relationships, we purchased leases that fit our policies and procedures. Our lease portfolio consists primarily of various types of mission-critical equipment utilized by commercial and industrial customers, which are located throughout the U.S.  We have lending officers who have extensive backgrounds in leasing. Leases are purchased directly from the lease originator, or in some cases a loan is made to the originator and the lease secures the loan. We underwrite lease portfolios prior to purchase. As of December 31, 2015, we had approximately $25.4 million of leases in our loan portfolio.

We intend to grow by expanding our leasing business into direct leases and we intend to originate leases on a national level. We have newly formed our GrowthFunding Equipment Finance division to increase our leasing portfolio and scale diversification of the commercial and industrial loan portfolio. This division will seek to underwrite leases nationwide.  These leases are used to purchase equipment essential to the operations of our borrowers/lessees and are secured by the specific equipment financed.  We intend to grow our lease portfolio in a careful, measured way with an emphasis on sound underwriting standards based on our current leasing policy.  Our leasing program is subject to the same general risks as our lending activities, including credit and interest rate risks, and the difficulty of attracting necessary personnel, among others.  Starting a new line of business may require significant investment in personnel, which if the business in not successful, may not be recovered.

Leasing is traditionally based on cash flow lending. Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer rather than on the value of its assets or resale of the collateral for the loan or lease.

For some types of leases, the Bank will own and have risk of loss on the leased property and the customer will make rental lease payments over a set lease period. The lease payments are determined, in part, based on the expected residual value of the property at the end of the lease. At the end of the lease, the Bank must sell or re-lease the property to the lessee or a third party. Leases with significant residual values have higher risk than many other types of lending because the economics of the lease also rely on the leased property’s value in addition to the other sources of repayment from the lease. We may be unable to re-lease or sell the property within a reasonable timeframe or may experience market price changes in the expected residual value of the leased property over the lease term. If we do not properly manage residual values of the leased property we may not be able to recover our investment.

Consumer Loans

Consumer Loans. Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans we make include home equity loans, home improvement loans, automobile loans, debt consolidation loans and general consumer lending.

Consumer loans may entail greater risk than real estate loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as a bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.

We also issue credit cards to certain of our customers. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.

SBA Loans

We have been an SBA Preferred Lender since 2002. As a Preferred Lender, we can approve a loan within the authority delegated to us by the SBA and not be required to go through the SBA directly on a per loan basis.

SBA loans fall into two categories, loans originated under the SBA’s 7(a) Program, or SBA 7(a) Loans, and loans originated under the SBA’s 504 Program or SBA 504 Loans. Through SBA 7(a) Loans funds can be utilized to purchase or construct real property; however, we primarily use the 7(a) Program for working capital, inventory, or equipment needs and loans, which are included in our C&I loans.

SBA 504 loans typically do not have an SBA guaranty, but rather, a low 50% loan to value ratio due to the assistance of the 504 program. For this reason, we generally record the SBA 504 loans as commercial real estate.

Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA.

Loan Underwriting and Credit Policies:

Our Board of Directors establishes our lending policies and the Bank adopts such policies with further modifications to fit their respective markets. These lending policies are reviewed at least annually and evaluated from time to time by senior lending management and our Board of Directors. Key elements of our current policies are debt service coverage, monitoring concentration levels and maintaining strict approval and underwriting procedures.

Debt Service Coverage. Our risk management philosophy is to extend credit only when an applicant has proven cash flow to service the proposed debt. Additionally, it is generally necessary for the applicant to demonstrate an independent secondary source of repayment.

Monitor Concentration Levels. We have established maximum concentrations for each loan type and regularly monitor and evaluate the diversification of our loan portfolio. We have significant concentration in real estate loans.

Loans to One Borrower. In addition to the maximum concentration for loan types, state banking law generally limits the aggregate extensions of credit that a bank may make to a single borrower. Under Utah law, the aggregate extensions of credit that a bank may make to a single borrower generally may not exceed 15% of the bank’s Tier 1 capital.

Approval and Underwriting Procedures. All loan requests must be approved under specified approval guidelines, based upon Board approved authorities. Credit approval authority has four levels, as listed below from lowest to highest level. Management believes the current authority levels are appropriate to ensure overall credit quality, while ensuring we are able to respond in a timely manner to lending opportunities. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works independently of loan production and has full responsibility for all loan disbursements.

Bank Lending Authorities:

•

Individual Authorities — Branch Managers typically have credit approval authority to loan up to $300,000 for secured loans provided there are no exceptions to loan policy. Within this authority, there are typically sub-limits for unsecured loans, equipment secured, accounts receivable and inventory secured loans, and other types of loans.

•

BAF Division Regional Loan Committee — The BAF Division Regional Loan Committee meets as needed, and consists of the Senior Vice President — Regional Managers and Branch Managers within each region. The committee has credit approval authority to approve secured loans up to $1,250,000 and unsecured loans up to $50,000.

•

LSB Division Loan Committee -- The LSB Division Loan Committee meets as needed and consists of the LSB President, Senior Vice President – Chief Credit Officer, and other senior lending officers.  The committee has credit approval authority to approve secured loans up to $4.0 million and unsecured loans up to $500,000.

•

Loan Committee — The Loan Committee which generally meets twice a week, and consists of the Senior Vice President — Chief Credit Officer, the Senior Vice President — Loan Administration, the President/Chief Operations Officer and other senior lending officers. The committee has unlimited credit approval authority for secured loans and unsecured loans, subject to ratification by the Board Loan Committee for real estate secured loan total aggregate debt relationships over $4.0 million and non-real estate secured loan total aggregate debt relationships over $2.5 million. If a credit decision requires immediate attention, a Senior Committee (consisting of the Chief Credit Officer, Chief Credit Administration Officer, and one Senior Vice President/Region Loan Manager) has the same approval authority as the Loan Committee.

•

Board Loan Committee — The Board Loan Committee is comprised of eight directors, including our Chairman, Vice Chairman, President and Chief Executive Officer, with five committee members required for a quorum. All real estate secured loans and/or aggregate real estate loan secured relationships of $4.0 million and above or total aggregate non-real estate secured debt relationships exceeding $2.5 million require the ratification of this committee. The committee meets weekly to ratify loans approved by the Bank’s Loan Committee. This committee has approval authority up to our legal lending limit, which was approximately $28.3 million as of December 31, 2015.

Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of nine different categories (Grades 1-9). The grading system is used to determine, in part, the provision for loan losses. The first five grades in the system are considered satisfactory. The other four grades range from a “Special Mention” category to a “Loss” category.

The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Substandard” or worse requires prior approval of the Bank’s senior lending officers.

The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The Bank’s senior lending officers review monthly a listing of “Watch List” loans consisting of loans over 60 days past due, graded 6 or higher or that are past due and can make changes to the loan grades. Additionally, changes in the grade for a loan may occur through any of the following means:

•	random reviews of the loan portfolio conducted by senior lending officers;
•	loan reviews conducted by an outside loan reviewer and the internal loan reviewer;
•	bank regulatory examinations; and
•	monthly action plans submitted to the Chief Credit Officer by the responsible lending officers for each credit on the Watch List.

Special Mention — Grade 6. Generally acceptable asset quality, but frequent and thorough monitoring is required as temporary credit weaknesses may extend beyond financial into managerial and demographic issues. Borrowers may have strained cash flow and less-than- anticipated performance. Borrowers may have possible management weaknesses, perhaps demonstrated by an irregular flow of adequate or timely performance information required to support the credit. Borrowers may have a plausible plan to correct problems in the near future without material uncertainties. Borrowers may lack reserve capacity, so their risk rating will generally either improve or decline in a relatively short time frame since results of corrective actions should be apparent within 6 months or less. These loans exhibit an increasing reliance on collateral for repayment.

Loan Delinquencies.  When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 60    days or more are reviewed by the Chief Credit Officer regularly for possible changes in grading. Trends in loan delinquencies and non-performing loans are reviewed by our Board of Directors at each monthly board meeting. Our Special Asset Department was formed during the recession and meets quarterly to review classified assets. The Special Asset Department is comprised of senior lending officers and selected members of our Board of Directors.

Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 7 through 9 of our loan grading system to identify potential problem assets.

The following describes grades 7 through 9 of our loan grading system:

•

Substandard — Grade 7. Unacceptable business credit; asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Though no loss is envisioned, the outlook is sufficiently uncertain to preclude ruling out the possibility; some liquidation of assets will likely be necessary as a corrective measure. Assets in this category may demonstrate performance problems such as cash flow deterioration trends including current or long-term debt service deficiencies with no immediate relief; borrower’s inability to adjust to prolonged and unfavorable industry or economic trends; management character and/or effectiveness have become suspect.

•

Doubtful — Grade 8. Undesirable credit with loss potential. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

•

Loss — Grade 9. Total loss is expected. An uncollectible asset or one of such little value that it does not warrant classification as an active, earning asset. Such an asset may, however, have recovery or salvage value, but not to the point of deferring full write-off, even though some recovery may occur in the future. Our policy is to charge off such assets as a loss during the accounting period in which they were identified. These assets have been determined to have identifiable, uncollectible components. Typically, a partial charge-off of the loss will have occurred, and the balance remaining would be reflective of management’s best estimate of collectability.

Our Investment Activities

Our investment strategy is designed to be complementary to and interactive with our cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning. Investment securities consist primarily of U.S. Agency issues and municipal bonds. In addition, for bank liquidity purposes, we use Federal Funds Sold which are temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by the treasury officers of the Bank. These securities activities are reviewed monthly by our Board of Directors.

Our general objectives with respect to our investment portfolio are to:

•

achieve an acceptable asset/liability gap position based on our separate policy related to asset and liability management that provides guidance for how investments are to be used to manage asset and liability gaps;

•	provide a suitable balance of quality and diversification to our assets;
•	provide liquidity necessary to meet cyclical and long-term changes in the mix of assets and liabilities;
•	provide a stable flow of dependable earnings;
•	maintain collateral for pledging requirements; and
•	manage interest rate risk.

Deposit Products and Other Sources of Funds

Our primary sources of funds for use in our lending and investing activities consist of:

•	deposits;
•	maturities and principal and interest payments on loans and securities; and
•	other short-term borrowings.

We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost-effective, consistent with our asset and liability management policies.

An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $100,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products competitively with other financial institutions in our marketplace in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs.

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon deposits to satisfy our needs for sources of funds. We offer regular checking, rewards checking, savings and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to six years, individual retirement accounts and Jumbo CDs. We also offers Health Savings Accounts to our customers. The primary sources of deposits are small-and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the Federal Deposit Insurance

Corporation, or FDIC, up to the maximum amount permitted by law. We have a service fee schedule, which we believe is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

In 2008, we implemented a deposit product named “MyRate” Checking. This product allows a customer to earn a premium interest rate by meeting certain account requirements, including a minimum monthly amount of electronic transfers and debit card usage and only receiving electronic statements for this account. Although the rate paid is higher, the overall net costs on this product are lower which results in higher net income to us.

We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand. In order to fund loan demand, we have also utilized funding from two programs offered by Promontory Interfinancial Network called Certificate of Deposit Registry Service or CDARS and Insured Cash Sweep or ICS. This relationship allows the Bank to utilize a national network of banks to offer deposit insurance coverage for large depositors. This protection occurs in deposit increments of less than $250,000 per participating bank to ensure that both principal and interest are eligible for full FDIC insurance. We initiated an Internet-based deposit product in 2007, which we branded as “SaveSmart”, where we have attracted deposits by offering competitive rates on savings accounts.

In addition to our traditional marketing methods, we attract new customers and deposits by:

•	expanding long-term business customer relationships, including referrals from our customers; and
•	deploying business development personnel to work new leads with loan officers and branch managers to obtain new business customers.

Other Borrowings. We may occasionally use our overnight credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  We have an unsecured line of credit with a regional correspondent financial institution pursuant to which we can borrow funds generally on an overnight basis.  The correspondent financial institution may impose collateral requirements or terminate the line of credit at any time.  We have the collateral capacity to borrow from the Federal Reserve. We can also borrow from the FHLB pursuant to an existing commitment based on the value of the collateral pledged which generally consists of certain real estate loans. (Refer to Note 6 – Short-term Borrowings in the audited financial statements under Item 8 for additional information).  In September 2014, the Federal Housing Finance Agency, or FHFA, proposed a rule that would revise the requirements for financial institutions to apply for and retain membership in one of the 12 Federal Home Loan Banks. If adopted, the proposed rule would revise FHFA’s existing membership regulation to ensure that members maintain a commitment to housing finance and that only eligible entities can gain access to FHLB advances and the benefits of membership. However, it is unknown at this time whether a final rule, if adopted, would affect the membership status of the Bank.

Other Products and Services

We offer a variety of other products and services, including:

•

Mobile and Internet Banking. We believe there is a strong demand within our market for mobile and Internet banking. These services allow both consumer and business customers to access detailed account information and manage their accounts, including on-line balance transfers and bill payment. These services enable our customers to conduct their banking business and monitor their bank accounts from remote locations at any time. We believe our mobile and Internet banking services are invaluable in attracting and retaining customers and we encourage customers to consider us for all their banking and financial needs.

•

Automatic Teller Machines, or ATMs. We provide ATM services at all of our branches and offer ATM fee reimbursement to our customers, allowing them to use certain ATM networks nationwide without paying a per transaction fee. Each checking and deposit account has a monthly reimbursement limit. Our ATMs provide for cash withdrawals, balance transfers and inquiries, and check or cash deposits.

•

Business Cash Management Services. We offer cash management systems to assist our business customers with their day-to-day funds management. This includes the ability to originate electronic payments and withdrawals, create wire transfers, and request stop payments.

•

Remote Deposit Capture. This product, branded “ExpressDeposit” and “Merchant Check Capture”, allows businesses to send their deposits electronically to the Bank, which allows us to reach a larger group of business customers that are not close to one of our physical locations. This product gives us an edge in gaining new customers and it contributes to the growth of our deposits. We primarily target professional service companies, preferably with multiple offices including real estate offices, attorneys, doctors, dentists and accountants.

•

Bill Pay. We offer a user-friendly bill payment product that was designed to meet our customers’ needs. This payment system allows our customers to pay bills electronically or by check. Customers can also utilize the bill presentment feature or future date their bills for a time period such as a vacation when they may not be accessible at the time their bills are due.

•	Other Products. We offer other banking-related specialized products and services to our customers, such as cashier’s checks, money orders, credit and debit cards, and safe deposit services.

Risk Management

We are committed to maintaining internal controls to manage the risk associated with our growth and concentrations in real estate loans. We have identified lending/credit risk and operational risk as the two areas that could have the greatest impact on capital. In order to mitigate and actively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.

We have focused our risk management in the following areas:

•	Our Board established the Enterprise Risk Management Committee to monitor all material risks of PUB;
•	Our executive management reviews material risks monthly;
•

Our loan administration is managed by PIB’s Senior Vice President — Loan Administration and staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds and to review the integrity of the credit risk rating system;

•

Our operations administration is managed by PIB’s President and Chief Operations Officer and includes staff experienced in compliance with banking regulations and in information technology and related security issues;

•

Our Internal Audit Department reports its independent audit findings directly to our Board’s Audit and Compliance Committee. This department performs audits and reviews of loan grades, loan documentation, regulatory compliance and other areas of higher risk profile; and

•	Our general counsel coordinates the efforts of our compliance officers with respect to our risk management programs.

We believe that our organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the risk parameters designed to protect our capital.

The FDIC has given guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk based capital, heightened risk management practices should be employed to mitigate risk. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future. If we exceed the FDIC’s guidelines and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Branch Expansion

We have a current branch located in a grocery store in Preston, Idaho. We have entered into an agreement to purchase property for $480,000 and intend to build an additional branch with drive-up facilities to open in late 2016 or early 2017. Estimated construction costs for the branch are expected to be between $800,000 and $1.2 million.

Employees

We refer to our employees as “associates.” We had a total of 362 full-time equivalent associates as of December 31, 2015 and 414 total associates. Our associates are not represented by a labor organization, and we are not aware of any activity to seek such organization. The Company and the Bank provide their associates with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit-sharing plan and a stock-based compensation plan. The Company considers its associate relations to be excellent. See Note 11 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for information regarding associate benefit plans and profit sharing.

Website Access

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.peoplesutah.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business or our revenues.

General

As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Federal Reserve and by the Utah Department of Financial Institutions (“UDFI”). In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI. Supervision, regulation, and examination of PUB and the Bank by the regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”), rather than for holders of our capital stock.

Recent Changes as a Result of the Dodd-Frank Act

In addition to the framework of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), created the Consumer Financial Protection Bureau (“CFPB”), a new federal regulatory agency with broad authority to regulate the offering and provision of financial products and services to consumers. However, the primary authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer-protection laws remains with our federal regulator, the FDIC, and with the UDFI.

As a result of the Dodd-Frank Act, the regulatory framework under which PUB and the Bank operate has changed and will continue to change substantially over the next several years. Many of the provisions of the Dodd-Frank Act became effective upon enactment, while others are subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in the coming years. In light of these significant changes and the discretion afforded to federal banking regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any of its implementing regulations will have on our business or on our ability to pursue future business opportunities.

Holding Company Regulation

Permitted Activities

Under the Bank Holding Company Act (“BHCA”), a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in certain enumerated activities that are related to banking. We are engaged in some of those activities. While the Federal Reserve has treated those activities as acceptable in the past for other bank holding companies, the Federal Reserve in the future may not allow us to conduct any or all of these activities. The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of those activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Acquisitions Subject to Prior Regulatory Approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.

Bank Holding Company Obligations to Bank Subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require PUB to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. A bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under applicable regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank. If PUB were to enter bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. Under the Federal Deposit Insurance Act, or FDIA, under certain circumstances, we may be responsible for the liabilities of the Bank and may be responsible for damages to the FDIC.

Restrictions on Bank Holding Company Dividends

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or which would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the Board of Directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, banking regulators (in the case of the Bank, the FDIC and the UDFI) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company. In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, an ability to pay dividends depends on the ability of the Bank to pay dividends to us and the FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to us from the Bank as described below in “Bank Regulation—Bank Dividends.”

Capital Regulations – U.S. Basel III Capital Rules

In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel III Capital Rules, implementing many aspects of the Basel III Capital Standards. The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The U.S. Basel III Capital Rules also increase the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%.

Additionally, the Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage-servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common shares of unconsolidated financial institutions (net of associated deferred tax liabilities). Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We opted out of this treatment.

For a detailed discussion of PUB and the Bank’s actual capital ratios and capital adequacy see “Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 9 – Regulatory Capital Matters” in Item 8. Financial Statements and Supplementary Data.”

Bank Regulation

The Bank is a Utah state-chartered commercial bank, and is subject to supervision and regulation by the UDFI and the FDIC. The UDFI and the FDIC supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the conduct of the Bank’s corporate affairs, the satisfaction of capital-adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling depository institutions can be called upon to increase the depository institution’s capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the FDIC’s Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (v) prohibiting the acceptance of deposits from correspondent banks; (vi) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vii) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

The Bank currently exceeds the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized.” Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these or other factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.

Notably, the thresholds for each of the five categories for regulatory capital requirements were recently revised pursuant to the U.S. Basel III Capital Rules. Under these rules, which took effect on January  1, 2015, a well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10 percent or greater, (ii) having a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) having a Core Equity Tier 1 capital ratio of 6.5 percent or greater, (iv) having a leverage capital ratio of 5 percent or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. We meet these revised capital levels.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

Bank Reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve, to maintain reserves against some deposit accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Bank Dividends

Utah law places restrictions on the declaration of dividends by Utah state-chartered banks to their shareholders. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fails to comply with this limitation. The FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to PUB from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available therefor.

Limitations on Brokered Deposits

Applicable rules regarding capital requirements under the FDIC’s prompt corrective action regulations limit the ability of banks to raise funds that meet the definition of “brokered deposits” under that regulation. To avoid the applicability of this limitation, the Bank must maintain the status of a “well capitalized” institution.

Insurance of Accounts and Other Assessments

FDIC deposit insurance is critical to the continued operation of the Bank. The Bank pays deposit insurance assessments to the FDIC’s Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

Restrictions on Transactions with Affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions, including the payment of management fees, between PUB, the Bank and any non-bank subsidiaries are subject to a number of restrictions. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties.

Loans to Insiders

Loans to executive officers, directors or principal shareholders are subject to restrictions under Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s implementing Regulation O (collectively “Reg. O”). From time to time, the Bank makes loans to executive officers, directors and principal shareholders on terms permitted by Reg. O. We believe the Bank is in compliance with Reg. O and, therefore, we believe we are in compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). All loans from the Bank to executive officers, directors or principal shareholders are made in the ordinary course of business, are of a type generally made available to the public and are on market terms no more favorable than those offered to persons not related to the Bank, except for the waiver of certain loan fees and a minor reduction in certain loan interest rates as part of a benefit program as allowed by Reg. O.

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act require prior approval from the Federal Reserve for any person or company to acquire “control” of a bank or a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and in general is presumed to exist if a person acquires 10 percent or more, but less than 25%, of any class of voting securities. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities. Control may also be deemed to exist where a person or company is found to hold “controlling influence” over a bank or bank holding company.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) and its implementing regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The prudential regulatory agencies are required to assign and make public a rating of a bank’s performance under the CRA as either “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. A less-than-satisfactory rating can substantially delay, block or impose conditions on the transaction. In its last CRA examination, the Bank received a rating of “outstanding.”

Interstate Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. In addition, banks are permitted to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state, although branching remains subject to applicable regulatory approval and adherence to applicable legal requirements.

Anti-Money Laundering and Economic Sanctions

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats. Through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or the BSA, the USA Patriot Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to control the risks associated with money laundering and terrorist financing.

Among other requirements, the USA Patriot Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA Patriot Act, the BSA and related laws and regulations;
•	systems and procedures for monitoring and reporting of suspicious transactions and activities;
•	a designated compliance officer;
•	employee training;
•	an independent audit function to test the anti-money laundering program;
•	procedures to verify the identity of each customer upon the opening of accounts; and
•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA Patriot Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders, laws, regulations and related interpretations. OFAC assembles and provides lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If either Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify appropriate authorities.

The Bank has adopted policies, procedures and controls to comply with the BSA, the USA Patriot Act and OFAC regulations.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. When issued by a banking regulator, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2015, our CRE and ADC loans did not exceed those thresholds. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the thresholds. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Federal Home Loan Bank System

In 2015 the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle completed their merger. As a result, the Bank is now a member of and owns stock in the Federal Home Loan Bank of Des Moines.

Privacy and Data Security

Under the Gramm–Leach–Bliley Act, also known as the Financial Services Modernization Act of 1999 (“GLBA”), federal banking regulators adopted rules limiting the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The GLBA also directed federal regulators to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach.

Consumer Laws and Regulations

The Bank is also subject to a number of other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for most federal consumer-financial-protection laws rests with the CFPB. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. The rules also impose both underwriting standards and limits on the terms, including pricing, of such loans. In 2014, the CFPB adopted regulations that combine mortgage disclosures required by the Real Estate Settlement Procedures Act and Regulation X, and the Truth-in-Lending Act and Regulation Z. This new disclosure scheme requires mortgage lenders such as the Bank to substantially revise their loan-origination and disclosure systems in order to comply with the new regulations. The Bank has implemented necessary modifications in order to meet these requirements. In 2018, portions of a significant expansion of the Home Mortgage Disclosure Act and its implementing Regulation C will take effect.

Other Dodd-Frank Act Reforms

Volcker Rule

The Volcker Rule prohibits insured depository institutions, such as the Bank, and their affiliates, such as PUB, from (i) engaging in “proprietary trading,” and (ii) investing in or sponsoring certain types of funds, or covered funds, in each case subject to certain limited exceptions. The final rules impose significant compliance and reporting obligations on banking entities. The Federal Reserve recently extended the conformance period for certain covered funds to July 21, 2017. PUB is reviewing the scope of any compliance program that may be required but is of the view that the impact of the Volcker Rule will not be material to its business operations.

Executive Compensation and Corporate Governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction. Other provisions of the act may impact our corporate governance. In addition, the act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. We are an “Emerging Growth Company” under the JOBS Act and therefore subject to reduced disclosure requirements related to executive compensation.

Future Legislative and Regulatory Developments

Various legislative acts are from time to time enacted by Congress or by the Utah Legislature. Additionally, regulatory agencies frequently modify or create new regulation and guidance. Such acts and modifications or new regulation and guidance may change the environment in which PUB and the Bank operate in substantial and unpredictable ways. We cannot determine the ultimate impact that potential legislation, if enacted, or implementing regulations and guidance with respect thereto, would have upon PUB’s or the Bank’s financial condition or results of operations.

State Corporate Law Restrictions

As Utah corporations, PUB and the Bank are subject to certain limitations and restrictions under applicable Utah corporate law. For example, state-law restrictions in Utah include limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.

Corporate Governance and Accounting Legislation

SOX established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public-company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.” As a public reporting company, we are subject to requirements under SOX and related rules and regulations issued by the SEC and NASDAQ. We incur additional expense as a result of SOX and these rules and regulations.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal Government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation, combating recession, and facilitating the national debt. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Item 1A. Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

Risks Relating to Our Business and Market

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

We were affected negatively by the weak economic conditions present during the recent financial crisis that began in 2008, and our total assets and annual net income dropped to lows of $810.9 million and $3.1 million, respectively in 2009 and 2008, due to these economic conditions. A future crisis or similar weak economic conditions could affect us similarly, which would negatively impact our business, financial condition and results of operations.

A substantial majority of our loans and operations are in Utah, Salt Lake, Davis, Cache and Washington counties, and therefore our business is particularly vulnerable to a downturn in the local economies of those counties.

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2015, approximately 78.8% of our loans were secured by real estate, the substantial majority of which are located in Utah, Salt Lake, Davis, Cache and Washington counties. If the local economy and particularly the real estate market declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans which represent 53.6% of our loans. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

The majority of loans in our loan portfolio are real estate related, including loans for construction and land development projects and for the purchase, improvement or refinancing of residential and commercial real estate. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

As of December 31, 2015, 17.1% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2015, our ratio for the sum of CRE and ADC loans was 229.9% and our ratio for ADC loans was 100.5%. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future. If we exceed the FDIC’s guidelines and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially and adversely affect our performance.

We operate community banks, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our associates or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

We could suffer material credit losses if we do not appropriately manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, and policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

The small- and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact Utah and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

If we are not able to maintain our past levels of growth, our future prospects and competitive position could be diminished and our profitability could be reduced.

We may not be able to sustain our growth at the rate we have enjoyed during the past several years. Our growth over the past several years has been driven primarily by a strong residential housing and commercial real estate market in our market areas and our ability to identify attractive expansion opportunities. A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing associates, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending customers, among other factors, could limit our ability to grow as rapidly as we have in the past and as such have a negative effect on our business, financial condition and results of operations.

If we are unable to manage our growth effectively, we may incur higher-than-anticipated costs and our ability to execute our growth strategy could be impaired.

We expect to continue to grow our assets and deposits by increasing our product and service offerings and expanding our operations through new branches and possibly acquisitions. Our ability to manage growth successfully will depend on our ability to:

•	identify suitable markets for expansion;
•	attract and retain qualified management;
•	attract funding to support additional growth;
•	maintain asset quality and cost controls;
•	maintain adequate regulatory capital and profitability to support our lending activities; and
•	find attractive acquisition candidates and successfully acquire and integrate the acquisitions in an efficient manner.

If we do not manage our growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, determining adequate allowances for loan losses and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

We may grow through mergers or acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisition and may dilute our shareholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within and outside of our principal market area. Although we regularly identify and explore specific acquisition opportunities as part of our ongoing business practices, we have no present agreements or commitments to merge with or acquire any financial institution or any other company, and may not find suitable merger or acquisition opportunities. Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;
•	difficulties in supporting and transitioning customers of the target company;
•	diversion of financial and management resources from existing operations;
•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	entering new markets or areas in which we have limited or no experience;
•	potential loss of key associates and customers from either our business or the target’s business;
•	assumption of unanticipated problems or latent liabilities of the target; and
•	inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common shares. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2015, our allowance for loan losses as a percentage of gross loans was 1.45%.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.

We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated associates at every level. In addition, we anticipate that the reporting and related obligations to which we will become subject as a public reporting company may require us to hire additional accounting and finance staff. We expect to experience substantial competition in identifying, hiring and retaining top-quality associates. If we are unable to hire and retain qualified associates we may be unable to successfully execute our business strategy and manage our growth.

The unexpected loss of key officers would materially and adversely affect our ability to execute our business strategy, and diminish our future prospects.

Our success to date and our prospects for success in the future are substantially dependent on our senior management team. The loss of key members of our senior management team could materially and adversely affect our ability to successfully implement our business plan and, as a result, our future prospects. The loss of senior management without qualified successors who can execute our strategy would also have an adverse impact on us.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.

Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings.

In periods of rising interest rates, consumer demand for new residential mortgages and re-financings decreases, which in turn, adversely impacts our mortgage business.

Our funding sources may prove insufficient to provide liquidity, replace deposits and support our future growth.

We rely on customer deposits, advances from the FHLB, the Federal Reserve System and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may seek additional higher-cost debt in the future to achieve our long- term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Impairment of investment securities could require charges to earnings, which would negatively impact our results of operations.

We maintain a significant amount of our assets in investment securities, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near- term prospects of the issuer, and the intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. If we conclude that impairment of investment securities is required, we could be required to incur charges to earnings, which would result in a negative impact on our results of operations. The impact of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking customers.

Competition in the banking industry generally, and in our geographic market specifically, is intense. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several larger banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small- and medium-sized businesses that we target. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing websites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, recently there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit and debit cards, which have caused some consumers, including our customers, to use our credit and debit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could also have a material adverse effect on our business, financial condition or results of operations.

If we experience a cyber-attack, our insurance coverage may not cover all of our losses, and furthermore, we may experience a loss of reputation.

Our risk management framework may not be effective in mitigating risks and losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are subject to certain operating risks, related to customer or employee fraud which could harm our reputation and business.

Employee error and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee error and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee error could also subject us to financial claims for negligence.

If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured, excess insurance coverage is denied or not available, it could have a material adverse effect on our business, financial condition and results of operations.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the net proceeds from our initial public offering, as well as by adding deposits at existing and new branch locations. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Accordingly, we may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or technology infringe or otherwise violate their intellectual property or proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could bring an infringement claim against us with respect to our products, services or technology. We may also be subject to third party infringement, misappropriation, breach or other claims with respect to copyright, trademark, license usage or other intellectual property rights. In addition, in recent years, individuals and groups, including patent holding companies have been purchasing intellectual property assets in order to make claims of infringement and attempt to extract settlements from companies in the banking and financial services industry. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, including damage awards, result in an injunction prohibiting us from marketing or selling certain of our services, require us to redesign affected products or services, or require us to seek licenses which may only be available on unfavorable terms, if at all, any of which could harm our business and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Approximately 78.8% of our outstanding loan portfolio as of December 31, 2015 was secured by real estate.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We rely on our information technology and telecommunications systems and third party servicers, and the failure of these systems could adversely affect our business.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third party servicers. Our primary banking and accounting systems are third party software platforms operated on an in-house basis: however, we outsource certain of our information technology systems including our electronic funds transfer, or EFT, ATM and debit card processing, credit and debit card and transaction processing, and our online Internet bill payment and banking services. We rely on these systems to process new and renewal loans, provide customer service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans and provide customer service or compromise our ability to collect loan payments in a timely manner.

In addition, our ability to adopt new information technology and technological products needed to meet our customers’ banking needs may be limited if our third party servicers are slow to adopt or choose not to adopt such new technology and products. Such a failure to provide this technology and products to our customers could result in a loss of customers, which would negatively impact our business and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Our planned growth in our leasing division includes increased risks, including risks related to collateralizing leases, our relative inexperience in this area, and complying with state lending and other requirements with which we are unfamiliar.

We intend to grow by expanding our leasing business into direct leases and we intend to originate leases on a national level through our new GrowthFunding Equipment Finance division. We have acquired rental streams of payments on leases from third-party leasing companies for approximately four years but to this point the negotiation and administration of such leases have been handled by third-party leasing companies. We have newly formed our GrowthFunding Equipment Finance division to increase our leasing portfolio and scale diversification of the commercial and industrial loan portfolio. This division will seek to underwrite leases nationwide. These leases are used to purchase equipment essential to the operations of our borrowers/lessees and are secured by the specific equipment financed. Because this division is a new line of business to the Bank, we are not certain how quickly the new, nationwide customer base will accept this new business venture, or if it will be subject to new state lending laws that are unfamiliar to us which will result in a greater regulatory burden on the Bank. Starting a new line of business may require significant investment in personnel which, if the business is not successful, may not be recovered.   While we have hired personnel with experience in leasing, there is no assurance we will be profitable or will be able to properly administer the lease portfolio. Finally, this new division is subject to state lending requirements and other laws with which we are unfamiliar, and failure to comply with these requirements and laws could result in significant penalties to the Bank.

Leasing is traditionally based on cash flow lending. Cash flow lending involves lending money based primarily on the expected cash flow, profitability and enterprise value of a business rather than on the value of its assets or resale of the collateral for the loan or lease. When cash flow loans or leases become non-performing, our primary resource to recover some, or all, of the principal of our loan or lease is to liquidate the collateral. If there is a shortfall in the collateral value, the Bank must pursue the corporate or personal guarantors, the sale of the entire company as a going concern, or restructure the company in a way we believe would enable us to generate sufficient cash flow over time to repay our loan or lease. These alternatives may not generate enough proceeds to repay the loan or lease.

For some types of leases, the Bank will own and have risk of loss on the leased property and the customer will make rental lease payments over a set lease period. The lease payments are determined, in part, based on the expected residual value of the property at the end of the lease. At the end of the lease, the Bank must sell or re-lease the property to the lessee or a third party. Leases with significant residual values have higher risk than many other types of lending because the economics of the lease also rely on the leased property’s value in addition to the other sources of repayment from the lease. We may be unable to re-lease or sell the property within a reasonable timeframe or may experience market price changes in the expected residual value of the leased property over the lease term. If we do not properly manage residual values of the leased property we may not be able to recover our investment.

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance and therefore reduces our net income and may restrict our growth and ability to acquire other financial institutions.

As a bank holding company under federal law, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHCA, places certain restrictions on the activities that are deemed permissible for bank holding companies to engage in. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals.

As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the Utah Department of Financial Institutions, or UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non- banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its respective asset valuations or the amounts of required loan loss allowances or to restrict its respective operations, as well as increase its respective capital levels, which could adversely affect our results of operations.

Supervision, regulation, and examination of PUB and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our common shares.

Particularly as a result of new regulations and regulatory agencies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations.

This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our results of operations and financial condition.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as for the Bank’s borrowers, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s borrowers, and therefore on our results of operations.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

In 2010, the Dodd-Frank Act was adopted, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are, or may include:

•	increases in regulatory capital requirements and additional restrictions on the types of instruments that may satisfy such requirements;
•

creation of new government regulatory agencies (particularly the Consumer Financial Protection Bureau, or CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge;
•	changes in regulation of consumer mortgage loan origination and risk retention; and
•	changes in corporate governance requirements for public companies.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act have not been completely implemented. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities or otherwise adversely affect our business. Failure to comply with the requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common shares.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.

The CFPB has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These new rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be re-evaluated and potentially revised, perhaps substantially. Some of these new rules became effective in June 2013, while others became effective in January 2014 and August 2015.  Forthcoming additional rulemaking affecting the residential mortgage business is also expected.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January, 2014, and August 2015, prohibit creditors, such as the Bank, from extending mortgage loans without regard for a consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Further, mortgage origination systems used by the Bank must be significantly modified to comply with extensive new loan origination disclosures. Compliance with these rules will likely increase our overall regulatory compliance costs and require us to change our underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject the Bank to increased potential liability related to its residential loan origination activities.

As a result of the Dodd-Frank Act and recent rulemaking, we will become subject to more stringent capital requirements.

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Basel III.” While we are continuing to prepare for the impact of the U.S. Basel III Capital Rules, the U.S. Basel III Capital Rules may still have a material impact on our business, financial condition and results of operations. In addition, the failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank.

Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Higher capital levels could also lower our return on equity.

Our failure to meet applicable regulatory capital requirements, or to maintain appropriate capital levels in general, could affect customer and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common shares, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

We may be required to contribute capital or assets to the Bank that could otherwise be invested or deployed more profitably elsewhere.

Federal law and regulatory policy impose a number of obligations on bank holding companies that are designed to reduce potential loss exposure to the depositors of insured depository subsidiaries and to the FDIC’s deposit insurance fund. For example, a bank holding company is required to serve as a source of financial strength to its FDIC-insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise, even if we would not ordinarily do so and even if such contribution is to our detriment or the detriment of our shareholders. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan, as described further in this prospectus.

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding- company level, and therefore we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current shareholders’ percentage of ownership and could cause the price of our common shares to decline. If we are required to issue debt, and in the event of a bankruptcy by PUB, the bankruptcy trustee would assume any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of PUB’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by PUB in order to make the required capital injection becomes more difficult and expensive and would adversely impact our cash flows, financial condition, results of operations and prospects. Pursuant to applicable laws and regulations, the liabilities of the Bank could harm us. Under the Federal Deposit Insurance Act, or FDIA, we may, under certain circumstances, be responsible for liabilities of the Bank and may be responsible for damages to the FDIC.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

The UDFI, the FDIC, and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, the UDFI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. If we become subject to such regulatory actions, we could be materially and adversely affected.

We face a risk of non-compliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and Bank Secrecy Act, or BSA, matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the USA Patriot Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which involve sanctions for dealing with certain persons or countries. While the Bank has adopted policies, procedures and controls to comply with the BSA, other AML statutes and regulations and OFAC regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our results of operations and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose non-discriminatory lending requirements on financial institutions. The FDIC, the Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act, or CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the FTC, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to, or choose not to, pay dividends on our common shares.

We have declared an annual cash dividend for over 50 years. We began declaring quarterly cash dividends in 2015 with the dividend being declared after the end of each quarter. Our ability to pay dividends depends on the following factors, among others:

•

because PUB is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to PUB and the FDIC, the UDFI and Utah state law may, under certain circumstances, prohibit the payment of dividends to us from the Bank;

•

the Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and

•

our Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.

Such a failure to pay dividends may negatively impact your investment.

The price of our common shares may fluctuate significantly and our stock may have low trading volumes which may make it difficult for you to resell common shares owned by you at times or prices you find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility.  The markets may produce downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common shares may fluctuate and cause significant price variations to occur.  This may make it difficult for you to resell common shares owned by you at times or at prices you find attractive.  The low trading volume in our common shares on the Nasdaq Capital Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares or the price of our common shares will be maintained or will increase in the future.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We conduct our business through our executive office, located in American Fork, Utah, with approximately 7,300 square feet of office space. We conduct our business through our 18 full-service branch offices in Utah, Salt Lake, Davis, Cache and Washington counties in Utah and in Preston, Idaho. We also have a mortgage center and an information technology and operations center. We own all of our facilities except for four branch properties which are leased. We also sublease portions of one of our buildings to other tenants under short-term lease arrangements. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our affiliates. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3 – Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future.

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the NASDAQ Capital Market under the symbol “PUB”. As of March 14, 2016, there were approximately 1,250 shareholders of record for the Company’s common shares. The market range of high and low closing prices for the Company’s common shares for the periods indicated are shown below:

	2015
	High	Low
Second quarter (1)	$17.44	$15.61
Third quarter	17.84	15.52
Fourth quarter	17.49	15.75
(1)	Our common stock did not trade publicly prior to June 11, 2015.

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Quarterly	Semi-Annual
	Dividend (1)	Dividend
	2015	2014
First quarter	$-	$-
Second quarter	0.06	0.08
Third quarter	0.06	-
Fourth quarter	0.06	0.14
Total	$0.18	$0.22
(1)

In 2015 the company began paying quarterly dividends, with the dividend being declared subsequent to the end of the quarter. In January 2016, the Company declared a dividend of $0.07 per share on earnings for the fourth quarter of 2015. This dividend was paid to shareholders in February 2016. Including the fourth quarter dividend declared in January 2016, total dividends per share on 2015 earnings were $0.25 per share.

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Unregistered securities

The following sets forth information regarding unregistered securities that were sold by the Registrant within the past three years.

On October 18, 2013, we issued 2,044,736 common shares to approximately 100 shareholders of Lewiston Bancorp in connection with the merger of Lewiston Bancorp into PUB, at an agreed upon value of approximately $20.2 million. The issuance of securities described above was made in reliance upon exemptions from federal securities registration under Section 3(a)(10) of the Securities Act, as a transaction in exchange for securities where the terms and conditions of such issuance and exchange were approved after a hearing upon the fairness of such terms and conditions by the State of Utah.

From January 1, 2013 to June 19, 2015 we issued 292,234 common shares to directors and associates in connection with stock options exercises for consideration of $1.4 million. The issuances of the securities described above were made in reliance upon exemptions from federal securities registration under Rule 701 as transactions completed pursuant to a written compensatory benefit plan for the participation of directors and associates, and under section 4(2) of the Securities Act, as transactions not constituting a public offering of securities because the shares were issued privately without general solicitation. Subsequent to June 19, 2015, all shares issued in conjunction with stock option exercises or the issuance of shares for vested RSU’s were registered under the Company’s Form S-8.

Use of Proceeds from Initial Public Offering

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 11, 2015.

Issuer stock purchases

The Company made no stock repurchases during 2015.

Stock performance graphs

The following graphs compare the yearly cumulative total return of the Company’s common stock over the period since our initial public offering on June 11, 2015 with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the SNL Bank Index comprised of banks and bank holding companies with total assets between $1 billion and $5 billion. The stock performance graph is based upon an initial investment of $100 on June 11, 2015 and computed assuming the reinvestment of dividends at the frequency with which dividends were paid.

Item 6 – Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on From 10-K.

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Selected Balance Sheet Information:
Cash and cash equivalents	$42,349	$47,702	$94,406	$98,861	$28,910
Investment securities	398,618	330,839	320,388	264,413	233,382
Net loans	1,050,365	937,578	829,882	592,924	583,384
Total assets	1,555,982	1,367,125	1,299,190	991,423	889,894
Total deposits	1,309,185	1,199,233	1,144,314	869,227	779,859
Shareholders’ equity	209,408	157,659	143,672	115,710	105,871
Average balances:
Average earning assets	1,391,108	1,250,156	981,661	847,362	813,940
Average assets	1,468,942	1,331,291	1,039,561	914,603	860,444
Average shareholders' equity	186,889	152,788	126,453	112,089	105,871
	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Summary Income Statement Information:
Interest income	$64,601	$58,203	$45,657	$42,010	$41,860
Interest expense	2,961	3,260	3,337	3,629	4,861
Net interest income	61,640	54,943	42,320	38,381	36,999
Provision for loan losses	1,000	1,700	1,500	4,700	6,200
Net interest income after provision for loan losses	60,640	53,243	40,820	33,681	30,799
Non-interest income	16,004	15,241	14,271	11,613	9,558
Non-interest expenses	46,768	45,333	36,875	31,409	30,688
Income before income tax expense	29,876	23,151	18,216	13,885	9,669
Income tax expense	10,262	8,246	6,338	4,643	3,099
Net income	$19,614	$14,905	$11,878	$9,242	$6,570

Basic earnings per share (1)	$1.21	$1.02	$0.92	$0.76	$0.54
Diluted earnings per share (1)	1.17	0.98	0.89	0.74	0.54
Book value per share (1)	11.92	10.68	9.83	9.29	8.60
Tangible book value per share (1) (2)	11.88	10.63	9.75	9.29	8.60
Cash dividends per common share (1) (6)	0.18	0.22	0.13	0.11	0.05
Dividend ratio (6)	15.22%	21.76%	14.13%	14.47%	9.26%
Selected financial ratios:
Net interest margin (3)	4.43%	4.39%	4.31%	4.53%	4.55%
Efficiency ratio (4)	60.23%	63.58%	63.61%	62.83%	65.91%
Non-interest income to average assets	1.09%	1.14%	1.37%	1.27%	1.11%
Non-interest expense to average assets	3.18%	3.41%	3.55%	3.43%	3.57%
Return on average assets	1.34%	1.12%	1.14%	1.01%	0.76%
Return on average equity	10.49%	9.76%	9.39%	8.25%	6.21%
Non-performing assets to total assets	0.51%	0.70%	1.61%	2.46%	4.81%
Loan to deposits	80.23%	78.18%	72.52%	68.21%	74.81%
Net charge-offs to average loans	0.06%	0.11%	0.13%	1.10%	1.72%
Capital Ratios:
Tier 1 leverage capital	13.42%	11.32%	11.06%	11.85%	11.71%
Total risk-based capital	19.02%	16.01%	16.27%	18.52%	17.35%
Average equity to average assets	12.72%	11.48%	12.16%	12.26%	12.30%
Tangible common equity to tangible assets (5)	13.42%	11.48%	10.98%	11.67%	11.90%

(1)	All per share data has been retroactively restated to give effect to a 44 to 1 share split which occurred in 2013.
(2)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $679,000, $776,000 and $1.2 million at December 31, 2015, 2014 and 2013, respectively, and there were no intangible assets at December 31, 2012 and 2011.

(3)	Net interest margin is defined as net interest income divided by average earning assets.
(4)

Represents the sum of non-interest expense less merger costs all divided by the sum of net interest income and non-interest income. Merger costs were $711,000 and $879,000 for 2014 and 2013, respectively. There were no merger costs in the years ended December 31, 2015, 2012 and 2011.

(5)	Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.
(6)

Dividends per common share for 2015 do not include a dividend on fourth quarter of 2015 earnings of $0.07 per share which was declared and paid subsequent to December 31, 2015. Total dividends declared on 2015 earnings were $0.25 per share or a dividend yield of 21.52%.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, (“Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”}. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future final conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this annual report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this annual report on Form 10-K:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
•	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have 18 banking branches operating historically through two wholly-owned banking subsidiaries, BAF and LSB, which began offering banking services in 1913 and 1905, respectively. On September 29, 2015, the Company completed the merger of the charters of BAF and LSB and renamed the combined bank People’s Intermountain Bank. BAF and LSB will continue to do business as registered names of PIB and we believe this merger of charters will allow the Bank to improve efficiencies. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small- and medium-sized businesses that require highly personalized commercial banking products and services.

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

LSB Merger

On October 18, 2013, we completed our acquisition of LSB. Under the terms of the merger agreement, PUB issued 2,044,736 common shares and paid cash totaling $8.7 million to the former shareholders of Lewiston Bancorp. Lewiston Bancorp shareholders received $9.89 per share paid in PUB common shares and cash for an aggregate deal value of $28.9 million. Of the cash paid, $1.05 million was initially held in escrow as of the merger date. At December 31, 2015, $360,000 of this cash remains held in escrow pending the resolution of certain contingencies at December 31, 2017. In 2014, $297,000 of previously held escrow funds, plus accrued interest was paid to PUB.

The following table presents pro forma results of operations information for the year ended December 31, 2013 as if the acquisition had occurred on January 1, 2013 after giving effect to adjustments for certain assets and liabilities. The pro forma results of operations for the year ended December 31, 2013 include the historical accounts of PUB and Lewiston Bancorp and pro forma adjustments as may be required, including amortization of the intangible asset with a definite life and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Pro forma results of operations (Dollars in thousands)	2013
Net interest income	$52,973
Provision for loan losses	1,450
Non-interest income	14,542
Non-interest expense	45,499
Income before income taxes	20,566
Income taxes	7,107
Net income	$13,459
Earnings per share:
Basic	$0.93
Diluted	$0.90

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2015	2014	2013	2012	2011
Net income	$19,614	$14,905	$11,878	$9,242	$6,570
Basic earnings per share	1.21	1.02	0.92	0.76	0.54
Diluted earnings per share	1.17	0.98	0.89	0.74	0.54
Total assets	1,555,982	1,367,125	1,299,190	991,423	889,894
Total loans, net	1,050,365	937,578	829,882	592,924	583,384
Total deposits	1,309,185	1,199,233	1,144,314	869,227	779,859
Net interest margin	4.43%	4.39%	4.31%	4.53%	4.55%
Efficiency ratio	60.23%	63.58%	63.61%	62.83%	65.91%
Return on average assets	1.34%	1.12%	1.14%	1.01%	0.76%
Return on average equity	10.49%	9.76%	9.39%	8.25%	6.21%
Average equity to average assets	12.72%	11.48%	12.16%	12.26%	12.30%
Non-performing assets to total assets	0.51%	0.70%	1.61%	2.46%	4.81%
Liquidity ratio (1)	29.91%	28.84%	33.51%	37.95%	28.67%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $38.2 million, $29.7 million, $27.5 million, $31.0 million and $37.5 million for each of the five years ended December 31, 2015, respectively.

Key ratios for 2015 and 2014

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the year ended December 31, 2015 increased 31.6% to $19.6 million from $14.9 million for the comparable period in 2014. Net income for the year ended December 31, 2015 increased primarily due to an increase to net loans from loan growth, a higher net interest margin, an increase in non-interest income and a lower provision for loan losses. Basic earnings per share, or EPS, increased to $1.21 for the year ended December 31, 2015 compared to $1.02 for the comparable period in 2014. Diluted EPS increased to $1.17 per share for the year ended December 31, 2015 compared to $0.98 per share for the comparable period in 2014. Our increase in net income drove our ROE to 10.49% for the year ended December 31, 2015 compared to 9.76% for the comparable period in 2014. Future returns on average equity may be impacted in 2016 by the full year effect on the average equity balance of the additional equity from our initial public offering in June of 2015.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the year ended December 31, 2015 our ROA was 1.34% compared to 1.12% for the year ended December 31, 2014. The increase in the year ended December 31, 2015 compared to the comparable period in 2014 is primarily due to higher net interest income and non-interest income, lower provision for loan losses and a lower effective tax rate of 34.3%.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.51% as of December 31, 2015 compared to 0.70% as of December 31, 2014. The improvement in this ratio was due both to a decrease in non-performing assets of $1.6 million, or 16.3%, and an increase in total assets of $188.9 million or 13.8%. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments and interest earning balances. As of December 31, 2015, total assets grew 13.8% from December 31, 2014, total net loans held for investment increased by 11.6% and cash and cash equivalents combined with investment securities increased 16.5%. Loan growth in 2015 came primarily from the increased level of commercial & industrial lending and commercial real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from the initial public offering completed in June 2015. Our average equity to average assets ratio as of December 31, 2015 was 12.72% compared to 11.48% as of December 31, 2014. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 29.91% as of December 31, 2015, compared to 28.84% as of December 31, 2014.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the years ended December 31, 2015 and 2014, our net interest margin was 4.43% and 4.39%, respectively. The improvement in net interest margin is attributable primarily to higher loan volumes and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses divided by the sum of net interest income and non-interest income and was 60.23% for the year ended December 31, 2015, as compared to 63.58% for the year ended December 31, 2014. We completed a conversion to a common information technology platform in late 2014, which contributed to an improvement in our efficiency ratio for the year ended in 2015 compared to the comparable period in 2014.

Key ratios for 2014 and 2013

Return on Average Equity. Our net income for the year ended December 31, 2014 increased 25.5% to $14.9 million compared to $11.9 million for the year ended December 31, 2013. Net income for the year ended December 31, 2014 increased primarily due to a full year of LSB operations, a 13.0% increase to net loans from organic growth and a higher net interest margin of 4.39%. Basic earnings per share, or EPS, increased to $1.02 for the year ended December 31, 2014 compared to $0.92 for the year ended December 31, 2013. Diluted EPS increased to $0.98 for the year ended December 31, 2014 compared to $0.89 for the year ended December 31, 2013. Our increase in net income drove our ROE to 9.76% for the year ended December 31, 2014 compared to 9.39% for the year ended December 31, 2013.

Return on Average Assets. For the year ended December 31, 2014, our ROA was 1.12% compared to 1.14% for the year ended December 31, 2013. The decline in 2014 in ROA was attributable primarily to higher costs from the LSB merger, lower non-interest income to average assets and a higher effective income tax rate of 35.6%.

Asset Quality. Non-performing assets as a percentage of total assets were 0.70% as of December 31, 2014 compared to 1.61% as of December 31, 2013 reflecting an improvement in the credit quality of the underlying loan portfolio.

Asset Growth. For the year ended December 31, 2014, total assets grew 5.2% compared with 31.0% in 2013, with total net loans increasing by 13.0% for the year ended December 31, 2014, 40.0% for the year ended December 31, 2013. Investment securities grew 3.3% for the year ended December 31, 2014 compared with 21.2% for the year ended December 31, 2013. Loan growth in 2014 came primarily from the increased level of real estate lending activity complemented by increased C&I lending activity.

Capital and Liquidity. Our tier 1 leverage ratio was 11.32% as of December 31, 2014, as compared with 11.06% as of December 31, 2013. The increase in our tier 1 leverage ratio in 2014 was due primarily to the increase in net income. Our liquidity ratio was 28.84% as of December 31, 2014 compared to 33.51% as of December 31, 2013. The decline in our liquidity ratio reflects a better usage of cash by funding higher loan balances.

Net Interest Margin. For the year ended December 31, 2014, our net interest margin was 4.39% compared to 4.31% for the year ended December 31, 2013.

Operating Efficiency. Our efficiency ratio was 63.58% for the year ended December 31, 2014 compared to 63.61% for the year ended December 31, 2013. The increase in our efficiency ratios in 2014 compared to 2013 was due primarily to increased operating costs associated with the LSB merger.

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

	Years Ended December 31,
	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$66,071	$163	0.25%	$44,687	$136	0.30%	$83,015	$214	0.26%
Securities: (1)
Taxable securities	257,480	3,947	1.53%	258,561	4,487	1.74%	175,889	2,774	1.58%
Non-taxable securities (2)	82,211	2,501	3.04%	82,434	2,669	3.24%	72,432	2,252	3.11%
Loans (3) (4)	983,294	58,861	5.99%	861,785	51,842	6.02%	648,025	41,206	6.36%
Non-marketable equity securities	2,052	4	0.19%	2,689	3	0.11%	2,300	1	0.04%
Total interest earning assets	1,391,108	$65,476	4.71%	1,250,156	$59,137	4.73%	981,661	$46,447	4.73%
Allowance for loan losses	(15,431)			(14,454)			(13,953)
Non-interest earning assets	93,265			95,589			71,853
Total average assets	$1,468,942			$1,331,291			$1,039,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$557,917	$1,553	0.28%	$513,241	$1,493	0.29%	$399,528	$1,466	0.37%
Money market accounts	143,766	326	0.23%	137,829	311	0.23%	109,895	236	0.21%
Certificates of deposit, under $100,000	105,780	431	0.41%	115,103	592	0.51%	90,415	652	0.72%
Certificates of deposit, $100,000 and over	82,653	645	0.78%	91,878	862	0.94%	69,394	981	1.41%
Total interest bearing deposits	890,116	2,955	0.33%	858,051	3,258	0.38%	669,232	3,335	0.50%
Short-term borrowings	2,607	6	0.23%	1,299	2	0.15%	923	2	0.22%
Total interest bearing liabilities	892,723	$2,961	0.33%	859,350	$3,260	0.38%	670,155	$3,337	0.50%
Other non-interest bearing liabilities	389,330			319,153			242,953
Shareholders’ equity	186,889			152,788			126,453
Total average liabilities and shareholders’ equity	$1,468,942			$1,331,291			$1,039,561
Net interest income (tax-equivalent)		$62,515			$55,877			$43,110
Interest rate spread (tax-equivalent)			4.38%			4.35%			4.23%
Net interest margin (tax-equivalent) (5)			4.49%			4.47%			4.39%
(1)	Excludes average unrealized gains of $1.7 million, $642,000 and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $875,000, $934,000 and $790,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Loan interest income includes loan fees of $4.9 million, $3.6 million and $2.7 million for the year ended December 31, 2015, 2014 and 2013, respectively.
(4)

Average loans do not include average non-accrual loans of $8.0 million, $11.2 million and $13.4 million for year ended December 31, 2015, 2014 and 2013, respectively, which are included in non-interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$56	$(29)	$27	$(112)	$34	$(78)
Taxable securities	(19)	(521)	(540)	1,412	301	1,713
Non-taxable securities (1)	(7)	(161)	(168)	321	96	417
Loans	7,275	(256)	7,019	12,962	(2,326)	10,636
Federal Home Loan Bank stock	(1)	2	1	-	2	2
Total interest income (tax-equivalent)	7,304	(965)	6,339	14,583	(1,893)	12,690
Interest expense:
Demand and savings accounts	126	(66)	60	367	(340)	27
Money market accounts	13	2	15	63	12	75
Certificates of deposit, under $100,000	(45)	(116)	(161)	153	(213)	(60)
Certificates of deposit, $100,000 and over	(81)	(136)	(217)	265	(384)	(119)
Short-term borrowings	3	1	4	1	(1)	-
Total interest expense	16	(315)	(299)	849	(926)	(77)
Net interest income (tax-equivalent)	$7,288	$(650)	$6,638	$13,734	$(967)	$12,767
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $6.6 million for the year ended December 31, 2015 compared to the same period in 2014. The increase in interest income was driven by increased loan volumes during 2015 offset by decreases in interest income from lower average rates on loans and investment securities. Additionally, interest expense also decreased for the year ended December 31, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Net interest income (tax-equivalent) increased $12.8 million for the year ended December 31, 2014 compared to the same period in 2013. The increase in interest income was primarily driven by increased volume on loans. Decreases in interest income from lower average loan rates were offset by the increased yields and volume of investment securities. Additionally, interest expense remained rather flat in 2014 compared to 2013 due to lower deposit interest rates offsetting the additional interest expense resulting from deposit growth.

Financial Overview for the Years Ended December 31, 2015 and 2014

	Years Ended
	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income	$64,601	$58,203	$6,398	11.0%
Interest expense	2,961	3,260	(299)	(9.2)%
Net interest income	61,640	54,943	6,697	12.2%
Provision for loan losses	1,000	1,700	(700)	(41.2)%
Net interest income after provision for loan losses	60,640	53,243	7,397	13.9%
Non-interest income	16,004	15,241	763	5.0%
Non-interest expense	46,768	45,333	1,435	3.2%
Income before income tax expense	29,876	23,151	6,725	29.0%
Income tax expense	10,262	8,246	2,016	24.4%
Net income	$19,614	$14,905	$4,709	31.6%

Net Income. Our net income grew by $4.7 million to $19.6 million for the year ended December 31, 2015 as compared to $14.9 million for the same period in 2014. This was attributable principally to increases in net interest income of $6.7 million, non-interest income of $763,000, and a decline of $700,000 in provision for loan loss. These increases to net income were offset by an increase of $1.4 million in non-interest expenses and a $2.0 million increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the year ended December 31, 2015 was primarily driven by interest earned on a higher volume in interest-earning assets attributable to internal growth. Interest expense for the year ended December 31, 2015 decreased $299,000 from the same period in 2014 due to lower deposit rates.

The tax-equivalent yield on our average interest earning assets was 4.71% for the year ended December 31, 2015 compared to 4.73% for the same period in 2014. Although we experienced a decrease in our yield on loans to 5.99% in the year ended December 31, 2015 from 6.02% in the year ended December 31, 2014 due to competitive market pressures, the income from the increased volume in loans offset the decrease in loan yield.

The cost of funding our earning assets declined from 0.38% in 2014 to 0.33% in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2015 was $1.0 million compared to $1.7 million for the same period in 2014. We experienced lower net loan charge-offs in 2015 of $594,000 compared to net loans charged-off of $939,000 in 2014. The decrease in the provision for loan losses in 2015 compared to 2014 is primarily due to lower loss rates experienced based on improvements in the quality of the loan portfolio compared to December 31, 2014, offset by additional reserves on increases in year-over-year loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Service charges on deposit accounts	$2,449	$2,821	$(372)	(13.2)%
Card processing	4,250	4,185	65	1.6%
Mortgage banking	7,316	6,444	872	13.5%
Other operating	1,989	1,791	198	11.1%
Total non-interest income	$16,004	$15,241	$763	5.0%

The increase in total non-interest income during the year ended December 31, 2015 compared to the same period in 2014 was primarily influenced by higher volumes of residential mortgage loans originated and sold and the income is included in the category mortgage banking. We cannot assure you that growth in residential mortgage loans will continue in future periods because the mortgage banking business has historically been a cyclical business. The decrease in service charges on deposit accounts is primarily due to reduced volume of processed and returned items. Other operating income in 2015 includes approximately $510,000 of gains on sales of foreclosed assets compared to $467,000 in 2014.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$29,892	$27,584	$2,308	8.4%
Occupancy, equipment and depreciation	3,953	3,889	64	1.6%
Data processing	3,159	3,086	73	2.4%
FDIC premiums	754	810	(56)	(6.9)%
Card processing	2,017	2,136	(119)	(5.6)%
Marketing and advertising	853	934	(81)	(8.7)%
Merger related expenses	-	711	(711)	(100.0)%
Other	6,140	6,183	(43)	(0.7)%
Total non-interest expense	$46,768	$45,333	$1,435	3.2%
Salaries and employee benefits of $29.9 million in the year ended December 31, 2015 represents 63.9% of our total non-interest expense, and increased 8.4% compared to the same period in 2014. This increase primarily resulted from an increase of 5 average full-time equivalent new hires, salary increases, variable compensation costs to support our balance sheet and income growth and an expansion of our leasing division. Merger-related expenses in 2014 are primarily costs of terminating the information technology contracts with the previous LSB data processing provider.

Non-interest expenses in 2016 could be impacted by investments in new branches which we hope to open during the year, and the expansion of the leasing division. Historically since 2012 our leasing division has purchased lease paper from other originators.  We are expanding our leasing division to begin originating leases.  We plan to hire additional staff and incur expenses to accommodate the expansion.  We anticipate modest growth in 2016 from our current portfolio.  While we continue to focus on improving our efficiency ratio, the ratio in 2016 could be impacted by the investments in the branches and the expansion of the leasing division.

Provision for Income Taxes. We recorded tax provisions of $10.3 million for the year ended December 31, 2015 compared to $8.2 million for the same period in 2014. Our effective tax rate was approximately 34.3% for 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes. A tax credit of approximately $400,000 was a one-time credit for 2015 which is unlikely to repeat in future years and which will likely result in an increase to our effective tax rate going forward.

Financial Overview for the Years Ended December 31, 2014 and 2013

	Years Ended
	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income	$58,203	$45,657	$12,546	27.5%
Interest expense	3,260	3,337	(77)	(2.3)%
Net interest income	54,943	42,320	12,623	29.8%
Provision for loan losses	1,700	1,500	200	13.3%
Net interest income after provision for loan losses	53,243	40,820	12,423	30.4%
Non-interest income	15,241	14,271	970	6.8%
Non-interest expense	45,333	36,875	8,458	22.9%
Income before income tax expense	23,151	18,216	4,935	27.1%
Income tax expense	8,246	6,338	1,908	30.1%
Net income	$14,905	$11,878	$3,027	25.5%

Net Income. Our net income grew by $3.0 million to $14.9 million for the year ended December 31, 2014 as compared to $11.9 million for 2013. This was attributable principally to increases in net interest income of $12.6 million and non-interest income of $970,000, offset by an $8.5 million increase in non-interest expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the year ended 2014 was primarily driven by interest earned on a higher volume in interest-earning assets of $268.5 million. The increased volume is comprised of $82.5 million attributable to internal growth and $186.0 million attributable to a full-year’s effect of earning assets acquired in the LSB merger. Interest expense in 2014 was nearly unchanged from 2013.

The tax-equivalent yield on our average interest earning assets was 4.73% for fiscal 2014 and 2013. In 2014, we experienced a decrease in our yield on loans resulting from competitive market pressure, which was offset by an increase in the tax-equivalent yield on total investment securities primarily from non-taxable municipal securities.

The cost of funding our earning assets declined from 0.50% in 2013 to 0.38% in 2014 because of lower rates paid on deposits and accretion of fair value adjustments to LSB certificates of deposits. The decrease in interest paid was $77,000 and the increase in average interest bearing deposits was $188.8 million.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for 2014 was $1.7 million compared to $1.5 million for 2013. We experienced higher net loan charge-offs in 2014 of $939,000 compared to net loans charged-off of $816,000 in 2013. The provision for loan losses increased in 2014 compared to 2013 primarily due to providing $600,000 for new LSB loans and further deterioration on acquired impaired loans after the LSB merger.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Service charges on deposit accounts	$2,821	$2,630	$191	7.3%
Card processing	4,185	3,541	644	18.2%
Mortgage banking	6,444	6,327	117	1.8%
Other operating	1,791	1,773	18	1.0%
Total non-interest income	$15,241	$14,271	$970	6.8%

The increase in total non-interest income during 2014 compared to 2013 was primarily influenced by higher volumes of credit and debit card transactions and the impact of the LSB merger.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$27,584	$22,426	$5,158	23.0%
Occupancy, equipment and depreciation	3,889	3,212	677	21.1%
Data processing	3,086	2,069	1,017	49.2%
FDIC premiums	810	722	88	12.2%
Card processing	2,136	1,574	562	35.7%
Marketing and advertising	934	907	27	3.0%
Merger related expenses	711	879	(168)	(19.1)%
Other	6,183	5,086	1,097	21.6%
Total non-interest expense	$45,333	$36,875	$8,458	22.9%

Salaries and employee benefits of $27.6 million in 2014 represents 61% of our total non-interest expense and this category increased by 23% compared to 2013. This increase primarily resulted from a full year of expense related to the increase of 74 full-time equivalent associates due to the LSB merger in the fourth quarter of 2013 and an increase of 14 full-time equivalent new associates hired to support our balance sheet and income growth. Additionally, in 2014, we incurred higher costs in most categories principally associated with the LSB merger. Merger-related expenses in 2014 are primarily costs of terminating the information technology contracts with the previous LSB data processing provider and in 2013 are legal, accounting and investment banking fees incurred in connection with the LSB merger.

Provision for Income Taxes. We recorded tax provisions of $8.2 million for 2014 compared to $6.3 million for 2013. Our effective tax rate was approximately 35.6% for 2014 and 34.8% for 2013. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, and state income taxes.

Financial Condition

Our total assets as of December 31, 2015 were $1.56 billion, an increase of 13.8% compared to December 31, 2014. As of December 31, 2014 our total assets were $1.37 billion compared to $1.30 billion as of December 31, 2013, an increase of 5.2%.Our total loans, net as of December 31, 2015 were $1.05 billion, an increase of 12.0% from December 31, 2014. Our total net loans as of December 31, 2014 were $937.6 million and $829.9 million as of December 31, 2013, an increase of 13%.Total deposits as of December 31, 2015 were $1.31 billion, an increase of 9.2% compared to December 31, 2014. As of December 31, 2014 our total deposits were $1.20 billion compared to $1.10 billion as of December 31, 2013, an increase of 4.8%.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Loans held for sale	$17,947	$12,272	$13,555	$25,118	$8,490
Loans held for investment:
Commercial real estate loans:
Real estate term	577,804	521,536	455,827	328,476	325,516
Construction and land development	179,664	155,117	136,610	86,116	95,507
Total commercial real estate loans	757,468	676,653	592,437	414,592	421,023
Commercial and industrial	208,277	178,116	142,562	95,547	89,246
Consumer loans:
Residential and home equity	71,169	73,515	82,703	63,491	71,716
Consumer and other	14,945	15,421	15,238	9,117	9,512
Total consumer loans	86,114	88,936	97,941	72,608	81,228
Gross loans held for investment	1,051,859	943,705	832,940	582,747	591,497
Net deferred loan fees	(3,884)	(3,248)	(2,223)	(1,235)	(1,141)
Loans held for investment	1,047,975	940,457	830,717	581,512	590,356
Allowance for loan losses	(15,557)	(15,151)	(14,390)	(13,706)	(15,462)
Loans held for investment, net	1,032,418	925,306	816,327	567,806	574,894
Total loans, net	$1,050,365	$937,578	$829,882	$592,924	$583,384

	December 31,
(Percentage of gross loans held for investment)	2015	2014	2013	2012	2011
Loans held for investment:
Commercial real estate loans:
Real estate term	54.9%	55.3%	54.7%	56.4%	55.0%
Construction and land development	17.1%	16.4%	16.4%	14.8%	16.1%
Total commercial real estate loans	72.0%	71.7%	71.1%	71.1%	71.2%
Commercial and industrial	19.8%	18.9%	17.1%	16.4%	15.1%
Consumer loans:
Residential and home equity	6.8%	7.8%	9.9%	10.9%	12.1%
Consumer and other	1.4%	1.6%	1.8%	1.6%	1.6%
Total consumer loans	8.2%	9.4%	11.8%	12.5%	13.7%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

We originate certain residential mortgage loans for sale to investors that are carried at cost. Due to the short period held, generally less than 90 days, we consider these loans held for sale to be carried at fair value.

The following table shows the amounts of outstanding loans, which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the table below, loans are classified as real estate related if they are collateralized by real estate. The tables also present, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and adjustable interest rate loans.

Contractual maturities as of December 31, 2015 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$71,147		$246,424	$260,233	$577,804	$177,299	$329,358
Construction and land development	158,128		17,295	4,241	179,664	11,346	10,190
Total commercial real estate loans	229,275		263,719	264,474	757,468	188,645	339,548
Commercial and industrial	92,714		91,291	24,272	208,277	79,146	36,417
Consumer loans:
Residential and home equity	9,661		28,462	33,046	71,169	11,795	49,713
Consumer and other	6,507		7,112	1,326	14,945	7,846	592
Total consumer loans	16,168		35,574	34,372	86,114	19,641	50,305
Gross loans held for investment	$338,157	(1)	$390,584	$323,118	$1,051,859	$287,432	$426,270	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $764 million or 72.7% of total loans at December 31, 2015.

Concentrations. As of December 31, 2015, in management’s judgment, a concentration of loans existed in real estate related loans. As of that date, real estate related loans comprised 78.8% of gross loans held for investment, of which commercial real estate represents 54.9%, 17.1% are construction and land development loans, and 6.8% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,961	$1,465	$3,943	$2,612	$5,637
Construction and land development	56	578	2,625	12,517	20,359
Commercial and industrial	1,176	1,787	2,147	380	926
Residential and home equity	631	428	612	1,348	713
Consumer and other	88	63	123	7	18
Total non-accrual, not troubled-debt restructured loans	4,912	4,321	9,450	16,864	27,653
Troubled-debt restructured loans non-accrual
Real estate term	1,153	1,106	4,801	3,048	3,048
Construction and land development	1,329	933	1,417	-	-
Commercial and industrial	21	1,200	-	-	-
Residential and home equity	-	289	1,138	1,056	1,384
Consumer and other	-	-	-	-	-
Total troubled-debt restructured, non-accrual loans	2,503	3,528	7,356	4,104	4,432
Total non-accrual loans (1)	7,415	7,849	16,806	20,968	32,085
Accruing loans past due 90 days or more	3	15	7	1,493	1,058
Total non-performing loans (NPL)	7,418	7,864	16,813	22,461	33,143
OREO	568	1,673	4,092	1,907	9,671
Total non-performing assets (NPA) (2)	$7,986	$9,537	$20,905	$24,368	$42,814
Accruing troubled debt restructured loans	$7,049	$8,399	$7,393	$1,744	$2,328
Non-accrual troubled debt restructured loans	2,503	3,528	7,356	4,104	4,432
Total troubled debt restructured loans	$9,552	$11,927	$14,749	$5,848	$6,760
Selected ratios:
NPL to total loans	0.72%	0.84%	2.03%	3.79%	5.68%
NPA to total assets	0.51%	0.70%	1.61%	2.46%	4.81%
(1)

We estimate that approximately $453,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2015 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2015, non-performing assets had not been reduced by U.S. government guarantees of $437,000.

Early stage delinquencies (accruing past-due loans, 30 to 89 days) increased as of December 31, 2015 to $15.7 million compared to $9.8 million at December 31, 2014. The majority of these early stage delinquencies are related to matured loans that were in the process of being renewed.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $9.6 million and $11.9 million as of December 31, 2015 and 2014, respectively. Our TDR loans are considered impaired loans of which $2.5 million and $3.5 million as of December 31, 2015 and 2014, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(in thousands)	2015	2014
Balance, beginning of period	$1,673	$4,092
Additions	12	1,189
Write-downs	(52)	(494)
Sales	(1,065)	(3,114)
Balance, end of period	$568	$1,673

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

The following table sets forth the activity in our ALLL for the periods indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses:
Beginning balance	$15,151	$14,390	$13,706	$15,462	$19,349
Loans charged off:
Real estate term	(32)	(705)	(270)	(1,602)	(3,543)
Construction and land development	(396)	(26)	(772)	(3,579)	(4,581)
Commercial and industrial	(350)	(949)	-	(1,199)	(1,558)
Residential and home equity	-	(16)	(57)	(882)	(901)
Consumer and other	(281)	(356)	(197)	(215)	(577)
Total	(1,059)	(2,052)	(1,296)	(7,477)	(11,160)
Recoveries:
Real estate term	80	498	45	130	189
Construction and land development	46	365	70	321	165
Commercial and industrial	191	91	133	326	492
Residential and home equity	67	37	35	77	94
Consumer and other	81	122	197	167	133
Total	465	1,113	480	1,021	1,073
Net loan charge off	(594)	(939)	(816)	(6,456)	(10,087)
Provision for loan losses	1,000	1,700	1,500	4,700	6,200
Ending balance	$15,557	$15,151	$14,390	$13,706	$15,462
Gross loans	$1,069,806	$955,977	$846,495	$607,865	$599,987
Average loans	983,294	861,785	648,025	587,012	585,617
Non-performing loans	7,418	7,864	16,813	22,461	33,143
Selected ratios:
Net charge-offs to average loans	0.06%	0.11%	0.13%	1.10%	1.72%
Provision for loan losses to average loans	0.10%	0.20%	0.23%	0.80%	1.06%
Allowance for loan losses to loans outstanding at end of period	1.45%	1.58%	1.70%	2.25%	2.58%

The decrease in ALLL as a percentage of total loans from 2011 to 2015 is attributable to overall improvement in the credit quality of the underlying loan portfolio.

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

Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan to value ratio of less than 75% with a minimum debt coverage ratio of 1.25 times.

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

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Commercial real estate loans:
Real estate term	$6,783	$5,181	$7,268	$5,189	$5,578
Construction and land development	3,984	4,425	2,915	4,191	5,518
Total commercial real estate loans	10,767	9,606	10,183	9,380	11,096
Commercial and industrial	3,941	4,608	3,105	2,777	2,648
Consumer loans:
Residential and home equity	603	671	838	1,249	1,277
Consumer and other	246	266	264	300	441
Total consumer loans	849	937	1,102	1,549	1,718
Total	$15,557	$15,151	$14,390	$13,706	$15,462

	December 31,
(Percentage of gross loans held for investment)	2015	2014	2013	2012	2011
Commercial real estate loans:
Real estate term	54.9%	55.3%	54.7%	56.4%	55.0%
Construction and land development	17.1%	16.4%	16.4%	14.8%	16.1%
Total commercial real estate loans	72.0%	71.7%	71.1%	71.1%	71.2%
Commercial and industrial	19.8%	18.9%	17.1%	16.4%	15.1%
Consumer loans:
Residential and home equity	6.8%	7.8%	9.9%	10.9%	12.1%
Consumer and other	1.4%	1.6%	1.8%	1.6%	1.6%
Total consumer loans	8.2%	9.4%	11.8%	12.5%	13.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $398.6 million, $330.8 million and $320.4 million as of December 31, 2015, 2014 and 2013, respectively. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of December 31, 2015, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(in thousands)	2015	2014	2013
Available for sale securities:
U.S. Government agencies	$103,990	$43,034	$44,036
Municipal securities	37,730	50,308	60,525
Mortgage-backed securities	181,386	192,084	178,876
Corporate securities	9,630	10,211	9,998
Total	332,736	295,637	293,435
Held to maturity securities:
Municipal securities	63,650	32,970	24,720
Other securities	2,232	2,232	2,233
Total	65,882	35,202	26,953
Total investment securities	$398,618	$330,839	$320,388

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of December 31, 2015:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$2,003	0.70%	$102,588	1.11%	$-	0.00%	$-	0.00%	$104,591	1.10%
Municipal securities	9,628	3.02%	18,245	4.13%	7,636	4.17%	1,311	3.64%	36,820	3.83%
Mortgage-backed securities	-	0.00%	3,220	1.66%	50,074	1.61%	128,563	1.87%	181,857	1.79%
Other securities	-	0.00%	3,000	1.32%	4,000	1.42%	3,000	4.00%	10,000	2.16%
Total	11,631	2.62%	127,053	1.56%	61,710	1.91%	132,874	1.93%	333,268	1.81%
Held to maturity securities:
Municipal securities	6,160	1.61%	41,369	2.23%	15,813	2.74%	308	8.06%	63,650	2.33%
Other securities	2,232	1.04%	-	0.00%	-	0.00%	-	0.00%	2,232	1.04%
Total	8,392	1.46%	41,369	2.23%	15,813	2.74%	308	8.06%	65,882	2.28%
Total investment securities	$20,023	2.13%	$168,422	1.72%	$77,523	2.08%	$133,182	1.95%	$399,150	1.89%

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

Deposits

Total deposits were $1.31 billion, $1.20 and $1.14 billion as of December 31, 2015, 2014 and 2013, respectively. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits increased to $408.5 million, or 31.2% of total deposits as of December 31, 2015, from 27.3% as of December 31, 2014 and 25.6% as of December 31, 2013. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$379,468	0.00%	$309,225	0.00%	$234,506	0.00%
Interest bearing deposits:
Interest bearing demand and savings	557,917	0.28%	513,241	0.29%	399,528	0.37%
Money market	143,766	0.23%	137,829	0.23%	109,895	0.21%
Certificates of deposit under $100,000	105,780	0.41%	115,103	0.51%	90,415	0.72%
Certificates of deposit $100,000 and over	82,653	0.78%	91,878	0.94%	69,394	1.41%
Total interest bearing deposits	890,116	0.33%	858,051	0.38%	669,232	0.50%
Total	$1,269,584		$1,167,276		$903,738

Additionally, the following table shows the maturities of CDs of $100,000 or more:

December 31,
(in thousands)	2015
Due in three months or less	$7,429
Due in over three months through six months	10,575
Due in over six months through twelve months	17,018
Due in over twelve months	42,185
Total	$77,207

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of December 31, 2015, our shareholders’ equity totaled $209.4 million, an increase of $51.7 million or 32.8% since December 31, 2014. The increase in shareholders’ equity for the year ended December 31, 2015 was primarily due to the sale of common shares in the initial public offering in June 2015 which provided $34.9 million in capital, net of offering costs, and net income of $19.6 million for the year ended December 31, 2015 less dividends declared during 2015 of $3.0 million.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Quarterly dividends of $0.06 per share were declared for the first three quarters of 2015 with a dividend of $0.07 per share for the fourth quarter 2015 earnings being declared and paid subsequent to December 31, 2015. Dividends on 2015 earnings, including the fourth quarter dividend declared in January 2016, represents 21.5% of net income for the year ended December 31, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Capital Resources

Prior to January 2015, risk-based regulatory capital standards generally required banks and bank holding companies to maintain a minimum ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets were calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

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

The following table sets forth our capital ratios.

	Basel III	PUB
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2015	2014
Tier 1 leverage capital ratio	NA	13.42%	11.32%
Tier 1 risk-based capital	8.00%	17.76%	14.92%
Total risk-based capital	10.00%	19.02%	16.01%

PUB and the Bank were well-capitalized as of December 31, 2015 and 2014 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2015:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$382,928	$276,163	$55,215	$13,623	$37,927
Standby letters of credit	36,333	36,333	-	-	-
Credit cards	25,512	25,512	-	-	-
Total	$444,773	$338,008	$55,215	$13,623	$37,927

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2015:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$175,776	$95,390	$53,078	$24,571	$2,737
Deposits without stated maturity	1,133,409	1,133,409	-	-	-
Short-term borrowings	27,204	27,204	-	-	-
Total	$1,336,389	$1,256,003	$53,078	$24,571	$2,737

Subsequent to December 31, 2015, we have entered into an agreement to purchase property for $480,000 in Preston, Idaho and intend to build an additional branch with drive-up facilities to open in late 2016 or early 2017. Estimated construction costs for the branch are expected to be between $800,000 and $1.2 million.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 29.91% as of December 31, 2015 compared to 28.84% as of December 31, 2014. The liquidity ratio in 2015 was impacted by the additional cash received from our initial public offering.

In conjunction with combining the bank charters at the end of the third quarter of 2015, some of our borrowing lines were consolidated. We have the following borrowing lines available at December 31, 2015:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Funds	$25,000	$25,000	$9,681	$15,319	$-
Federal Home Loan Bank	187,404	172,404	15,000	$157,404	301,974
Federal Reserve	20,277	20,277	-	$20,277	27,900
	$232,681	$217,681	$24,681	$193,000	$329,874

As of December 31, 2015, our net liquid assets were comprised of the following:

(in thousands)	Amount
Cash and due from banks	$19,745
Interest bearing deposits	20,428
Federal funds sold	2,176
Total cash and cash equivalents	42,349
Available for sale investment securities	332,736
Loans held for sale	17,947
Less: securities pledged as collateral	(38,211)
Total net liquid assets	$354,821

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.

In the fourth quarter of 2015, we had a $62.5 million increase in net total loans, but experienced a decrease in deposits in December of 2015 of $23.7 million. Based on favorable interest rates on our credit lines and our anticipation that the decrease in deposits is short-term, we utilized our credit lines to meet our short-term loan funding requirements in the fourth quarter of 2015. On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of December 31, 2015 we had outstanding loan commitments of $408.4 million and outstanding letters of credit of $36.3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2015, 2014 and 2013, deposits increased $110.0 million, $54.9 million and $275.1 million respectively.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures intended to ensure that valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ significantly if different judgments or estimates were to be applied.

Our significant accounting policies are described in detail in Note 1, Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplemental Data.” Not all of our significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Accounting policies involving significant management valuation judgments are outlined below.

Use of Estimates — The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances and the actual results may differ from these estimates under different assumptions. The allowance for loan losses, income taxes and fair values of financial instruments are estimates which are particularly subject to change.

Allowance for Loan and Lease Losses — The allowance for loan losses represents our estimate of the losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.

We evaluate our allowance for loan losses quarterly based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

We periodically review the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. Although we believe the levels of our ALLL as of December 31, 2015 and 2014 were adequate to absorb losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Investment Securities — GAAP requires that available-for-sale investment securities be carried at fair value which is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

Investment securities are impaired when the amortized cost exceeds fair value. Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and our intent and ability to retain our investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Income Taxes — We file our income taxes on a consolidated basis with our subsidiaries and allocate income tax expense (benefit) based each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statements of income.

Share-Based Compensation — We recognize compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options and RSUs granted to directors and associates. The fair value of each stock option is estimated on the date of grant and amortized over the service period using a Black-Scholes based option valuation model that requires the use of assumptions to estimate the grant date fair value. The estimates are based on assumptions of the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share-based payments is by nature inexact, and represents management’s best estimate of the grant date’s fair value of the share-based payments. RSUs are valued at the fair value of the common shares at the date of grant and amortized over the vesting period.

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance that has either been issued or is effective during 2015 or 2014 and may possibly have a material impact on the Company includes amendments to:

• Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments;

• FASB ASC Topic 805, Business Combinations;

• FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors;

• FASB ASC Topic 860, Transfers and Servicing;

• FASB ASC Topic 606, Revenue from Contracts with Customers; and

• FASB ASC Topic 323, Investments - Equity Method and Joint Ventures.

For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Management actively monitors and manages our interest rate risk exposure. We do not have any market-risk sensitive instruments entered into for trading purposes. We manage our interest-rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or ALCO, which is comprised of certain of our executive officers and directors. The ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, our Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

Net Interest Income Simulation. In order to measure interest rate risk, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and assumes the reinvestment of the proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure as of the period presented. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment-rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 300 basis points. As of the periods presented, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Our sensitivity of net interest income as of December 31, 2015 is as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$69,561	4.17%	4.98%	0.49%
Up 200 basis points	68,608	2.74%	4.82%	0.32%
Up 100 basis points	67,665	1.33%	4.65%	0.16%
BASE	66,777	0.00%	4.49%	0.00%
Down 100 basis points	65,434	(2.01)%	4.26%	(0.24)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a Federal Home Loan Bank, or FHLB, index for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest earning assets and interest bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest earning assets to cumulative interest bearing liabilities and the cumulative gap as a percentage of total assets and total interest earning assets as of the periods presented. The table also sets forth the time periods during which interest earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

Our gap analysis as of December 31, 2015 is as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Cash and due from banks	$15,595	$-	$-	$-	$-	$15,595
Federal funds sold	2,176	-	-	-	-	2,176
Investment securities	16,603	16,071	89,888	240,871	390	363,823
Loans	422,343	105,124	328,602	209,853	-	1,065,922
Total interest bearing assets	456,717	121,195	418,490	450,724	390	1,447,516
Interest bearing liabilities:
Interest bearing demand and savings	580,232	-	-	-	-	580,232
Money market	144,668	-	-	-	-	144,668
Certificates of deposit under $100,000	23,655	32,591	23,806	11,582	-	91,634
Certificates of deposit $100,000 and over	11,756	29,475	27,166	15,747	-	84,144
Short-term borrowings	27,204	-	-	-	-	27,204
Total interest bearing liabilities	787,515	62,066	50,972	27,329	-	927,882
Period gap	(330,798)	59,129	367,518	423,395	390	519,634

Cumulative interest earning assets	$456,717	$577,912	$996,402	$1,447,126	$1,447,516
Cumulative interest bearing liabilities	787,515	849,581	900,553	927,882	927,882
Cumulative gap	(330,798)	(271,669)	95,849	519,244	519,634
Cumulative interest earning assets to cumulative interest bearing liabilities	57.99%	68.02%	110.64%	155.96%	156.00%
Cumulative gap as a percent of:
Total assets	(21.76)%	(17.87)%	6.31%	34.16%	34.18%
Interest earning assets	(72.43)%	(47.01)%	9.62%	35.88%	35.90%
As of December 31, 2015, we had $577.9 million in assets, and $849.6 million in liabilities re-pricing within one year. This means that more of our interest rate sensitive liabilities will change to the then-current rate than our interest rate sensitive assets (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year as of December 31, 2015 is 68.02%. This analysis indicates that if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest bearing demand deposits, in the gap analysis behave like long-term fixed rate funding sources.

Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

People’s Utah Bancorp

We have audited the accompanying consolidated balance sheets of People’s Utah Bancorp and subsidiaries (collectively, the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of People’s Utah Bancorp and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LLC

Salt Lake City, Utah

March 23, 2016

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2015	2014
ASSETS
Cash and due from banks	$19,745	$30,277
Interest bearing deposits	20,428	16,701
Federal funds sold	2,176	724
Total cash and cash equivalents	42,349	47,702
Investment securities:
Available for sale, at fair value	332,736	295,637
Held to maturity, at historical cost	65,882	35,202
Total investment securities	398,618	330,839
Non-marketable equity securities	2,244	2,628
Loans held for sale	17,947	12,272
Loans:
Loans held for investment	1,047,975	940,457
Less allowance for loan losses	(15,557)	(15,151)
Total loans held for investment, net	1,032,418	925,306
Premises and equipment, net	22,104	21,608
Accrued interest receivable	5,767	5,253
Deferred income tax assets	8,606	7,682
Other real estate owned	568	1,673
Bank-owned life insurance	19,170	6,657
Other assets	6,191	5,505
Total assets	$1,555,982	$1,367,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$408,508	$327,075
Interest bearing deposits	900,677	872,158
Total deposits	1,309,185	1,199,233
Short-term borrowings	27,204	1,496
Accrued interest payable	314	343
Dividends payable	—	2,066
Other liabilities	9,871	6,328
Total liabilities	1,346,574	1,209,466
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,567,154 and 14,758,121 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	176	148
Additional paid-in capital	67,338	31,137
Retained earnings	142,223	125,595
Accumulated other comprehensive income (loss)	(329)	779
Total shareholders’ equity	209,408	157,659
Total liabilities and shareholders’ equity	$1,555,982	$1,367,125

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2015	2014	2013
Interest income
Interest and fees on loans	$58,861	$51,842	$41,206
Interest and dividends on investments	5,740	6,361	4,451
Total interest income	64,601	58,203	45,657
Interest expense	2,961	3,260	3,337
Net interest income	61,640	54,943	42,320
Provision for loan losses	1,000	1,700	1,500
Net interest income after provision for loan losses	60,640	53,243	40,820
Non-interest income
Service charges on deposit accounts	2,449	2,821	2,630
Card processing	4,250	4,185	3,541
Mortgage banking	7,316	6,444	6,327
Other operating	1,989	1,791	1,773
Total non-interest income	16,004	15,241	14,271
Non-interest expense
Salaries and employee benefits	29,892	27,584	22,426
Occupancy, equipment and depreciation	3,953	3,889	3,212
Data processing	3,159	3,086	2,069
FDIC premiums	754	810	722
Card processing	2,017	2,136	1,574
Marketing and advertising	853	934	907
Merger-related expenses	—	711	879
Other	6,140	6,183	5,086
Total non-interest expense	46,768	45,333	36,875
Income before income tax expense	29,876	23,151	18,216
Income tax expense	10,262	8,246	6,338
Net income	$19,614	$14,905	$11,878
Earnings per common share:
Basic	$1.21	$1.02	$0.92
Diluted	$1.17	$0.98	$0.89
Weighted average common shares outstanding:
Basic	16,258,424	14,677,499	12,900,386
Diluted	16,829,205	15,134,025	13,359,278

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$19,614	$14,905	$11,878
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	(1,781)	2,165	(4,947)
Tax effect	673	(830)	1,902
Unrealized holding gains (losses) on securities available for sale, net of tax	(1,108)	1,335	(3,045)
Total comprehensive income	$18,506	$16,240	$8,833

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2015

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2013	12,451,951	$125	$9,145	$103,951	$2,489	$115,710
Comprehensive income	—	—	—	11,878	(3,045)	8,833
Cash dividends declared ($0.13 per share)	—	—	—	(1,896)	—	(1,896)
Shares issued in merger	2,044,736	20	20,202	—	—	20,222
Share-based compensation	—	—	296	—	—	296
Exercise of stock options	118,623	1	506	—	—	507
Balance as of December 31, 2013	14,615,310	$146	$30,149	$113,933	$(556)	$143,672

Comprehensive income	—	—	—	14,905	1,335	16,240
Cash dividends declared ($0.22 per share)	—	—	—	(3,243)	—	(3,243)
Share-based compensation	—	—	221	—	—	221
Exercise of stock options	142,811	2	767	—	—	769
Balance as of December 31, 2014	14,758,121	$148	$31,137	$125,595	$779	$157,659

Comprehensive income	—	—	—	19,614	(1,108)	18,506
Cash dividends declared ($0.18 per share)	—	—	—	(2,986)	—	(2,986)
Issuance of common shares	2,657,000	27	34,870	—	—	34,897
Share-based compensation	—	—	485	—	—	485
Exercise of stock options and vested restricted stock units	152,033	1	846	—	—	847
Balance as of December 31, 2015	17,567,154	$176	$67,338	$142,223	$(329)	$209,408

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$19,614	$14,905	$11,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,700	1,500
Depreciation and amortization	2,552	2,257	1,797
Deferred income taxes	(250)	91	(81)
Net amortization of securities discounts and premiums	3,174	2,980	2,463
Other	364	13	(440)
Gain on sale of loans held for sale	(5,247)	(4,356)	(4,158)
Originations of loans held for sale	(229,708)	(189,539)	(215,572)
Proceeds from sale of loans held for sale	229,280	195,178	218,960
Net changes in:
Accrued interest receivable	(514)	108	124
Other assets	(1,042)	(238)	2,497
Accrued interest payable	(29)	(43)	(68)
Other liabilities	3,543	(3,396)	2,406
Net cash provided by operating activities	22,737	19,660	21,306
Cash flows from investing activities:
Net cash and cash equivalents related to LB merger	—	—	5,891
Net change in loans held for investment	(108,112)	(111,868)	(61,149)
Purchase of available-for-sale securities	(167,397)	(123,504)	(143,058)
Purchase of held-to-maturity securities	(40,535)	(16,834)	(7,314)
Proceeds from maturities/sales of available-for-sale securities	125,736	120,772	134,337
Proceeds from maturities of held-to-maturity securities	9,461	8,414	6,479
Purchase of bank-owned life insurance	(12,157)	—	—
Purchase of premises and equipment	(3,028)	(2,062)	(2,718)
Proceeds from sale of other real estate owned, net of improvements	1,206	3,700	3,039
Proceeds from sale of non-marketable equity securities	384	106	89
Net cash used in investing activities	(194,442)	(121,276)	(64,404)
Cash flows from financing activities:
Net increase in deposits	109,952	54,919	39,855
Issuance of common shares	34,897	—	—
Proceeds related to exercise of stock options	847	769	507
Net change in short-term borrowings	25,708	401	177
Cash dividends paid	(5,052)	(1,177)	(1,896)
Net cash provided by financing activities	166,352	54,912	38,643
Net change in cash and cash equivalents	(5,353)	(46,704)	(4,455)
Cash and cash equivalents, beginning of period	47,702	94,406	98,861
Cash and cash equivalents, end of period	$42,349	$47,702	$94,406
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,670	$2,515	$2,952
Income taxes paid	$10,192	$7,740	$5,660
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$—	$1,189	$1,697
Dividends declared but not paid	$—	$2,066	—
Unrealized gains on securities available for sale	$(1,781)	$2,165	$(4,947)
Common shares issued in LB merger	$—	—	20,222

See accompanying notes to the consolidated financial statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company’s subsidiaries historically included Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”). BAF was incorporated as People’s State Bank of American Fork as a Utah state-chartered bank in 1913. LSB was incorporated as a Utah state-chartered bank in 1905 and became a subsidiary of PUB in October 2013. On September 29, 2015, the Company completed the merger of the charters of BAF and LSB and renamed the combined bank People’s Intermountain Bank (“PIB” or the “Bank”). BAF and LSB will continue to do business as registered names of PIB.

The Bank operates under the jurisdiction of the Utah Department of Financial Institutions, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System; however, PUB is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of the Bank. Both PUB and the Bank are subject to periodic examination by all of the applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.

The Bank engages in general commercial banking business with branch offices located in their principal market area; Utah, Salt Lake, Davis, Washington and Cache counties in Utah, and Preston, Idaho; and in lending activities in other counties within the state of Utah. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. All deposit accounts are tailored to the Bank’s principal market area at competitive rates. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The consolidated financial statements include the accounts of the Company together with its subsidiary. All intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALLL”), the valuation of real estate acquired through foreclosure, deferred tax assets, and share-based compensation.

Cash and cash equivalents — Cash and cash equivalents consist of cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold, all of which have original maturities of three months or less. The Company places its cash with high credit quality institutions. The amounts on deposit fluctuate and, at times, exceed the insured limit by the FDIC, which potentially subjects the Company to credit risk. Generally, federal funds purchased and interest bearing deposits are held for not longer than one day before being sold or reinvested.

Investment securities — Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company had no trading securities as of December 31, 2015 and 2014.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Investment securities categorized as available-for-sale are generally held for investment purposes for an indefinite period of time, but not necessarily to maturity. Decisions to sell securities classified as available-for-sale are based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss included in comprehensive income, net of the related income tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write downs would be included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity or, for certain mortgage-backed securities, to the expected interest rate reset date.

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

Loans held for sale — Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net estimated losses before sale, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are generally sold with the mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Substantially all of the residential mortgage loans originated are sold to larger financial institutions; however, the Company provides loan servicing for FNMA and Freddie Mac mortgage loans. Servicing income from servicing sold residential mortgages is not significant.

Loans held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Non-accrual loans — The accrual of interest on loans is generally discontinued at the time the principal and interest are 90 days past due or when, in management’s opinion, the borrower will be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans may be returned to accrual status when all delinquent interest and principal amounts contractually due are brought current and future payments are reasonably assured.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Impaired loans — The Company considers loans impaired when, based on current information and events, it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Such loans are classified as Substandard or Doubtful loans (see Note 3). Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are reflected in income and as adjustments to the allowance for loan losses (“ALLL”).

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Allowance for loan losses — The ALLL is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The ALLL is increased by charges to income and decreased by charge-offs (net of recoveries). While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional losses based on their judgment using information available to them at the time of their examination.

The ALLL consists of specific and general components. The specific component relates to loans determined to be impaired which are individually evaluated for impairment. For impaired loans individually evaluated, an allowance is established when the discounted cash flows, or the fair value of the collateral, if the loan is collateral dependent, of the impaired loan is lower than the carrying value of the loan. The general component covers all loans not individually evaluated for impairment and is based on historical loss experience adjusted for qualitative factors. Various qualitative factors are considered including changes to underwriting policies, loan concentrations, volume and mix of loans, size and complexity of individual credits, locations of credits and new market areas, changes in local and national economic conditions, real estate foreclosure rates, and trends in past due and classified credits.

Other real estate owned — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount of the foreclosed loan or the fair value of the foreclosed asset, less costs to sell, at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less selling costs. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.

Transfers of financial assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Premises and equipment — Land is carried at cost. Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method based on the estimated useful lives of the related assets, generally 10 to 30 years for buildings and 3 to 5 years for equipment, furniture, and software. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Income taxes —Deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Incentive share-based plans — The fair value of incentive share-based awards is recorded as compensation expense over the vesting period of the award. Compensation expense for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense for restricted stock units (“RSU”) is based on the fair value of the Company’s common shares at the date of grant.

Earnings per share — Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include shares that may be issued by the Company for outstanding stock options determined using the treasury stock method and for all outstanding RSU’s. All earnings per common share and other share information presented in the financial statements have been retroactively restated to give effect to a 44 to 1 share split which occurred in 2013.

Earnings per common share have been computed based on the following:

	Year ended December 31,
(in thousands, except share and per share data)	2015	2014	2013
Numerator
Net income	$19,614	$14,905	$11,878
Denominator
Weighted-average number of common shares outstanding	16,258,424	14,677,499	12,900,386
Incremental shares assumed for stock options and RSUs	570,781	456,526	458,892
Weighted-average number of dilutive shares outstanding	16,829,205	15,134,025	13,359,278
Basic earnings per common share	$1.21	$1.02	$0.92
Diluted earnings per common share	$1.17	$0.98	$0.89

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Comprehensive income — U.S. generally accepted accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, net of the related income tax effect, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Advertising costs — Advertising costs are expensed when incurred and totaled $853,000 in 2015, $934,000 in 2014, and $907,000 in 2013.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Impact of Recent Authoritative Accounting Guidance — The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for us as an SEC registrant. All other accounting literature is non-authoritative.

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has evaluated the impact of these amendments and determined there would not be a material effect on the Company’s financial position or results of operations.

In August 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a prospective transition method or a modified retrospective method as defined in the amendment. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In June 2014, FASB amended FASB ASC Topic 860, Transfers and Servicing. The amendments in this Update require the following accounting changes: 1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting; and 2) for repurchase finance arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in a secured borrowing accounting for the repurchase agreement.  The amendments also require certain disclosures for securities sold under agreements to repurchase (“repurchase agreements”), securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes are effective for public business entities for the first interim or annual reporting periods beginning after December 15, 2014. The disclosure changes for repurchase agreements are effective for public business entities for annual reporting periods beginning after December 15, 2014. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early application is not permitted. The entity should apply the amendments using one of two retrospective methods described in the amendment. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In January 2014, FASB amended FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The amendments permit entities to make an accounting policy election for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of these amendments did not have a material effect on the Company’s financial position or results of operations.

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2015 through March 23, 2016, which is the date the financial statements were available to be issued.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2015
U.S. Government-sponsored securities	$104,591	$11	$(612)	$—	$103,990
Municipal securities	36,820	926	(7)	(9)	37,730
Mortgage-backed securities	181,857	940	(724)	(687)	181,386
Corporate securities	10,000	—	(253)	(117)	9,630
	$333,268	$1,877	$(1,596)	$(813)	$332,736
As of December 31, 2014
U.S. Government-sponsored securities	$43,170	$20	$(114)	$(42)	$43,034
Municipal securities	48,965	1,377	(34)	—	50,308
Mortgage-backed securities	192,265	889	(723)	(347)	192,084
Corporate securities	9,988	354	—	(131)	10,211
	$294,388	$2,640	$(871)	$(520)	$295,637

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2015
Municipal securities	$63,650	$238	$(74)	$(2)	$63,812
Certificates of deposit	2,232	5	—	—	2,237
	$65,882	$243	$(74)	$(2)	$66,049
As of December 31, 2014
Municipal securities	$32,970	$116	$(18)	$(3)	$33,065
Certificates of deposit	2,232	—	(3)	—	2,229
	$35,202	$116	$(21)	$(3)	$35,294

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at December 31, 2015, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$11,631	$11,696	$8,392	$8,399
After one year through five years	127,053	127,004	41,369	41,451
After five years through ten years	61,710	61,599	15,813	15,897
After ten years	132,874	132,437	308	302
	$333,268	$332,736	$65,882	$66,049

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of December 31, 2015, the Company held 234 investment securities with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(in thousands)	2015	2014
Loans held for investment:
Commercial real estate loans:
Real estate term	$577,804	$521,536
Construction and land development	179,664	155,117
Total commercial real estate loans	757,468	676,653
Commercial and industrial loans	208,277	178,116
Consumer loans:
Residential and home equity	71,169	73,515
Consumer and other	14,945	15,421
Total consumer loans	86,114	88,936
Gross loans held for investment	1,051,859	943,705
Less:
Net deferred loan fees	(3,884)	(3,248)
Loans held for investment	1,047,975	940,457
Less: allowance for loan losses	(15,557)	(15,151)
Loans held for investment, net	$1,032,418	$925,306

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses are as follows:

	Year Ended December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	1,554	(91)	(508)	(135)	180	1,000
Deductions:
Gross loan charge-offs	(32)	(396)	(350)	—	(281)	(1,059)
Recoveries	80	46	191	67	81	465
Net loan charge-offs	48	(350)	(159)	67	(200)	(594)
Balance at end of period	$6,783	$3,984	$3,941	$603	$246	$15,557

	Year Ended December 31, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$7,268	$2,915	$3,105	$838	$264	$14,390
Additions: Provisions for loan losses	(1,880)	1,171	2,361	(188)	236	1,700
Deductions:
Gross loan charge-offs	(705)	(26)	(949)	(16)	(356)	(2,052)
Recoveries	498	365	91	37	122	1,113
Net loan charge-offs	(207)	339	(858)	21	(234)	(939)
Balance at end of period	$5,181	$4,425	$4,608	$671	$266	$15,151

	Year Ended December 31, 2013
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$5,189	$4,191	$2,777	$1,249	$300	$13,706
Additions: Provisions for loan losses	2,304	(574)	195	(389)	(36)	1,500
Deductions:
Gross loan charge-offs	(270)	(772)	-	(57)	(197)	(1,296)
Recoveries	45	70	133	35	197	480
Net loan charge-offs	(225)	(702)	133	(22)	-	(816)
Balance at end of period	$7,268	$2,915	$3,105	$838	$264	$14,390

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

(in thousands)	2015	2014
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,961	$1,465
Construction and land development	56	578
Commercial and industrial	1,176	1,787
Residential and home equity	631	428
Consumer and other	88	63
Total non-accrual loans, not troubled debt restructured	4,912	4,321
Troubled debt restructured loans, non-accrual:
Real estate term	1,153	1,106
Construction and land development	1,329	933
Commercial and industrial	21	1,200
Residential and home equity	—	289
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	2,503	3,528
Total non-accrual loans	$7,415	$7,849

Troubled debt restructured loans are summarized as follows:

(in thousands)	2015	2014
Accruing troubled debt restructured loans	$7,049	$8,399
Non-accrual troubled debt restructured loans	2,503	3,528
Total troubled debt restructured loans	$9,552	$11,927

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2015
		30-89 Days	90+ Days	Non-	Total	Total
(in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$567,886	$5,804	$-	$4,114	$9,918	$577,804
Construction and land development	170,495	7,784	-	1,385	9,169	179,664
Total commercial real estate	738,381	13,588	-	5,499	19,087	757,468
Commercial and industrial	205,765	1,315	-	1,197	2,512	208,277
Consumer:
Residential and home equity	69,950	588	-	631	1,219	71,169
Consumer and other	14,596	258	3	88	349	14,945
Total consumer	84,546	846	3	719	1,568	86,114
Total gross loans	$1,028,692	$15,749	$3	$7,415	$23,167	$1,051,859

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2014
		30-89 Days	90+ Days	Non-	Total	Total
(in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$514,873	$4,092	$-	$2,571	$6,663	$521,536
Construction and land development	150,906	2,700	-	1,511	4,211	155,117
Total commercial real estate	665,779	6,792	-	4,082	10,874	676,653
Commercial and industrial	173,679	1,450	-	2,987	4,437	178,116
Consumer:
Residential and home equity	71,616	1,182	-	717	1,899	73,515
Consumer and other	14,970	373	15	63	451	15,421
Total consumer	86,586	1,555	15	780	2,350	88,936
Total gross loans	$926,044	$9,797	$15	$7,849	$17,661	$943,705

Early stage delinquencies (accruing past-due loans, 30 to 89 days) increased as of December 31, 2015 to $15.7 million compared to $9.8 million at December 31, 2014. The majority of these early stage delinquencies are related to matured loans that were in the process of being renewed.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$551,001	$16,326	$10,477	$577,804	$6,783
Construction and land development	172,368	2,934	4,362	179,664	3,984
Total commercial real estate	723,369	19,260	14,839	757,468	10,767
Commercial and industrial	195,611	5,626	7,040	208,277	3,941
Consumer loans:
Residential and home equity	67,088	1,666	2,415	71,169	603
Consumer and other	14,816	36	93	14,945	246
Total consumer	81,904	1,702	2,508	86,114	849
Total	$1,000,884	$26,588	$24,387	$1,051,859	$15,557

	December 31, 2014
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$492,239	$22,019	$7,278	$521,536	$5,181
Construction and land development	141,526	7,110	6,481	155,117	4,425
Total commercial real estate	633,765	29,129	13,759	676,653	9,606
Commercial and industrial	167,745	4,874	5,497	178,116	4,608
Consumer loans:
Residential and home equity	67,506	2,484	3,525	73,515	671
Consumer and other	15,178	11	232	15,421	266
Total consumer	82,684	2,495	3,757	88,936	937
Total	$884,194	$36,498	$23,013	$943,705	$15,151

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$283	$67	$1,078	$79	$15	$1,522
Collectively evaluated for impairment	6,500	3,917	2,863	524	231	14,035
Total	$6,783	$3,984	$3,941	$603	$246	$15,557
Outstanding loan balances:
Individually evaluated for impairment	$10,225	$4,219	$7,009	$2,451	$15	$23,919
Collectively evaluated for impairment	567,579	175,445	201,268	68,718	14,930	1,027,940
Total gross loans	$577,804	$179,664	$208,277	$71,169	$14,945	$1,051,859

	December 31, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$519	$613	$977	$134	$—	$2,243
Collectively evaluated for impairment	4,662	3,812	3,631	537	266	12,908
Total	$5,181	$4,425	$4,608	$671	$266	$15,151
Outstanding loan balances:
Individually evaluated for impairment	$10,409	$5,811	$5,627	$3,381	$33	$25,261
Collectively evaluated for impairment	511,127	149,306	172,489	70,134	15,388	918,444
Total gross loans	$521,536	$155,117	$178,116	$73,515	$15,421	$943,705

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	December 31, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$10,430	$7,266	$2,959	$10,225	$283
Construction and land development	6,055	4,007	212	4,219	67
Total commercial real estate	16,485	11,273	3,171	14,444	350
Commercial and industrial	7,562	3,510	3,499	7,009	1,078
Consumer loans:
Residential and home equity	2,514	2,019	432	2,451	79
Consumer and other	58	15	-	15	15
Total consumer	2,572	2,034	432	2,466	94
Total	$26,619	$16,817	$7,102	$23,919	$1,522

	December 31, 2014
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$11,588	$8,440	$1,969	$10,409	$519
Construction and land development	7,601	3,721	2,090	5,811	613
Total commercial real estate	19,189	12,161	4,059	16,220	1,132
Commercial and industrial	6,066	4,043	1,584	5,627	977
Consumer loans:
Residential and home equity	3,604	2,772	609	3,381	134
Consumer and other	62	33	-	33	-
Total consumer	3,666	2,805	609	3,414	134
Total	$28,921	$19,009	$6,252	$25,261	$2,243

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans was as follows:

	Year Ended December 31,
	2015		2014		2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$10,317	$380	$15,010	$501	$20,907	$725
Construction and land development	5,015	276	8,858	353	16,987	484
Total commercial real estate	15,332	656	23,868	854	37,894	1,209
Commercial and industrial	6,318	251	7,003	253	8,094	428
Consumer loans:
Residential and home equity	2,916	105	3,985	131	4,847	284
Consumer and other	24	1	35	2	36	1
Total consumer	2,940	106	4,020	133	4,883	285
Total	$24,590	$1,013	$34,891	$1,240	$50,871	$1,922

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $521,000 and $688,000 at December 31, 2015 and 2014, respectively. Available lines of credit for loans and credit cards to affiliates were $48,000 at December 31, 2015.

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(in thousands)	2015	2014
Land and buildings	$28,791	$26,251
Equipment, furniture, and software	17,809	17,431
	46,600	43,682
Accumulated depreciation and amortization	(24,496)	(22,074)
	$22,104	$21,608

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(in thousands)	2015	2014
Non-interest bearing	$408,508	$327,075

Interest bearing deposits:
Interest bearing demand and savings	580,233	533,721
Money market accounts	144,668	135,911
Certificates of deposit under $100,000	98,569	101,086
Certificates of deposit $100,000 and over	77,207	101,440
Total interest bearing deposits	900,677	872,158
Total deposits	$1,309,185	$1,199,233

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(in thousands)	Amount
2016	$95,390
2017	36,569
2018	16,509
2019	10,865
2020 and beyond	16,443
$175,776

Deposits held by affiliates were $7.9 million and $9.3 million as of December 31, 2015 and 2014, respectively.

Note 6 — Short-term borrowings

Short-term borrowings consist the following as of December 31:

(in thousands)	2015	2014
Security repurchase agreements	$2,523	$1,496
Other short-term borrowings:
Federal Funds purchased	9,681	-
Federal Home Loan Bank advances	15,000	-
Total other short-term borrowings	24,681	-
Total short-term borrowings	$27,204	$1,496

As of December 31, 2015, committed Federal funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal funds interest rate as of December 31, 2015 was 0.64%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $187.4 million which is secured by $302.0 million in various real estate loans pledged as collateral. Borrowings generally provide for interest at the then current published rates which was 0.34% as of December 31, 2015.

The Company holds $27.9 million in investment securities in its Federal Reserve Bank (“Fed”) account. The Company’s current overnight borrowing capacity using the primary credit facilities from the Fed is $20.3 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed advances as of December 31, 2015 and 2014.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings – Continued

Securities sold under agreements to repurchase are generally overnight financing arrangements with customers collateralized by the Company’s investment securities that mature within 173 months. Investment securities valued at $4.8 million and $2.2 million have been pledged as of December 31, 2015 and 2014, respectively, for securities sold under agreements to repurchase. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning short-term borrowings consist the following as of December 31:

(in thousands)	2015	2014
Security repurchase agreements:
Average daily balance	$2,019	$1,169
Weighted average rate	0.15%	0.15%
Highest month-end balance	$2,520	$1,628
Year-end balance	$2,523	$1,496
Weighted average rate on outstandings at year-end	0.15%	0.15%

Other short-term borrowings:
Average daily balance	$588	$131
Weighted average rate	0.52%	0.37%
Highest month-end balance	$24,681	$1,305
Year-end balance	24,681	-
Weighted average rate on outstandings at year-end	0.46%	0.00%

Note 7 — Income Taxes

The components of the income tax expense (benefit) are as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Current	$10,512	$8,155	$6,419
Deferred	(250)	91	(81)
Income tax expense	$10,262	$8,246	$6,338

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.1%	3.1%	3.3%
Tax-exempt interest and income	(2.3)%	(2.9)%	(2.9)%
Other, net	(1.4)%	0.4%	(0.6)%
Effective tax rate	34.3%	35.6%	34.8%

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes – Continued

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(in thousands)	2015	2014
Deferred income tax assets:
Allowance for loan losses	$6,565	$6,484
Deferred loan fees and costs	1,486	1,242
OREO reserve and other	256	315
Fair value adjustments on certificates of deposit	300	521
Deferred compensation	534	462
Unrealized loss on securities	203	-
State franchise taxes	500	376
Other	527	410
	10,371	9,810

Deferred income tax liabilities:
FHLB dividends	241	254
Mortgage servicing rights	375	415
Basis difference in premises, equipment and other assets	1,149	989
Unrealized gain on securities	-	470
	1,765	2,128
Net deferred income tax assets	$8,606	$7,682

The Company believes, based on available information, that it is more likely than not that the net deferred income tax asset will be realized in the normal course of operations. The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2015 and 2014, the Company did not have any uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. As of December 31, 2015 and 2014, there was no liability for unrecognized tax benefits. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2012 through 2015 tax years remain subject to selection for examination as of December 31, 2015. None of the Company’s income tax returns are currently under audit. As of December 31, 2015 and 2014, the Company has no net operating loss or credit carry-forwards.

Note 8 — Commitments and Contingencies

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Commitments and Contingencies – Continued

Contractual amounts of off-balance sheet financial instruments were as follows:

(in thousands)	2015	2014
Commitments to extend credit, including unsecured commitments of $12,869 and $11,357 as of December 31, 2015 and 2014, respectively	$382,928	$278,966
Stand-by letters of credit and bond commitments, including unsecured commitments of $1,391 and $558 as of December 31, 2015 and 2014, respectively	36,333	27,619
Unused credit card lines, all unsecured	25,512	26,385

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

Subsequent to December 31, 2015, the Company has entered into an agreement to purchase property for $480,000 in Preston, Idaho and intends to build an additional branch with drive-up facilities to open in late 2016 or early 2017. Estimated construction costs for the branch are expected to be between $800,000 and $1.2 million.

Note 9 — Regulatory Capital Matters

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the FDIC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and its consolidated financial statements. Under the regulatory capital adequacy guidelines and regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Since January 2015, the Company has been subject to new risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%. Since the Company only has common equity, our common equity Tier 1 risk-based capital ratio and our Tier 1 risk-based capital ratio are the same. Therefore, the Company only discloses the Tier 1 risk-based capital ratio since it has a higher required ratio for minimum and well-capitalized banks. Management believes, as of December 31, 2015, that the Company meets all the capital adequacy requirements to which it is subject.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

As of December 31, 2015, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) ratios as disclosed in the table below.

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2015
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$224,510	19.02%	$94,412	8.00%	$118,015	10.00%
People's Intermountain Bank	187,326	15.98%	93,796	8.00%	117,245	10.00%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	209,569	17.76%	70,809	6.00%	94,412	8.00%
People's Intermountain Bank	172,480	14.71%	70,347	6.00%	93,796	8.00%
Tier 1 Leverage
Consolidated	209,569	13.42%	62,457	4.00%	NA	NA
People's Intermountain Bank	172,480	11.31%	61,018	4.00%	76,273	5.00%

	December 31, 2014
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$167,483	16.01%	$83,679	8.00%	$104,599	10.00%
Bank of American Fork	135,373	16.21%	66,799	8.00%	88,499	10.00%
Lewiston State Bank	30,370	14.36%	17,714	8.00%	22,143	10.00%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	156,103	14.92%	41,840	4.00%	62,760	6.00%
Bank of American Fork	124,886	14.96%	33,400	4.00%	50,099	6.00%
Lewiston State Bank	29,477	13.94%	8,857	4.00%	13,286	6.00%
Tier 1 Leverage
Consolidated	156,103	11.32%	55,153	4.00%	NA	NA
Bank of American Fork	124,886	11.45%	43,645	4.00%	54,556	5.00%
Lewiston State Bank	29,477	10.23%	11,527	4.00%	14,409	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirement of $8.7 million and $6.5 million as of December 31, 2015 and 2014, respectively.

The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The Company completed an initial public offering in June 2015 and raised additional capital of $34.9 million, net of underwriting discounts and offering costs. The Board of Directors declared semi-annual dividends in 2014 and began declaring quarterly dividends in 2015. Dividends on quarterly earnings are generally declared and paid subsequent to the end of the quarter. In 2015 the Board of Directors declared and paid three quarterly dividends of $0.06 per share, totaling $3.0 million. Subsequent to December 31, 2015, the Board of Directors declared and paid a quarterly dividend of $0.07 per share totaling $1.2 million on earnings for the fourth quarter of 2015. In 2014, the Board of Directors declared and paid semi-annual dividend of $0.08 per share, totaling $1.2 million and declared a semi-annual dividend of $0.14 per share, totaling $2.1 million, which was paid in the first quarter of 2015.

Note 11 — Incentive Share-Based Plan and Other Employee Benefits

In June 2014, the Board of Directors (“Board”) and shareholders of the Company approved a share-based incentive plan (the “2014 Plan”) which replaced an existing share-based incentive plan. The 2014 Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the 2014 Plan is 800,000 common shares. The share-based awards are granted to participants under both plans at a price not less than the fair value on the date of grant and for terms of up to ten years. The 2014 Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

Under the plans, share-based options are exercisable at the time of grant or other times subject to such terms and conditions as determined by the Board. Share-based options granted may be exercised in whole or in part at any time during the maximum option term of ten years. All share-based options are adjustable for any future stock splits or stock dividends. The Board has the authority to grant to eligible participants one or more of the various share-based incentive awards. To date, the Company has issued incentive share-based options, non-qualified share-based options and restricted stock units to participants. Fair value of the exercise price prior to the Company’s initial public offering in June 2015 was set at the time of grant by the Board based on independent valuations and related models; and after the initial public offering fair value is based on market prices at the date of grant. The Company’s policy is to issue common shares to the person exercising share-based options.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2013	1,040,424	$4.99
Granted	145,200	8.63
Exercised	(126,714)	4.94
Forfeited	(27,852)	4.85
Outstanding at December 31, 2013	1,031,058	5.52
Granted	64,514	10.71
Exercised	(146,089)	5.18
Forfeited	(8,800)	5.91
Outstanding at December 31, 2014	940,683	5.92
Granted	190,448	12.90
Exercised	(152,508)	5.31
Forfeited	(16,368)	4.85
Outstanding at December 31, 2015	962,255	7.42	5.04	$10,108
Exercisable at December 31, 2015	617,014	5.72	4.13	7,091
Exercisable at December 31, 2014	671,907	5.19	4.56	4,646

The weighted-average grant-date fair value of options per share granted was $2.65, $2.01 and $1.70 during 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $761,000 and $552,000, respectively. Shares issued upon exercises of stock options in 2015 were reduced by 3,779 shares related to net settled option exercises or existing shares tendered as consideration

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2014	-
Granted	3,198	$11.10
Non-vested at December 31, 2014	3,198	11.10
Granted	40,035	12.54
Vested	(3,304)	11.13
Non-vested at December 31, 2015	39,929	12.54

The total intrinsic value of RSU’s vested during the year ended December 31, 2015 was $56,000. No RSU’s vested prior to 2015.

As of December 31, 2015, there was $803,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 2.0 years.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

The Company recorded share-based compensation expense of $485,000, $221,000 and $296,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2015, 2014 and 2013: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 17.5% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value as there is no active market for the options granted.

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made contributions of $708,000, $670,000 and $385,000 in 2015, 2014 and 2013, respectively.

Profit-sharing — The Company provides an annual profit-sharing contribution to all eligible employees based on each year’s profitability and as approved by the Board of Directors. Profit sharing contributions were $600,000, $450,000 and $540,000 in 2015, 2014 and 2013, respectively.

Note 12 — Fair Value

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,017	$330,719	$—	$332,736
Fair valued on a non-recurring basis:
Impaired loans	—	5,580	—	5,580
Other real estate owned	—	460	—	460

As of December 31, 2014
Fair valued on a recurring basis:
Investment securities available for sale	$2,030	$293,607	$—	$295,637
Fair valued on a non-recurring basis:
Impaired loans	—	4,009	—	4,009
Other real estate owned	—	126	—	126

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(in thousands)	Amount	Fair Value
As of December 31, 2015
Financial Assets:
Net loans held for investment	$1,032,418	$1,029,540
Financial Liabilities:
Interest bearing deposits	900,677	901,211

As of December 31, 2014
Financial Assets:
Net loans held for investment	$925,306	$925,367
Financial Liabilities:
Interest bearing deposits	872,158	873,928

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees as of December 31, 2015 and 2014 were insignificant.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 — Contingencies and Concentrations of Credit Risk

Litigation — The Company may from time to time be subject to legal proceedings arising in the normal course of business. Management does not believe the outcome of any currently pending matters will have a material impact on the financial condition, results of operations, or liquidity of the Company.

Concentrations of credit risk — The Company has concentrated credit risk exposure, including off-balance-sheet credit risk exposure, related to real estate loans as disclosed in Notes 3 and 8. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Company generally requires collateral on all real estate lending arrangements and typically maintains loan-to-value ratios of no greater than 80%.

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2015, PIB’s lending limit was $28.3 million.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to PUB, on a parent-only basis, is as follows as of and for the years ended December 31:

(in thousands)	2015	2014
Balance Sheets
Assets
Cash and cash equivalents	$2,637	$3,491
Available for sale investment securities, at fair value	34,796	-
Investment in subsidiaries	172,460	155,919
Due from subsidiaries, net	-	701
Other assets	489	136
Total assets	$210,382	$160,247
Liabilities and shareholders' equity
Dividends payable	$-	$2,066
Due to subsidiaries, net	257	-
Other liabilities	717	522
Shareholders' equity	209,408	157,659
Total liabilities and shareholders' equity	$210,382	$160,247

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(in thousands)	2015	2014	2013
Statements of Income
Dividend and other income from subsidiaries	$8,730	$9,170	$10,000
Interest and dividends on investment securities	174	-	-
Total income	8,904	9,170	10,000

Salaries and employee benefits	6,100	5,741	-
Other expenses	429	274	538
Merger-related expenses	-	-	879
Total expenses	6,529	6,015	1,417

Income before income taxes	2,375	3,155	8,583
Income tax benefit	216	289	366
	2,591	3,444	8,949
Equity in undistributed net income of subsidiaries	17,023	11,461	2,929
Net income	$19,614	$14,905	$11,878

(in thousands)	2015	2014	2013
Statements of Cash Flows
Cash flows from operating activities:
Net income	$19,614	$14,905	$11,878
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Banks	(17,023)	(11,461)	(2,929)
Net amortization of securities discounts and premiums	55	-	-
Change in other assets and liabilities	886	(671)	437
Net change provided by operating activities	3,532	2,773	9,386
Cash flows from investing activities:
Net cash paid related to LB merger	-	-	(8,668)
Purchase of available-for-sale securities	(50,227)	-	-
Proceeds from maturities/sales of available-for-sale securities	15,149	-	-
Return of escrow funds	-	287	-
Net change provided by (used in) investing activities	(35,078)	287	(8,668)
Cash flows from financing activities:
Proceeds from issuance of common shares	34,897	-	-
Proceeds from exercise of stock options	847	769	507
Dividends paid	(5,052)	(1,177)	(1,896)
Net change provided by (used in) financing activities	30,692	(408)	(1,389)
Net change in cash and cash equivalents	(854)	2,652	(671)
Cash and cash equivalents, beginning of year	3,491	839	1,510
Cash and cash equivalents, end of year	$2,637	$3,491	$839

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Lewiston Bancorp Merger

Effective October 18, 2013, Lewiston Bancorp (“LB”) merged with PUB in a combined cash and common shares transaction resulting in LB’s wholly-owned subsidiary, LSB, becoming a subsidiary of PUB. The fair value of LSB’s assets acquired and liabilities assumed of $266.3 million and $237.4 million, respectively, were recorded at the date of acquisition. LSB revenues (net interest and non-interest income) and net income in 2013 subsequent to the date of the merger were $2.3 million and $636,000, respectively.

Under the terms of the merger agreement, PUB issued an aggregate of 2,044,736 common shares for $20.2 million and paid cash totaling approximately $8.7 million to the former shareholders of LB. At December 31, 2015, $360,000 of this cash was held in escrow pending the resolution of certain contingencies at December 31, 2017. In 2014, $297,000 of previously held escrow funds, plus interest earned, was paid to PUB.

The Company recorded intangible assets of approximately $1.2 million, which primarily consists of a core deposit intangible asset, and a premium on certificates of deposits (“CDs”) of approximately $1.9 million. The core deposit intangible asset is being amortized using a straight-line method over a period of nine years with no significant residual value and the CD premium is being accreted into net interest income over the average life of CDs of approximately three years. For tax purposes, purchase accounting adjustments are all non-taxable and/or non-deductible.

The following table presents pro forma results of operations information for the year ended December 31, 2013 as if the acquisition had occurred on January 1, 2013 after giving effect to adjustments for certain assets and liabilities. The pro forma results of operations for the year ended December 31, 2013 include the historical accounts of the Company and LB and pro forma adjustments as may be required, including amortization of the intangible asset with a definite life and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

(Dollars in thousands)	2013
Pro forma results of operations
Net interest income	$52,973
Provision for loan losses	1,450
Non-interest income	14,542
Non-interest expense	45,499
Income before income taxes	20,566
Income taxes	7,107
Net income	$13,459

Earnings per share:
Basic	$0.93
Diluted	$0.90

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 — Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2015
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$14,499	$14,903	$15,789	$16,449
Provision for loan losses	150	450	200	200
Non-interest income	4,144	4,143	3,965	3,752
Non-interest expense	11,219	11,483	11,444	12,622
Income before income tax expense	7,274	7,113	8,110	7,379
Income tax expense	2,476	2,449	2,844	2,493
Net income	$4,798	$4,664	$5,266	$4,886
Earnings per common share:
Basic	$0.32	$0.31	$0.30	$0.28
Diluted	$0.31	$0.30	$0.29	$0.27

	Quarters Ended 2014
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$13,121	$13,330	$13,996	$14,496
Provision for loan losses	150	350	600	600
Non-interest income	3,817	3,828	3,711	3,885
Non-interest expense	10,766	12,054	11,052	11,461
Income before income tax expense	6,022	4,754	6,055	6,320
Income tax expense	2,145	1,693	2,157	2,251
Net income	$3,877	$3,061	$3,898	$4,069
Earnings per common share:
Basic	$0.27	$0.20	$0.27	$0.28
Diluted	$0.26	$0.20	$0.26	$0.26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2016 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16 (a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.peoplesutah.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company’s 2015 annual report Form 10-K.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Compensation Committee Interlocks and Insider Participation” is set forth under such heading of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of Compensation Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under the headings “Beneficial Ownership” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Equity Compensation Plan Information” is set forth under the headings “Equity Compensation Plan Information” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Transactions with Management” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors – Fees Paid to Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

2.1	Merger Agreement between People’s Utah Bancorp and Lewiston Bancorp dated June 18, 2013 (1)
3.1	Amended and Restated Articles of Incorporation of People’s Utah Bancorp (1)
3.2	Amended and Restated Bylaws of People’s Utah Bancorp (1)
4.1	Specimen Share Certificate for Common Shares of People’s Utah Bancorp (3)
4.2	Shareholders’ Agreement by and among People’s Utah Bancorp and certain shareholders dated October 18, 2013 (1)
10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)
10.2*	People’s Utah Bancorp Amended and Restated 2008 Incentive Plan (1)

10.3*	People’s Utah Bancorp Incentive Plan (1999 Incentive Plan) and all amendments thereto (1)
10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)
10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)
10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)
10.7*	Employment Agreement by and between People’s Utah Bancorp and Bank of American Fork and Richard T. Beard (2)
10.8*	Employment Agreement by and between People’s Utah Bancorp and Bank of American Fork and Wolfgang T. N. Muelleck (2)
10.13	Form of Director and Officer Indemnification Agreement (2)
10.14*	Lewiston State Bank Supplemental Executive Retirement Plan effective as of January 1, 2008, as amended by that First Amendment dated April 17, 2008 (2)
21 ~	Subsidiaries of the Company
23 ~	Consent of Tanner LLC
31.1 ~	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2 ~	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32 ~	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101 ~

The following financial information from People’s Utah Bancorp Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

__________

~	Exhibit omitted from the 2015 Annual Report to Shareholders
*	Compensatory plan or arrangement
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2016.

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard T. Beard	Director, President and Chief Executive Officer
Richard T. Beard	(principal executive officer)

/s/ Wolfgang T. N. Muelleck	Director, Executive Vice President and Chief Financial Officer
Wolfgang T. N. Muelleck	(principal financial and accounting officer)

Board of Directors

/s/ Paul R. Gunther	Director, Chairman
Paul R. Gunther

/s/ Dale O. Gunther	Director, Vice Chairman
Dale O. Gunther

/s/ David G. Anderson	Director, Senior Vice President and Chief Credit Officer
David G. Anderson

/s/ Blaine C. Gunther	Director
Blaine C. Gunther

/s/ Fred W. Fairclough, Jr.	Director
Fred W. Fairclough, Jr.

/s/ Melvin L. Kirkham	Director
Melvin L. Kirkham

/s/ R. Brent Anderson	Director
R. Brent Anderson

/s/ Douglas H. Swenson	Director
Douglas H. Swenson

/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ William D. Marsh	Director
William D. Marsh