Form 10-Q
period 2016-03-31
People's Utah Bancorp
filed 2016-05-13
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s common stock outstanding on May 2, 2016 was 17,734,708. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$20,973	$19,745
Interest bearing deposits	20,434	20,428
Federal funds sold	5,488	2,176
Total cash and cash equivalents	46,895	42,349
Investment securities:
Available-for-sale, at fair value	313,641	332,736
Held-to-maturity, at historical cost	64,272	65,882
Total investment securities	377,913	398,618
Non-marketable equity securities	1,827	2,244
Loans held for sale	13,123	17,947
Loans:
Loans held for investment	1,070,146	1,047,975
Less allowance for loan losses	(15,723)	(15,557)
Total loans held for investment, net	1,054,423	1,032,418
Premises and equipment, net	22,027	22,104
Accrued interest receivable	5,826	5,767
Deferred income tax assets	7,753	8,606
Other real estate owned	644	568
Bank-owned life insurance	19,308	19,170
Other assets	5,933	6,191
Total assets	$1,555,672	$1,555,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$407,849	$408,508
Interest bearing deposits	916,467	900,677
Total deposits	1,324,316	1,309,185
Short-term borrowings	2,549	27,204
Accrued interest payable	309	314
Other liabilities	13,116	9,871
Total liabilities	1,340,290	1,346,574
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,715,348 and 17,567,154 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	177	176
Additional paid-in capital	67,924	67,338
Retained earnings	146,233	142,223
Accumulated other comprehensive income (loss)	1,048	(329)
Total shareholders’ equity	215,382	209,408
Total liabilities and shareholders’ equity	$1,555,672	$1,555,982

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2016	2015
Interest income
Interest and fees on loans	$15,851	$13,809
Interest and dividends on investments	1,603	1,450
Total interest income	17,454	15,259
Interest expense	754	760
Net interest income	16,700	14,499
Provision for loan losses	200	150
Net interest income after provision for loan losses	16,500	14,349
Non-interest income
Service charges on deposit accounts	513	643
Card processing	1,031	1,002
Mortgage banking	1,748	1,772
Other operating	471	727
Total non-interest income	3,763	4,144
Non-interest expense
Salaries and employee benefits	7,884	7,194
Occupancy, equipment and depreciation	988	990
Data processing	777	689
FDIC premiums	195	187
Card processing	590	470
Other real estate owned	32	17
Marketing and advertising	169	173
Other	1,500	1,499
Total non-interest expense	12,135	11,219
Income before income tax expense	8,128	7,274
Income tax expense	2,885	2,476
Net income	$5,243	$4,798
Earnings per common share:
Basic	$0.30	$0.32
Diluted	$0.29	$0.31
Weighted average common shares outstanding:
Basic	17,632,288	14,770,306
Diluted	18,124,392	15,301,015

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$5,243	$4,798
Other comprehensive income
Unrealized holding gains on securities available for sale	2,228	1,367
Tax effect	(851)	(516)
Unrealized holding gains on securities available for sale, net of tax	1,377	851
Total comprehensive income	$6,620	$5,649

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2015	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	—	—	—	4,798	851	5,649
Share-based compensation	—	—	109	—	—	109
Exercise of stock options	17,600	—	85	—	—	85
Balance as of March 31, 2015	14,775,721	$148	$31,331	$130,393	$1,630	$163,502
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	—	—	—	5,243	1,377	6,620
Cash dividends declared ($0.07 per share)	—	—	—	(1,233)	—	(1,233)
Share-based compensation	—	—	127	—	—	127
Exercise of stock options	148,194	1	459	—	—	460
Balance as of March 31, 2016	17,715,348	$177	$67,924	$146,233	$1,048	$215,382

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$5,243	$4,798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	150
Depreciation and amortization	642	518
Net (gain) loss on sales of other real estate owned	28	(93)
Deferred income taxes	—	(26)
Net amortization of securities discounts and premiums	773	719
Other	125	111
Gain on sale of loans held for sale	(1,255)	(1,256)
Originations of loans held for sale	(52,068)	(61,213)
Proceeds from sale of loans held for sale	58,147	58,344
Net changes in:
Accrued interest receivable	(59)	(62)
Other assets	120	(333)
Accrued interest payable	(5)	(14)
Other liabilities	3,245	3,354
Net cash provided by operating activities	15,136	4,997
Cash flows from investing activities:
Net change in loans held for investment	(22,442)	(15,882)
Purchase of available-for-sale securities	(2,000)	(11,873)
Purchase of held-to-maturity securities	-	(3,715)
Proceeds from maturities/sales of available-for-sale securities	22,701	26,361
Proceeds from maturities of held-to-maturity securities	1,459	364
Purchase of premises and equipment	(561)	(946)
Proceeds from sale of other real estate owned, net of improvements	133	168
Proceeds from sale of non-marketable equity securities	417	28
Net cash used in investing activities	(293)	(5,495)
Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposits	(659)	20,890
Net increase in interest bearing deposits	15,790	13,339
Proceeds related to exercise of stock options	460	85
Net change in short-term borrowings	(24,655)	626
Cash dividends paid	(1,233)	(2,066)
Net cash provided by (used in) financing activities	(10,297)	32,874
Net change in cash and cash equivalents	4,546	32,376
Cash and cash equivalents, beginning of period	42,349	47,702
Cash and cash equivalents, end of period	$46,895	$80,078
Supplemental disclosures of cash flow information:
Cash paid for interest	$669	$700
Income taxes paid	—	$500
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$237	—
Unrealized gains on securities available for sale	$2,228	$1,367

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company’s subsidiary is People’s Intermountain Bank (“PIB” or the “Bank”), which includes two banking divisions doing business as (“dba”) Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”) and an equipment leasing division dba GrowthFunding Equipment Finance.  BAF and LSB have over 100 years of history and will continue to do business as registered names of PIB.

The interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2015 and 2014. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2016	2015
Numerator
Net income	$5,243	$4,798
Denominator
Weighted-average number of common shares outstanding	17,632,288	14,770,306
Incremental shares assumed for stock options and RSUs	492,104	530,709
Weighted-average number of dilutive shares outstanding	18,124,392	15,301,015
Basic earnings per common share	$0.30	$0.32
Diluted earnings per common share	$0.29	$0.31

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of March 31, 2016
U.S. Government-sponsored securities	$96,579	$146	$(45)	$—	$96,680
Municipal securities	34,953	829	-	(5)	35,777
Mortgage-backed securities	170,412	1,721	(168)	(420)	171,545
Corporate securities	10,000	—	(229)	(132)	9,639
	$311,944	$2,696	$(442)	$(557)	$313,641
As of December 31, 2015
U.S. Government-sponsored securities	$104,591	$11	$(612)	$-	$103,990
Municipal securities	36,820	926	(7)	(9)	37,730
Mortgage-backed securities	181,857	940	(724)	(687)	181,386
Corporate securities	10,000	-	(253)	(117)	9,630
	$333,268	$1,877	$(1,596)	$(813)	$332,736

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of March 31, 2016
Municipal securities	$62,040	$368	$(36)	$(12)	$62,360
Certificates of deposit	2,232	6	—	—	2,238
	$64,272	$374	$(36)	$(12)	$64,598
As of December 31, 2015
Municipal securities	$63,650	$238	$(74)	$(2)	$63,812
Certificates of deposit	2,232	5	-	—	2,237
	$65,882	$243	$(74)	$(2)	$66,049

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at March 31, 2016, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$13,338	$13,406	$8,218	$8,224
After one year through five years	116,475	117,088	42,571	42,754
After five years through ten years	59,454	59,787	13,483	13,620
After ten years	122,677	123,360	—	—
	$311,944	$313,641	$64,272	$64,598

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

As of March 31, 2016 and December 31, 2015, the Company held 150 and 234 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	$584,046	$577,804
Construction and land development	194,708	179,664
Total commercial real estate loans	778,754	757,468
Commercial and industrial loans	212,702	208,277
Consumer loans:
Residential and home equity	68,317	71,169
Consumer and other	14,223	14,945
Total consumer loans	82,540	86,114
Total gross loans	1,073,996	1,051,859
Less:
Net deferred loan fees	(3,850)	(3,884)
Total loans held for investment	1,070,146	1,047,975
Less: allowance for loan losses	(15,723)	(15,557)
Total loans held for investment, net	$1,054,423	$1,032,418

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended March 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(95)	344	15	(12)	(52)	200
Deductions:
Gross loan charge-offs	—	—	(72)	—	(64)	(136)
Recoveries	4	16	37	4	41	102
Net loan charge-offs	4	16	(35)	4	(23)	(34)
Balance at end of period	$6,692	$4,344	$3,921	$595	$171	$15,723

	Three Months Ended March 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	378	(303)	18	(6)	63	150
Deductions:
Gross loan charge-offs	—	—	(15)	—	(93)	(108)
Recoveries	5	3	71	5	20	104
Net loan charge-offs	5	3	56	5	(73)	(4)
Balance at end of period	$5,564	$4,125	$4,682	$670	$256	$15,297

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,922	$2,961
Construction and land development	71	56
Commercial and industrial	281	1,176
Residential and home equity	231	631
Consumer and other	—	88
Total non-accrual loans, not troubled debt restructured	3,505	4,912
Troubled debt restructured loans, non-accrual:
Real estate term	874	1,153
Construction and land development	784	1,329
Commercial and industrial	20	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,678	2,503
Total non-accrual loans	$5,183	$7,415

Troubled debt restructured loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Accruing troubled debt restructured loans	$6,715	$7,049
Non-accrual troubled debt restructured loans	1,678	2,503
Total troubled debt restructured loans	$8,393	$9,552

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2016
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$579,483	$767	$—	$3,796	$4,563	$584,046
Construction and land development	193,309	544	—	855	1,399	194,708
Total commercial real estate	772,792	1,311	—	4,651	5,962	778,754
Commercial and industrial	211,181	1,220	—	301	1,521	212,702
Consumer:
Residential and home equity	66,797	1,289	—	231	1,520	68,317
Consumer and other	14,013	206	4	-	210	14,223
Total consumer	80,810	1,495	4	231	1,730	82,540
Total gross loans	$1,064,783	$4,026	$4	$5,183	$9,213	$1,073,996

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2015
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$567,886	$5,804	$—	$4,114	$9,918	$577,804
Construction and land development	170,495	7,784	—	1,385	9,169	179,664
Total commercial real estate	738,381	13,588	—	5,499	19,087	757,468
Commercial and industrial	205,765	1,315	—	1,197	2,512	208,277
Consumer:
Residential and home equity	69,950	588	—	631	1,219	71,169
Consumer and other	14,596	258	3	88	349	14,945
Total consumer	84,546	846	3	719	1,568	86,114
Total gross loans	$1,028,692	$15,749	$3	$7,415	$23,167	$1,051,859

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2016
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$557,372	$17,205	$9,469	$584,046	$6,692
Construction and land development	188,522	2,456	3,730	194,708	4,344
Total commercial real estate	745,894	19,661	13,199	778,754	11,036
Commercial and industrial	201,043	5,655	6,004	212,702	3,921
Consumer loans:
Residential and home equity	64,083	2,354	1,880	68,317	595
Consumer and other	14,139	8	76	14,223	171
Total consumer	78,222	2,362	1,956	82,540	766
Total	$1,025,159	$27,678	$21,159	$1,073,996	$15,723

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$551,001	$16,326	$10,477	$577,804	$6,783
Construction and land development	172,368	2,934	4,362	179,664	3,984
Total commercial real estate	723,369	19,260	14,839	757,468	10,767
Commercial and industrial	195,611	5,626	7,040	208,277	3,941
Consumer loans:
Residential and home equity	67,088	1,666	2,415	71,169	603
Consumer and other	14,816	36	93	14,945	246
Total consumer	81,904	1,702	2,508	86,114	849
Total	$1,000,884	$26,588	$24,387	$1,051,859	$15,557

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	March 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$279	$67	$928	$79	$-	$1,353
Collectively evaluated for impairment	6,413	4,277	2,993	516	171	14,370
Total	$6,692	$4,344	$3,921	$595	$171	$15,723
Outstanding loan balances:
Individually evaluated for impairment	$9,367	$3,706	$6,096	$1,880	$15	$21,064
Collectively evaluated for impairment	574,679	191,002	206,606	66,437	14,208	1,052,932
Total gross loans	$584,046	$194,708	$212,702	$68,317	$14,223	$1,073,996

	December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$283	$67	$1,078	$79	$15	$1,522
Collectively evaluated for impairment	6,500	3,917	2,863	524	231	14,035
Total	$6,783	$3,984	$3,941	$603	$246	$15,557
Outstanding loan balances:
Individually evaluated for impairment	$10,225	$4,219	$7,009	$2,451	$15	$23,919
Collectively evaluated for impairment	567,579	175,445	201,268	68,718	14,930	1,027,940
Total gross loans	$577,804	$179,664	$208,277	$71,169	$14,945	$1,051,859

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	March 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,584	$6,439	$2,928	$9,367	$279
Construction and land development	5,559	3,494	212	3,706	67
Total commercial real estate	15,143	9,933	3,140	13,073	346
Commercial and industrial	6,510	2,909	3,187	6,096	928
Consumer loans:
Residential and home equity	1,925	1,447	433	1,880	79
Consumer and other	15	15	-	15	-
Total consumer	1,940	1,462	433	1,895	79
Total	$23,593	$14,304	$6,760	$21,064	$1,353

	December 31, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$10,430	$7,266	$2,959	$10,225	$283
Construction and land development	6,055	4,007	212	4,219	67
Total commercial real estate	16,485	11,273	3,171	14,444	350
Commercial and industrial	7,562	3,510	3,499	7,009	1,078
Consumer loans:
Residential and home equity	2,514	2,019	432	2,451	79
Consumer and other	58	15	-	15	15
Total consumer	2,572	2,034	432	2,466	94
Total	$26,619	$16,817	$7,102	$23,919	$1,522

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$9,796	$79	$10,752	$106
Construction and land development	3,963	55	5,780	80
Total commercial real estate	13,759	134	16,532	186
Commercial and industrial	6,552	88	4,777	44
Consumer loans:
Residential and home equity	2,166	22	3,354	29
Consumer and other	15	-	33	1
Total consumer	2,181	22	3,387	30
Total	$22,492	$244	$24,696	$260

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Loans to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $63,000 and $521,000 as of March 31, 2016 and December 31, 2015, respectively. Available lines of credit for loans and credit cards to affiliates were $524,000 as of March 31, 2016.

Note 4 — Income Taxes

Income tax expense was $2.9 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate was 35.5% and 34.0% for the three months ended March 31, 2016 and 2015, respectively.

Note 5 — Commitments and Contingencies

Litigation contingencies— The Company is involved in various claims, legal actions and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Commitments to extend credit, including unsecured commitments of $12,298 and $12,869 as of March 31, 2016 and December 31, 2015. respectively	$418,005	$382,928
Stand-by letters of credit and bond commitments, including unsecured commitments of $1,250 and $1,391 as of March 31, 2016 and December 31, 2015, respectively	33,204	36,333
Unused credit card lines, all unsecured	26,191	25,512

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

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.42% at December 31, 2015 to 13.85% as of March 31, 2016. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of March 31, 2016 and December 31, 2015 were $6.6 million and $8.7 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 7 — Shareholders’ Equity

The Board of Directors began declaring quarterly dividends in 2015.  Dividends on quarterly earnings are generally declared and paid subsequent to the end of the quarter.

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In June 2014, the Board of Directors (“Board”) and shareholders of the Company approved a share-based incentive plan (“the Plan”). The Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the Plan is 800,000 common shares. The share-based awards are granted to participants under the Plan at a price not less than the fair value on the date of grant and for terms of up to ten years. The Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

During the three months ended March 31, 2016, the Company granted options for the purchase of 72,444 common shares, which have a weighted average exercise price of $15.48 per share and a weighted average fair value as of the date of grant of $2.22 per share. The options generally vest over periods from one to three years. The Company recorded share-based compensation expense of $127,000 and $109,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Fair valued on a recurring basis:
Investment securities available for sale	$2,021	$311,620	$—	$313,641
Fair valued on a non-recurring basis:
Impaired loans	—	5,407	—	5,407
Other real estate owned	—	407	—	407

As of December 31, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,017	$330,719	$—	$332,736
Fair valued on a non-recurring basis:
Impaired loans	—	5,580	—	5,580
Other real estate owned	—	460	—	460

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

The fair values of financial assets and liabilities as of March 31, 2016 were not presented because the assumptions used to estimate fair values have not changed significantly from those used at December 31, 2015.

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of March 31, 2016 and December 31, 2015 were insignificant.

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

Item 2. Management’s s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of People’s Utah Bancorp’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the completion of this offering. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) our plans to originate direct equipment leasing nationwide through our GrowthFunding Equipment Finance division, and (ii) our plans to open new branches in the latter half of 2016 and the first quarter of 2017.  Statements that project future final conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly our revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have three divisions in our wholly-owned subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”). We have 18 banking locations operating through two banking divisions, dba, BAF and LSB, which began offering banking services in 1913 and 1905, respectively.  Our third division is GrowthFunding Equipment Finance, an equipment leasing operation which will originate direct equipment leasing products to businesses nationwide and to our banking customers.  In the past we have acquired rental streams of payments from third-party leasing companies. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small and medium-sized businesses that require highly personalized commercial banking products and services.

We believe our recent growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplish through a combination of competitive pricing for local deposits coupled with expansion of our branch system. In addition to the four branches from the LSB merger, we have added two new branch offices since January 1, 2012 and plan to open two new branches in the latter half of 2016 and the first quarter of 2017.

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

We measure our performance by calculating our net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is our largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less merger-related costs, if applicable, by the sum of net interest income and non-interest income.

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
	March 31,	March 31,
(Dollars in thousands except per share amounts)	2016	2015
Net income	$5,243	$4,798
Basic earnings per share	0.30	0.32
Diluted earnings per share	0.29	0.31
Total assets	1,555,672	1,409,097
Total loans, net	1,067,546	957,435
Total deposits	1,324,316	1,233,462
Net interest margin	4.58%	4.42%
Efficiency ratio	59.30%	60.18%
Return on average assets	1.36%	1.40%
Return on average equity	9.88%	12.08%
Average equity to average assets	13.80%	11.58%
Non-performing assets to total assets	0.37%	0.56%
Liquidity ratio (1)	28.85%	29.16%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $38.2 million and $37.2 million at March 31, 2016 and March 31, 2015, respectively.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the three months ended March 31, 2016 increased 9.3% to $5.2 million from $4.8 million for the comparable period in 2015. Net income for the three months ended March 31, 2016 increased primarily due to an increase to net loans from loan growth, a higher net interest margin and partially offset by an increase in operating expenses and a decline in non-interest income. Basic earnings per share, or EPS, was $0.30 for the three months ended March 31, 2016 compared to $0.32 for the comparable period in 2015. Diluted EPS was $0.29 per share for the three months ended March 31, 2016 compared to $0.31 per share for the comparable period in 2015. Earnings per share was impacted by a 2.9 million or 19.4% increase in weighted average shares resulting from our initial public offering (“IPO”) in June 2015.  Our ROE decreased to 9.88% for the three months ended March 31, 2016 compared to 12.08% for the comparable period in 2015 due primarily from the additional equity of $34.9 million from our IPO. Future returns on average equity may be impacted by the additional equity from the IPO.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the three months ended March 31, 2016 our ROA was 1.36% compared to 1.40% for the three months ended March 31, 2015. Although net income in the first quarter of 2016 exceeded the comparable quarter in 2015, ROA decreased in the first quarter of 2016 compared to the same period in 2015 primarily due to higher average asset balances.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Due to improving asset quality, non-performing assets as a percentage of total assets were 0.37% as of March 31, 2016 compared to 0.56% as of March 31, 2015. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning balances. As of March 31, 2016, total assets grew 10.4% from March 31, 2015, total net loans increased by 11.5% and cash equivalents combined with investment securities increased 6.1%. Loan growth in 2016 came primarily from the increased level of commercial & industrial lending and real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from our IPO. We plan to utilize the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  Our average equity to average assets ratio as of March 31, 2016 was 13.80% compared to 11.58% as of March 31, 2015. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.85% as of March 31, 2016, compared to 29.16% as of March 31, 2015.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the three months ended March 31, 2016 and 2015, our net interest margin was 4.58% and 4.42%, respectively. The improvement in net interest margin is attributable primarily to higher loan volumes, higher loan yields and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 59.30% for the three months ended March 31, as compared to 60.18% for the three months ended March 31, 2015.

Results of Operations

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income primarily includes service charges and other fees on deposits, and mortgage banking income. Non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

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

	Three Months Ended
	March 31, 2016			March 31, 2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$15,848	$18	0.46%	$56,119	$27	0.20%
Securities: (1)
Taxable securities	291,626	1,139	1.57%	245,208	1,023	1.69%
Non-taxable securities (2)	95,418	682	2.87%	76,695	538	2.84%
Loans (3) (4)	1,060,790	15,851	6.01%	948,681	13,809	5.90%
Non-marketable equity securities	2,737	2	0.29%	2,621	1	0.15%
Total interest earning assets	1,466,419	$17,692	4.85%	1,329,324	$15,398	4.70%
Allowance for loan losses	(15,593)			(15,240)
Non-interest earning assets	96,119			76,992
Total average assets	$1,546,945			$1,391,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$581,846	$403	0.28%	$541,265	$373	0.28%
Money market accounts	147,289	94	0.26%	140,605	79	0.23%
Certificates of deposit, under $100,000	97,821	85	0.35%	111,263	124	0.45%
Certificates of deposit, $100,000 and over	75,862	135	0.72%	88,244	183	0.84%
Total interest bearing deposits	902,818	717	0.32%	881,377	759	0.35%
Short-term borrowings	31,363	37	0.47%	1,681	1	0.24%
Total interest bearing liabilities	934,181	$754	0.32%	883,058	$760	0.35%
Other non-interest bearing liabilities	399,321			346,927
Shareholders’ equity	213,443			161,091
Total average liabilities and shareholders’ equity	$1,546,945			$1,391,076
Net interest income (tax-equivalent)		$16,938			$14,638
Interest rate spread (tax-equivalent)			4.53%			4.35%
Net interest margin (tax-equivalent) (5)			4.65%			4.47%
(1)	Excludes average unrealized gains of $726,000 and $1.7 million for the three months ended March 31, 2016 and 2015, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $238,000 and $140,000 for the three months ended March 31, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $1.3 million and $982,000 for the three months ended March 31, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $6.3 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, which are included in non-interest earning assets.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(28)	$19	$(9)
Taxable securities	184	(68)	116
Non-taxable securities (1)	134	10	144
Loans	1,667	375	2,042
Federal Home Loan Bank stock	-	1	1
Total interest income (tax-equivalent)	1,957	337	2,294
Interest expense:
Demand and savings accounts	28	2	30
Money market accounts	4	11	15
Certificates of deposit, under $100,000	(14)	(25)	(39)
Certificates of deposit, $100,000 and over	(24)	(24)	(48)
Short-term borrowings	34	2	36
Total interest expense	28	(34)	(6)
Net interest income (tax-equivalent)	$1,929	$371	$2,300
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $2.3 million for the three months ended March 31, 2016 compared to same period in 2015. The increase in interest income was primarily driven by increased organic loan volumes. Additional increases in interest income from slightly higher loan yields were offset by lower average rates on investment securities. Additionally, interest expense also decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Financial Overview for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$17,454	$15,259	$2,195	14.4%
Interest expense	754	760	(6)	-0.8%
Net interest income	16,700	14,499	2,201	15.2%
Provision for loan losses	200	150	50	33.3%
Net interest income after provision for loan losses	16,500	14,349	2,151	15.0%
Non-interest income	3,763	4,144	(381)	-9.2%
Non-interest expense	12,135	11,219	916	8.2%
Income before income tax expense	8,128	7,274	854	11.7%
Income tax expense	2,885	2,476	409	16.5%
Net income	$5,243	$4,798	$445	9.3%

Net Income. Our net income grew by $445,000 or 9.3% to $5.2 million for the quarter ended March 31, 2016 as compared to $4.8 million for the same quarter in 2015. This was attributable principally to an increase in net interest income of $2.2 million offset by a higher loan loss provision expense of $50,000, an increase of $916,000 in non-interest expenses, $409,000 of higher income tax expense and lower non-interest income of $381,000.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended March 31, 2016 compared to the same quarter in 2015 was primarily driven by interest earned on a higher volume in average loans attributable to internal growth. An increase in interest income from slightly higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the quarter ended March 31, 2016 decreased from the same period in 2015 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.85% for the quarter ended March 31, 2016 compared to 4.70% for the comparable quarter in 2015.  The cost of funding our earning assets declined in the quarter ended March 31, 2016 to 0.32% from 0.35% in the comparable quarter in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended March 31, 2016 and 2015 was $200,000 and $150,000, respectively. We have experienced improving credit quality in our loan portfolio and lower net charge-offs compared to the comparable quarter in 2015. The provision for loan losses in both periods was primarily due to relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$513	$643	$(130)	-20.2%
Card processing	1,031	1,002	29	2.9%
Mortgage banking	1,748	1,772	(24)	-1.4%
Other operating	471	727	(256)	-35.2%
Total non-interest income	$3,763	$4,144	$(381)	-9.2%

The decrease in total non-interest income during the quarter ended March 31, 2016 compared to the same quarter in 2015 was primarily influenced by lower service charges on deposit accounts primarily due to reduced volume of processed and returned items in the first quarter of 2016, and a gain of approximately $330,000 on the sale of other foreclosed assets in the quarter ended March 31, 2015.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$7,884	$7,194	$690	9.6%
Occupancy, equipment and depreciation	988	990	(2)	-0.2%
Data processing	777	689	88	12.8%
FDIC premiums	195	187	8	4.3%
Card processing	590	470	120	25.5%
Other real estate owned	32	17	15	88.2%
Marketing and advertising	169	173	(4)	-2.3%
Other	1,500	1,499	1	0.1%
Total non-interest expense	$12,135	$11,219	$916	8.2%

Non-interest expense for the first quarter of 2016 increased $916,000 compared to the comparable period in 2015, primarily due to higher salaries and benefits of $0.7 million and various other expenses of $0.2 million, including expenses related to higher card processing costs. The increase in salaries and benefits is primarily due to annual salary increases, higher payroll tax and medical benefits, new hires related to the planned expansion of our leasing division, and variable compensation costs to support our balance sheet and income growth.

   Provision for Income Taxes. We recorded a tax provision of $2.9 million for the quarter ended March 31, 2016 compared to $2.5 million for the same period in 2015. The effective tax rate for the first quarter of 2016 was 35.5% compared to 34.0% in the first quarter of 2015. The tax rate in 2016 is higher than 2015 due primarily to a one-time tax credit of approximately $400,000 in 2015.

Financial Condition

Our total assets as of March 31, 2016 were $1.56 billion, basically flat compared to December 31, 2015. Our total loans held for investment as of March 31, 2016 were $1.07 billion, an increase of 2.1% from December 31, 2015. Total deposits as of March 31, 2016 were $1.32 billion, an increase of 1.2% compared to December 31, 2015.  We had approximately $25 million in Federal Home Loan Bank borrowings as of December 31, 2015, which was paid down as of March 31, 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Loans held for sale	$13,123	$17,947
Loans held for investment:
Commercial real estate loans:
Real estate term	584,046	577,804
Construction and land development	194,708	179,664
Total commercial real estate loans	778,754	757,468
Commercial and industrial	212,702	208,277
Consumer loans:
Residential and home equity	68,317	71,169
Consumer and other	14,223	14,945
Total consumer loans	82,540	86,114
Total loans held for investment	1,073,996	1,051,859
Net deferred loan fees	(3,850)	(3,884)
Allowance for loan losses	(15,723)	(15,557)
Loans held for investment, net	1,054,423	1,032,418
Total loans, net	$1,067,546	$1,050,365

	March 31,	December 31,
(Percentage of total loans held for investment)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	54.4%	54.9%
Construction and land development	18.1%	17.1%
Total commercial real estate loans	72.5%	72.0%
Commercial and industrial	19.8%	19.8%
Consumer loans:
Residential and home equity	6.4%	6.8%
Consumer and other	1.3%	1.4%
Total consumer loans	7.7%	8.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of March 31, 2016 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$62,603		$256,896	$264,547	$584,046	$181,165	$340,278
Construction and land development	169,121		21,450	4,137	194,708	13,398	12,189
Total commercial real estate loans	231,724		278,346	268,684	778,754	194,563	352,467
Commercial and industrial	91,401		94,861	26,440	212,702	87,100	34,201
Consumer loans:
Residential and home equity	11,235		25,371	31,711	68,317	10,561	46,521
Consumer and other	5,850		6,967	1,406	14,223	7,852	521
Total consumer loans	17,085		32,338	33,117	82,540	18,413	47,042
Total gross loans held for investment	$340,210	(1)	$405,545	$328,241	$1,073,996	$300,076	$433,710	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $774 million or 72.1% of total loans at March 31, 2016.

Concentrations. As of March 31, 2016, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 78.9% of total loans held for investment, of which commercial real estate represents 54.4%, 18.1% are construction and land development loans, and 6.4% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  We have been changing our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.1% as of December 31, 2011 to 19.8% as of March 31, 2016.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,922	$2,961
Construction and land development	71	56
Commercial and industrial	281	1,176
Residential and home equity	231	631
Consumer and other	—	88
Total non-accrual, not troubled-debt restructured loans	3,505	4,912
Troubled-debt restructured loans non-accrual
Real estate term	874	1,153
Construction and land development	784	1,329
Commercial and industrial	20	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,678	2,503
Total non-accrual loans (1)	5,183	7,415
Accruing loans past due 90 days or more	4	3
Total non-performing loans (NPL)	5,187	7,418
OREO	644	568
Total non-performing assets (NPA) (2)	$5,831	$7,986
Accruing troubled debt restructured loans	$6,715	$7,049
Non-accrual troubled debt restructured loans	1,678	2,503
Total troubled debt restructured loans	$8,393	$9,552
Selected ratios:
NPL to total loans	0.49%	0.72%
NPA to total assets	0.37%	0.51%
(1)

We estimate that approximately $93,000 and $453,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, had such loans performed pursuant to contractual terms.

(2)	As of March 31, 2016 and December 31, 2015, non-performing assets had not been reduced by U.S. government guarantees of $32,000 and $437,000, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $8.4 million and $9.6 million as of March 31, 2016 and December 31, 2015, respectively. Our TDR loans are considered impaired loans of which $1.7 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015
Balance, beginning of period	$568	$1,673
Additions	237	—
Write-downs	(53)	—
Sales	(108)	(75)
Balance, end of period	$644	$1,598

Allowance for Loan Losses

We maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the losses inherent in the loan portfolio. Our ALLL is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Allowance for loan losses:
Beginning balance	$15,557	$15,151
Loans charged off:
Real estate term	—	—
Construction and land development	—	—
Commercial and industrial	(72)	(15)
Residential and home equity	—	—
Consumer and other	(64)	(93)
Total	(136)	(108)
Recoveries:
Real estate term	4	5
Construction and land development	16	3
Commercial and industrial	37	71
Residential and home equity	4	5
Consumer and other	41	20
Total	102	104
Net loan charge off	(34)	(4)
Provision for loan losses	200	150
Ending balance	$15,723	$15,297
Gross loans including loans held for sale	$1,087,119	$976,030
Average loans	1,060,790	948,681
Non-performing loans	5,187	6,316
Selected ratios:
Net charge-offs to average loans	0.01%	0.00%
Provision for loan losses to average loans	0.08%	0.06%
Allowance for loan losses to loans outstanding at end of period	1.45%	1.57%

The decrease in ALLL as a percentage of total loans from 2015 to 2016 is attributable to overall improvement in the credit quality of the underlying loan portfolio.

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

Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are usually underwritten at a loan to value ratio of up to 75% with a minimum debt coverage ratio of 1.25 times.

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

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	March 31,	December 31,
(in thousands)	2016	2015
Commercial real estate loans:
Real estate term	$6,692	$6,783
Construction and land development	4,344	3,984
Total commercial real estate loans	11,036	10,767
Commercial and industrial	3,921	3,941
Consumer loans:
Residential and home equity	595	603
Consumer and other	171	246
Total consumer loans	766	849
Total	$15,723	$15,557

	March 31,	December 31,
(Percentage of total loans held for investment)	2016	2015
Commercial real estate loans:
Real estate term	54.4%	54.9%
Construction and land development	18.1%	17.1%
Total commercial real estate loans	72.5%	72.0%
Commercial and industrial	19.8%	19.8%
Consumer loans:
Residential and home equity	6.4%	6.8%
Consumer and other	1.3%	1.4%
Total consumer loans	7.7%	8.2%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $377.9 million as of March 31, 2016 and $398.6 million as of December 31, 2015. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of March 31, 2016, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Available for sale securities:
U.S. Government agencies	$96,680	$103,990
Municipal securities	35,777	37,730
Mortgage-backed securities	171,545	181,386
Corporate securities	9,639	9,630
Total	313,641	332,736
Held to maturity securities:
Municipal securities	62,040	63,650
Other securities	2,232	2,232
Total	64,272	65,882
Total investment securities	$377,913	$398,618

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of March 31, 2016:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$3,006	0.69%	$93,573	1.11%	$-	0.00%	$-	0.00%	$96,579	1.09%
Municipal securities	10,332	3.14%	16,656	4.27%	6,978	4.07%	987	3.64%	34,953	3.88%
Mortgage-backed securities	-	0.00%	3,246	1.56%	48,476	1.62%	118,690	1.98%	170,412	1.87%
Other securities	-	0.00%	3,000	1.62%	4,000	1.63%	3,000	4.00%	10,000	2.34%
Total	13,338	2.59%	116,475	1.59%	59,454	1.91%	122,677	2.04%	311,944	1.87%
Held to maturity securities:
Municipal securities	5,986	1.61%	42,571	2.29%	13,483	2.75%	-	0.00%	62,040	2.32%
Other securities	2,232	1.04%	-	0.00%	-	0.00%	-	0.00%	2,232	1.04%
Total	8,218	1.45%	42,571	2.29%	13,483	2.75%	-	0.00%	64,272	2.28%
Total investment securities	$21,556	2.15%	$159,046	1.77%	$72,937	2.06%	$122,677	2.04%	$376,216	1.94%

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

Deposits

Total deposits were $1.32 billion as of March 31, 2016 and $1.31 billion as of December 31, 2015. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits was $407.8 million, or 30.8% of total deposits as of March 31, 2016 compared to 31.2% as of December 31, 2015. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	March 31, 2016		December 31, 2015
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$389,120	0.00%	$379,468	0.00%
Interest bearing deposits:
Interest bearing demand and savings	581,846	0.28%	557,917	0.28%
Money market	147,289	0.26%	143,766	0.23%
Certificates of deposit under $100,000	97,821	0.35%	105,780	0.41%
Certificates of deposit $100,000 and over	75,862	0.72%	82,653	0.78%
Total interest bearing deposits	902,818	0.32%	890,116	0.33%
Total	$1,291,938		$1,269,584

Additionally, the following table shows the maturities of CDs of $100,000 or more:

March 31,
(in thousands)	2016
Due in three months or less	$13,539
Due in over three months through six months	9,178
Due in over six months through twelve months	20,156
Due in over twelve months	39,230
Total	$82,103

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of March 31, 2016, our shareholders’ equity totaled $215.4 million, an increase of $6.0 million or 2.9% since December 31, 2015. The increase in shareholders’ equity for the three month period ended March 31, 2016 was primarily due to net income of $5.2 million for the three month period ended March 31, 2016 less dividends declared of $1.2 million, and the increase of $1.4 million in accumulated other comprehensive income.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Quarterly dividends of $0.07 per share were declared during the first quarter of 2016 representing 23.7% of the net income for the three months ended March 31, 2016. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2016	2015	2015
Tier 1 leverage capital ratio	NA	13.85%	13.42%	11.63%
Tier 1 risk-based capital	8.00%	17.81%	17.76%	15.21%
Total risk-based capital	10.00%	19.08%	19.02%	16.32%
PUB and the Bank were well-capitalized as of March 31, 2016, December 31, 2015 and March 31, 2015 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of March 31, 2016:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$418,005	$287,336	$68,852	$15,813	$46,004
Standby letters of credit	33,204	33,204	-	-	-
Credit cards	26,191	26,191	-	-	-
Total	$477,400	$346,731	$68,852	$15,813	$46,004

Contractual Obligations

The following table sets forth our significant contractual obligations as of March 31, 2016:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$172,030	$96,860	$49,082	$23,692	$2,396
Deposits without stated maturity	1,152,286	1,152,286	-	-	-
Short-term borrowings	2,549	2,549	-	-	-
Total	$1,326,865	$1,251,695	$49,082	$23,692	$2,396

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $25.0 million. In addition, we have current borrowing lines with the FHLB, totaling $199.7 million as of March 31, 2016, which are secured by various real estate loans pledged as collateral totaling $322.1 million.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of March 31, 2016, we had approximately $335.5 million in net liquid assets comprised of $46.9 million in cash and cash equivalents, including interest bearing deposits of $20.4 million and federal funds sold of $5.5 million, $313.6 million in available-for-sale securities and $13.1 million in loans held for sale, less $38.2 million pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.85% as of March 31, 2016 compared to 29.91% as of December 31, 2015.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of March 31, 2016 we had outstanding loan commitments of $418.0 million and outstanding letters of credit of $33.2 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash used in financing activities for the quarter ended March 31, 2016 was $10.3 million, principally because we paid down approximately $25 million in outstanding borrowings from the FHLB during the quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2016 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 11,2015 pursuant to Rule 424(b).

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)