Form 10-Q
period 2016-06-30
People's Utah Bancorp
filed 2016-08-11
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Registrant’s common stock outstanding on July 31, 2016 was 17,756,784. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$21,092	$19,745
Interest bearing deposits	59,535	20,428
Federal funds sold	5,899	2,176
Total cash and cash equivalents	86,526	42,349
Investment securities:
Available-for-sale, at fair value	280,705	332,736
Held-to-maturity, at historical cost	61,437	65,882
Total investment securities	342,142	398,618
Non-marketable equity securities	1,827	2,244
Loans held for sale	11,915	17,947
Loans:
Loans held for investment	1,095,828	1,047,975
Less allowance for loan losses	(16,152)	(15,557)
Total loans held for investment, net	1,079,676	1,032,418
Premises and equipment, net	22,120	22,104
Accrued interest receivable	5,586	5,767
Deferred income tax assets	7,495	8,606
Other real estate owned	644	568
Bank-owned life insurance	19,448	19,170
Other assets	5,637	6,191
Total assets	$1,583,016	$1,555,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$429,995	$408,508
Interest bearing deposits	916,368	900,677
Total deposits	1,346,363	1,309,185
Short-term borrowings	2,855	27,204
Accrued interest payable	303	314
Other liabilities	13,048	9,871
Total liabilities	1,362,569	1,346,574
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,752,820 and 17,567,154 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	178	176
Additional paid-in capital	68,236	67,338
Retained earnings	150,568	142,223
Accumulated other comprehensive income (loss)	1,465	(329)
Total shareholders’ equity	220,447	209,408
Total liabilities and shareholders’ equity	$1,583,016	$1,555,982

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$16,420	$14,346	$32,271	$28,155
Interest and dividends on investments	1,489	1,297	3,092	2,747
Total interest income	17,909	15,643	35,363	30,902
Interest expense	698	740	1,452	1,500
Net interest income	17,211	14,903	33,911	29,402
Provision for loan losses	225	450	425	600
Net interest income after provision for loan losses	16,986	14,453	33,486	28,802
Non-interest income
Service charges on deposit accounts	531	614	1,044	1,257
Card processing	1,136	1,066	2,167	2,068
Mortgage banking	2,277	2,025	4,025	3,797
Other operating	454	438	925	1,165
Total non-interest income	4,398	4,143	8,161	8,287
Non-interest expense
Salaries and employee benefits	7,959	7,308	15,843	14,502
Occupancy, equipment and depreciation	1,076	955	2,064	1,945
Data processing	740	764	1,447	1,379
FDIC premiums	188	191	383	378
Card processing	549	534	1,139	1,004
Other real estate owned	5	40	37	57
Marketing and advertising	290	204	459	377
Other	1,593	1,487	3,163	3,060
Total non-interest expense	12,400	11,483	24,535	22,702
Income before income tax expense	8,984	7,113	17,112	14,387
Income tax expense	3,407	2,449	6,292	4,925
Net income	$5,577	$4,664	$10,820	$9,462
Earnings per common share:
Basic	$0.31	$0.31	$0.61	$0.63
Diluted	$0.31	$0.30	$0.60	$0.61
Weighted average common shares outstanding:
Basic	17,738,182	15,197,106	17,685,235	14,984,885
Diluted	18,173,034	15,684,499	18,148,713	15,493,816

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$5,577	$4,664	$10,820	$9,462
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	675	(1,331)	2,904	38
Tax effect	(258)	502	(1,110)	(16)
Unrealized holding gains (losses) on securities available for sale, net of tax	417	(829)	1,794	22
Total comprehensive income	$5,994	$3,835	$12,614	$9,484

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2016 and 2015

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2015	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	—	—	—	9,462	22	9,484
Cash dividends declared ($0.06 per share)	—	—	—	(887)	—	(887)
Share-based compensation	—	—	218	—	—	218
Issuance of common shares	2,657,000	27	34,870			34,897
Exercise of stock options	36,980	—	200	—	—	200
Balance as of June 30, 2015	17,452,101	$175	$66,425	$134,170	$801	$201,571
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	—	—	—	10,820	1,794	12,614
Cash dividends declared ($0.14 per share)	—	—	—	(2,475)	—	(2,475)
Share-based compensation	—	—	252	—	—	252
Exercise of stock options	185,666	2	646	—	—	648
Balance as of June 30, 2016	17,752,820	$178	$68,236	$150,568	$1,465	$220,447

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$10,820	$9,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	600
Depreciation and amortization	1,290	1,250
Net (gain) loss on sales of other real estate owned	28	(160)
Deferred income taxes	—	(533)
Net amortization of securities discounts and premiums	1,512	1,536
Other	250	701
Gain on sale of loans held for sale	(3,033)	(2,792)
Originations of loans held for sale	(123,895)	(117,106)
Proceeds from sale of loans held for sale	132,960	122,848
Net changes in:
Accrued interest receivable	181	(2,300)
Other assets	276	(85)
Accrued interest payable	(11)	(29)
Other liabilities	3,177	3,522
Net cash provided by operating activities	23,980	16,914
Cash flows from investing activities:
Net change in loans held for investment	(47,920)	(51,061)
Purchase of available-for-sale securities	(12,997)	(39,233)
Purchase of held-to-maturity securities	—	(9,960)
Proceeds from maturities/sales of available-for-sale securities	66,721	57,105
Proceeds from maturities of held-to-maturity securities	4,143	7,231
Purchase of premises and equipment	(1,302)	(2,375)
Proceeds from sale of other real estate owned, net of improvements	133	1,218
Purchase of non-marketable equity securities	(2,663)	—
Proceeds from sale of non-marketable equity securities	3,080	984
Net cash provided by (used in) investing activities	9,195	(36,091)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	21,487	60,896
Net increase in interest bearing deposits	15,691	14,661
Issuance of common shares	—	34,897
Proceeds related to exercise of stock options	648	200
Net change in short-term borrowings	(24,349)	838
Cash dividends paid	(2,475)	(2,953)
Net cash provided by financing activities	11,002	108,539
Net change in cash and cash equivalents	44,177	89,362
Cash and cash equivalents, beginning of period	42,349	47,702
Cash and cash equivalents, end of period	$86,526	$137,064
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,285	$1,380
Income taxes paid	5,610	$5,370
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$237	7
Unrealized gains on securities available for sale	$2,904	$37

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 which are included in the Company’s 2015 Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator
Net income	$5,577	$4,664	$10,820	$9,462
Denominator
Weighted-average number of common shares outstanding	17,738,182	15,197,106	17,685,235	14,984,885
Incremental shares assumed for stock options and RSUs	434,852	487,393	463,478	508,931
Weighted-average number of dilutive shares outstanding	18,173,034	15,684,499	18,148,713	15,493,816
Basic earnings per common share	$0.31	$0.31	$0.61	$0.63
Diluted earnings per common share	$0.31	$0.30	$0.60	$0.61

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 — Basis of Presentation – Continued

Impact of Recent Authoritative Accounting Guidance — The Financial Accountings Standard Board issued Accounting Standards Codification (“ASC”)  2016-13, Measurement of Credit Losses on Financial Instruments.  The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. While we expect this standard will have a material impact on the Company’s financial statements, we are still in the process of conducting our evaluation.  The standard will become effective for the Company in the first quarter of 2020.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2016
U.S. Government-sponsored securities	$79,713	$188	$(6)	$—	$79,895
Municipal securities	30,384	844	-	—	31,228
Mortgage-backed securities	10,000	-	(251)	(91)	9,658
Corporate securities	158,236	2,089	(59)	(342)	159,924
	$278,333	$3,121	$(316)	$(433)	$280,705
As of December 31, 2015
U.S. Government-sponsored securities	$104,591	$11	$(612)	$-	$103,990
Municipal securities	36,820	926	(7)	(9)	37,730
Mortgage-backed securities	181,857	940	(724)	(687)	181,386
Corporate securities	10,000	-	(253)	(117)	9,630
	$333,268	$1,877	$(1,596)	$(813)	$332,736

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2016
Municipal securities	$59,205	$623	$(9)	$(5)	$59,814
Certificates of deposit	2,232	4	—	—	2,236
	$61,437	$627	$(9)	$(5)	$62,050
As of December 31, 2015
Municipal securities	$63,650	$238	$(74)	$(2)	$63,812
Certificates of deposit	2,232	5	-	—	2,237
	$65,882	$243	$(74)	$(2)	$66,049

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at June 30, 2016, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$16,591	$16,680	$10,513	$10,528
After one year through five years	92,971	93,642	39,643	40,003
After five years through ten years	58,193	58,756	11,281	11,519
After ten years	110,578	111,627	—	—
	$278,333	$280,705	$61,437	$62,050

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of June 30, 2016 and December 31, 2015, the Company held 80 and 234 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	$592,253	$577,804
Construction and land development	212,937	179,664
Total commercial real estate loans	805,190	757,468
Commercial and industrial loans	208,563	208,277
Consumer loans:
Residential and home equity	71,768	71,169
Consumer and other	14,617	14,945
Total consumer loans	86,385	86,114
Total gross loans	1,100,138	1,051,859
Less:
Net deferred loan fees	(4,310)	(3,884)
Total loans held for investment	1,095,828	1,047,975
Less: allowance for loan losses	(16,152)	(15,557)
Total loans held for investment, net	$1,079,676	$1,032,418

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended June 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,692	$4,344	$3,921	$595	$171	$15,723
Additions: Provisions for loan losses	172	351	(224)	(44)	(30)	225
Deductions:
Gross loan charge-offs	—	—	—	—	(56)	(56)
Recoveries	5	30	71	77	77	260
Net loan charge-offs	5	30	71	77	21	204
Balance at end of period	$6,869	$4,725	$3,768	$628	$162	$16,152

	Three Months Ended June 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,564	$4,125	$4,682	$670	$256	$15,297
Additions: Provisions for loan losses	(443)	(61)	986	(20)	(12)	450
Deductions:
Gross loan charge-offs	(1)	(245)	(19)	—	(28)	(293)
Recoveries	64	33	45	42	17	201
Net loan charge-offs	63	(212)	26	42	(11)	(92)
Balance at end of period	$5,184	$3,852	$5,694	$692	$233	$15,655

	Six Months Ended June 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	77	695	(209)	(56)	(82)	425
Deductions:
Gross loan charge-offs	—	—	(72)	—	(120)	(192)
Recoveries	9	46	108	81	118	362
Net loan charge-offs	9	46	36	81	(2)	170
Balance at end of period	$6,869	$4,725	$3,768	$628	$162	$16,152

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Six Months Ended June 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	(65)	(364)	1,004	(26)	51	600
Deductions:
Gross loan charge-offs	(1)	(245)	(34)	—	(121)	(401)
Recoveries	69	36	116	47	37	305
Net loan charge-offs	68	(209)	82	47	(84)	(96)
Balance at end of period	$5,184	$3,852	$5,694	$692	$233	$15,655

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,134	$2,961
Construction and land development	364	56
Commercial and industrial	838	1,176
Residential and home equity	448	631
Consumer and other	7	88
Total non-accrual loans, not troubled debt restructured	3,791	4,912
Troubled debt restructured loans, non-accrual:
Real estate term	849	1,153
Construction and land development	709	1,329
Commercial and industrial	19	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,577	2,503
Total non-accrual loans	$5,368	$7,415

Troubled debt restructured loans are summarized as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Accruing troubled debt restructured loans	$6,127	$7,049
Non-accrual troubled debt restructured loans	1,577	2,503
Total troubled debt restructured loans	$7,704	$9,552

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2016
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$588,384	$886	$—	$2,983	$3,869	$592,253
Construction and land development	211,425	439	—	1,073	1,512	212,937
Total commercial real estate	799,809	1,325	—	4,056	5,381	805,190
Commercial and industrial	207,144	562	—	857	1,419	208,563
Consumer:
Residential and home equity	71,185	135	—	448	583	71,768
Consumer and other	14,335	260	15	7	282	14,617
Total consumer	85,520	395	15	455	865	86,385
Total gross loans	$1,092,473	$2,282	$15	$5,368	$7,665	$1,100,138

	December 31, 2015
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$567,886	$5,804	$—	$4,114	$9,918	$577,804
Construction and land development	170,495	7,784	—	1,385	9,169	179,664
Total commercial real estate	738,381	13,588	—	5,499	19,087	757,468
Commercial and industrial	205,765	1,315	—	1,197	2,512	208,277
Consumer:
Residential and home equity	69,950	588	—	631	1,219	71,169
Consumer and other	14,596	258	3	88	349	14,945
Total consumer	84,546	846	3	719	1,568	86,114
Total gross loans	$1,028,692	$15,749	$3	$7,415	$23,167	$1,051,859

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2016
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$568,323	$15,842	$8,088	$592,253	$6,869
Construction and land development	206,947	2,617	3,373	212,937	4,725
Total commercial real estate	775,270	18,459	11,461	805,190	11,594
Commercial and industrial	200,441	986	7,136	208,563	3,768
Consumer loans:
Residential and home equity	67,771	2,045	1,952	71,768	628
Consumer and other	14,506	13	98	14,617	162
Total consumer	82,277	2,058	2,050	86,385	790
Total	$1,057,988	$21,503	$20,647	$1,100,138	$16,152

	December 31, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$551,001	$16,326	$10,477	$577,804	$6,783
Construction and land development	172,368	2,934	4,362	179,664	3,984
Total commercial real estate	723,369	19,260	14,839	757,468	10,767
Commercial and industrial	195,611	5,626	7,040	208,277	3,941
Consumer loans:
Residential and home equity	67,088	1,666	2,415	71,169	603
Consumer and other	14,816	36	93	14,945	246
Total consumer	81,904	1,702	2,508	86,114	849
Total	$1,000,884	$26,588	$24,387	$1,051,859	$15,557
The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	June 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$275	$67	$818	$75	$-	$1,235
Collectively evaluated for impairment	6,594	4,658	2,950	553	162	14,917
Total	$6,869	$4,725	$3,768	$628	$162	$16,152
Outstanding loan balances:
Individually evaluated for impairment	$7,986	$3,509	$7,477	$1,509	$15	$20,496
Collectively evaluated for impairment	584,267	209,428	201,086	70,259	14,602	1,079,642
Total gross loans	$592,253	$212,937	$208,563	$71,768	$14,617	$1,100,138

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$283	$67	$1,078	$79	$15	$1,522
Collectively evaluated for impairment	6,500	3,917	2,863	524	231	14,035
Total	$6,783	$3,984	$3,941	$603	$246	$15,557
Outstanding loan balances:
Individually evaluated for impairment	$10,225	$4,219	$7,009	$2,451	$15	$23,919
Collectively evaluated for impairment	567,579	175,445	201,268	68,718	14,930	1,027,940
Total gross loans	$577,804	$179,664	$208,277	$71,169	$14,945	$1,051,859

Information on impaired loans is summarized as follows:

	June 30, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$8,164	$5,084	$2,902	$7,986	$275
Construction and land development	5,353	3,298	211	3,509	67
Total commercial real estate	13,517	8,382	3,113	11,495	342
Commercial and industrial	7,890	3,825	3,652	7,477	818
Consumer loans:
Residential and home equity	1,573	1,103	406	1,509	75
Consumer and other	15	15	-	15	-
Total consumer	1,588	1,118	406	1,524	75
Total	$22,995	$13,325	$7,171	$20,496	$1,235

	December 31, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$10,430	$7,266	$2,959	$10,225	$283
Construction and land development	6,055	4,007	212	4,219	67
Total commercial real estate	16,485	11,273	3,171	14,444	350
Commercial and industrial	7,562	3,510	3,499	7,009	1,078
Consumer loans:
Residential and home equity	2,514	2,019	432	2,451	79
Consumer and other	58	15	-	15	15
Total consumer	2,572	2,034	432	2,466	94
Total	$26,619	$16,817	$7,102	$23,919	$1,522

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$8,416	$74	$11,616	$109
Construction and land development	3,767	47	5,526	66
Total commercial real estate	12,183	121	17,142	175
Commercial and industrial	7,934	97	4,886	48
Consumer loans:
Residential and home equity	1,794	12	3,358	40
Consumer and other	15	-	33	-
Total consumer	1,809	12	3,391	40
Total	$21,926	$230	$25,419	$263

	Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$9,106	$153	$12,479	$215
Construction and land development	3,865	102	5,271	146
Total commercial real estate	12,971	255	17,750	361
Commercial and industrial	7,243	185	4,994	92
Consumer loans:
Residential and home equity	1,980	34	3,362	69
Consumer and other	15	-	32	1
Total consumer	1,995	34	3,394	70
Total	$22,209	$474	$26,138	$523

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $322,000 and $48,000 as of June 30, 2016 and December 31, 2015, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $544,000 as of June 30, 2016.  Deposits held by affiliates were $9.8 million and $7.9 million as of June 30, 2016 and December 31, 2015, respectively.

Note 4 — Income Taxes

Income tax expense was $6.3 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was 36.8% and 34.2% for the six months ended June 30, 2016 and 2015, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Commitments to extend credit, including unsecured commitments of $13,093 and $12,869 as of June 30, 2016 and December 31, 2015, respectively	$437,558	$382,928
Stand-by letters of credit and bond commitments, including unsecured commitments of $3,321 and $1,391 as of June 30, 2016 and December 31, 2015, respectively	35,767	36,333
Unused credit card lines, all unsecured	26,430	25,512

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

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.42% at December 31, 2015 to 14.0% as of June 30, 2016. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of June 30, 2016 and December 31, 2015 were $8.1 million and $8.7 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the six months ended June 30, 2016, the Company granted options for the purchase of 73,844 common shares, which have a weighted average exercise price of $15.51 per share and a weighted average fair value as of the date of grant of $2.25 per share. The options generally vest over periods from one to three years. The Company recorded share-based compensation expense of $252,000 and $218,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Fair valued on a recurring basis:
Investment securities available for sale	$6,024	$274,681	$—	$280,705
Fair valued on a non-recurring basis:
Impaired loans	—	5,936	—	5,936
Other real estate owned	—	407	—	407

As of December 31, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,017	$330,719	$—	$332,736
Fair valued on a non-recurring basis:
Impaired loans	—	5,580	—	5,580
Other real estate owned	—	460	—	460

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

The fair values of financial assets and liabilities as of June 30, 2016 were not presented because the assumptions used to estimate fair values have not changed significantly from those used at December 31, 2015.

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of June 30, 2016 and December 31, 2015 were insignificant.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) our plans to originate direct equipment leasing nationwide through our GrowthFunding Equipment Finance division, and (ii) our plans to open new branches in the latter half of 2016 and the first quarter of 2017.  Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have three divisions in our wholly-owned subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”). We have 18 banking locations operating through two banking divisions, dba, BAF and LSB, which began offering banking services in 1913 and 1905, respectively.  Our third division is GrowthFunding Equipment Finance, an equipment leasing operation which originates direct equipment leasing products to businesses nationwide and to our banking customers.  In the past we have acquired rental streams of payments from third-party leasing companies. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small and medium-sized businesses that require highly personalized commercial banking products and services.

We believe our growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplish through a combination of competitive pricing for local deposits coupled with expansion of our branch system. We plan to open two new branches, one in the latter half of 2016 and the other branch in the second quarter of 2017.

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

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
	June 30,	June 30,
(Dollars in thousands except per share amounts)	2016	2015
Net income	$10,820	$9,462
Basic earnings per share	0.61	0.63
Diluted earnings per share	0.60	0.61
Total assets	1,583,016	1,488,859
Total loans, net	1,091,591	985,089
Total deposits	1,346,363	1,274,790
Net interest margin	4.63%	4.43%
Efficiency ratio	58.32%	60.24%
Return on average assets	1.40%	1.36%
Return on average equity	10.07%	11.46%
Average equity to average assets	13.89%	11.83%
Non-performing assets to total assets	0.38%	0.62%
Liquidity ratio (1)	28.81%	32.09%
Dividend Payout Ratio (2)	23.00%	9.40%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $36.1 million and $38.2 million at June 30, 2016 and 2015, respectively.

(2)	The dividend payout ratio is dividends declared divided by net income for the period. During the year-to-date period in 2015 only one quarterly dividend was declared.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the six months ended June 30, 2016 increased 14.4% to $10.8 million from $9.5 million for the comparable period in 2015. Net income for the six months ended June 30, 2016 increased primarily due to an increase to net loans from loan growth, a higher net interest margin, a lower loan loss provision, an increase in non-interest income, and offset by an increase in operating expenses and income tax expense. Basic earnings per share, or EPS, was $0.61 for the six months ended June 30, 2016 compared to $0.63 for the comparable period in 2015. Diluted EPS was $0.60 per share for the six months ended June 30, 2016 compared to $0.61 per share for the comparable period in 2015. Earnings per share was impacted by a 2.7 million or 18.0% increase in weighted average shares resulting from our initial public offering (“IPO”) in June 2015.  Our ROE decreased to 10.07% for the six months ended June 30, 2016 compared to 11.46% for the comparable period in 2015 due primarily from the additional equity of $34.9 million from our IPO. Future returns on average equity may be impacted by the additional equity from the IPO.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the six months ended June 30, 2016 our ROA increased to 1.40% compared to 1.36% for the six months ended June 30, 2015. The increase in ROA is a result of improved operating results as discussed thoughout this Management’s Discussion & Analysis.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Due to improving asset quality, non-performing assets as a percentage of total assets were 0.38% as of June 30, 2016 compared to 0.62% as of June 30, 2015. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning balances. As of June 30, 2016 compared to June 30, 2015, total assets grew 6.3%, total net loans increased by 10.8% and interest-earning cash equivalents combined with investment securities declined by 5.8%. Loan growth in 2016 came primarily from the increased level of real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from our IPO. We plan to utilize the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  Our average equity to average assets ratio as of June 30, 2016 was 13.89% compared to 11.83% as of June 30, 2015. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.81% as of June 30, 2016, compared to 32.09% as of June 30, 2015.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the six months ended June 30, 2016 and 2015, our net interest margin was 4.63% and 4.43%, respectively. The improvement in net interest margin is attributable primarily to a higher loan volume which contributed to a higher percentage of loans in our earning asset mix, higher loan yields and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 58.32% for the six months ended June 30, as compared to 60.24% for the six months ended June 30, 2015.

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

	Three Months Ended
	June 30, 2016			June 30, 2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$20,952	$20	0.38%	$53,436	$38	0.29%
Securities: (1)
Taxable securities	271,850	1,047	1.55%	235,488	867	1.48%
Non-taxable securities (2)	90,428	646	2.87%	77,852	678	3.49%
Loans (3) (4)	1,096,584	16,421	6.02%	977,277	14,346	5.89%
Non-marketable equity securities	2,065	2	0.39%	2,301	1	0.17%
Total interest earning assets	1,481,879	$18,136	4.92%	1,346,354	$15,930	4.75%
Allowance for loan losses	(15,873)			(15,339)
Non-interest earning assets	97,503			93,301
Total average assets	$1,563,509			$1,424,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$591,976	$415	0.28%	$555,401	$385	0.28%
Money market accounts	144,747	83	0.23%	138,153	78	0.23%
Certificates of deposit, under $100,000	96,545	76	0.32%	108,148	110	0.41%
Certificates of deposit, $100,000 and over	75,228	123	0.66%	84,089	166	0.79%
Total interest bearing deposits	908,496	697	0.31%	885,791	739	0.33%
Short-term borrowings	9,651	1	0.04%	2,271	1	0.18%
Total interest bearing liabilities	918,147	$698	0.31%	888,062	$740	0.33%
Other non-interest bearing liabilities	426,657			364,355
Shareholders’ equity	218,705			171,899
Total average liabilities and shareholders’ equity	$1,563,509			$1,424,316
Net interest income (tax-equivalent)		$17,438			$15,190
Interest rate spread (tax-equivalent)			4.61%			4.42%
Net interest margin (tax-equivalent) (5)			4.73%			4.53%
(1)	Excludes average unrealized gains of $1.5 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $226,000 and $286,000 for the three months ended June 30, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $1.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $5.3 million and $7.4 million for the three months ended June 30, 2016 and 2015, respectively, which are included in non-interest earning assets.

(5)	Net interest margin is computed by dividing net interest income (tax-equivalent) by average interest earning assets.

	Six Months Ended
	June 30, 2016			June 30, 2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$18,400	$38	0.42%	$53,672	$65	0.24%
Securities: (1)
Taxable securities	281,738	2,186	1.56%	241,419	1,890	1.58%
Non-taxable securities (2)	92,923	1,328	2.87%	77,277	1,216	3.17%
Loans (3) (4)	1,078,687	32,272	6.02%	963,058	28,155	5.90%
Non-marketable equity securities	2,401	4	0.34%	2,460	2	0.16%
Total interest earning assets	1,474,149	$35,828	4.89%	1,337,886	$31,328	4.72%
Allowance for loan losses	(15,733)			(15,290)
Non-interest earning assets	96,811			85,192
Total average assets	$1,555,227			$1,407,788
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$586,911	$818	0.28%	$548,372	$758	0.28%
Money market accounts	146,018	177	0.24%	139,372	157	0.23%
Certificates of deposit, under $100,000	97,183	161	0.33%	109,697	234	0.43%
Certificates of deposit, $100,000 and over	75,545	258	0.69%	86,155	349	0.82%
Total interest bearing deposits	905,657	1,414	0.31%	883,596	1,498	0.34%
Short-term borrowings	20,507	38	0.37%	1,978	2	0.20%
Total interest bearing liabilities	926,164	$1,452	0.32%	885,574	$1,500	0.34%
Other non-interest bearing liabilities	412,989			355,689
Shareholders’ equity	216,074			166,525
Total average liabilities and shareholders’ equity	$1,555,227			$1,407,788
Net interest income (tax-equivalent)		$34,376			$29,828
Interest rate spread (tax-equivalent)			4.57%			4.38%
Net interest margin (tax-equivalent) (5)			4.69%			4.50%

(1)	Excludes average unrealized gains of $1.1million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $464,000 and $426,000 for the six months ended June 30, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $2.8 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $5.8 million and $7.2 million for the six months ended June 30, 2016 and 2015, respectively, which are included in non-interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(27)	$9	$(18)	$(57)	$30	$(27)
Taxable securities	130	50	180	313	(17)	296
Non-taxable securities (1)	100	(132)	(32)	231	(119)	112
Loans	1,782	293	2,075	3,447	670	4,117
Federal Home Loan Bank stock	-	1	1	-	2	2
Total interest income (tax-equivalent)	1,985	221	2,206	3,934	566	4,500
Interest expense:
Demand and savings accounts	26	4	30	54	6	60
Money market accounts	4	1	5	8	12	20
Certificates of deposit, under $100,000	(11)	(23)	(34)	(25)	(48)	(73)
Certificates of deposit, $100,000 and over	(16)	(27)	(43)	(40)	(51)	(91)
Short-term borrowings	1	(1)	-	33	3	36
Total interest expense	4	(46)	(42)	30	(78)	(48)
Net interest income (tax-equivalent)	$1,981	$267	$2,248	$3,904	$644	$4,548
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $2.2 million for the three months ended June 30, 2016 compared to same period in 2015. The increase in interest income was primarily driven by increased organic loan volumes. Additional increases in interest income from slightly higher loan yields were offset by lower average rates on investment securities. Additionally, interest expense also decreased for the three months ended June 30, 2016 compared to the same period in 2015 due principally to lower deposit interest rates.

Net interest income (tax-equivalent) increased $4.5 million for the six months ended June 30, 2016 compared to same period in 2015. The increase in interest income was primarily driven by increased organic loan volumes. Additional increases in interest income from slightly higher loan yields were offset by lower average rates on investment securities. Additionally, interest expense also decreased for the six months ended June 30, 2016 compared to the same period in 2015 due primarily from lower deposit interest rates.

Financial Overview for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$17,909	$15,643	$2,266	14.5%
Interest expense	698	740	(42)	-5.7%
Net interest income	17,211	14,903	2,308	15.5%
Provision for loan losses	225	450	(225)	-50.0%
Net interest income after provision for loan losses	16,986	14,453	2,533	17.5%
Non-interest income	4,398	4,143	255	6.2%
Non-interest expense	12,400	11,483	917	8.0%
Income before income tax expense	8,984	7,113	1,871	26.3%
Income tax expense	3,407	2,449	958	39.1%
Net income	$5,577	$4,664	$913	19.6%

Net Income. Our net income grew by $913,000 or 19.6% to $5.6 million for the quarter ended June 30, 2016 as compared to $4.7 million for the same quarter in 2015. This was attributable principally to an increase in net interest income of $2.3 million, a lower loan loss provision of $225,000, higher non-interest income of $255,000, and offset by an increase of $917,000 in non-interest expenses and $958,000 of higher income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended June 30, 2016 compared to the same quarter in 2015 was primarily driven by interest earned on a higher volume in average loans attributable to organic growth. An increase in interest income from slightly higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the quarter ended June 30, 2016 decreased from the same period in 2015 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.92% for the quarter ended June 30, 2016 compared to 4.75% for the comparable quarter in 2015.  The cost of funding our earning assets declined in the quarter ended June 30, 2016 to 0.31% from 0.33% in the comparable quarter in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended June 30, 2016 and 2015 was $225,000 and $450,000, respectively. We have experienced improving credit quality in our loan portfolio and experienced a net recovery of $204,000 compared to net charge-offs of $92,000 in the comparable quarter in 2015. The provision for loan losses in both periods was primarily due to relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$531	$614	$(83)	-13.5%
Card processing	1,136	1,066	70	6.6%
Mortgage banking	2,277	2,025	252	12.4%
Other operating	454	438	16	3.7%
Total non-interest income	$4,398	$4,143	$255	6.2%

The increase in total non-interest income during the quarter ended June 30, 2016 compared to the same quarter in 2015 was primarily influenced by higher mortgage banking income from higher mortgage volumes, offset by lower service charges on deposit accounts primarily due to reduced volume of processed and returned items in the second quarter of 2016.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$7,959	$7,308	$651	8.9%
Occupancy, equipment and depreciation	1,076	955	121	12.7%
Data processing	740	764	(24)	-3.1%
FDIC premiums	188	191	(3)	-1.6%
Card processing	549	534	15	2.8%
Other real estate owned	5	40	(35)	-87.5%
Marketing and advertising	290	204	86	42.2%
Other	1,593	1,487	106	7.1%
Total non-interest expense	$12,400	$11,483	$917	8.0%

Non-interest expense for the second quarter of 2016 increased $917,000 compared to the comparable period in 2015, primarily due to higher salaries and benefits of $0.7 million and various other expenses of $0.2 million, including expenses related to higher occupancy, marketing and other costs. The increase in salaries and benefits is primarily due to annual salary increases, higher payroll tax and medical benefits, new hires related to the expansion of our leasing division, and variable compensation costs to support our balance sheet and income growth.

   Provision for Income Taxes. We recorded a tax provision of $3.4 million for the second quarter ended June 30, 2016 compared to $2.4 million for the same period in 2015. The effective tax rate for the second quarter of 2016 was 37.9% compared to 34.4% in the second quarter of 2015. The tax rate in 2016 is higher than 2015 due primarily to a one-time tax credit of approximately $400,000 in 2015 and due to adjustments in the expected recoverability of certain tax credits in 2016.

Financial Overview for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$35,363	$30,902	$4,461	14.4%
Interest expense	1,452	1,500	(48)	-3.2%
Net interest income	33,911	29,402	4,509	15.3%
Provision for loan losses	425	600	(175)	-29.2%
Net interest income after provision for loan losses	33,486	28,802	4,684	16.3%
Non-interest income	8,161	8,287	(126)	-1.5%
Non-interest expense	24,535	22,702	1,833	8.1%
Income before income tax expense	17,112	14,387	2,725	18.9%
Income tax expense	6,292	4,925	1,367	27.8%
Net income	$10,820	$9,462	$1,358	14.4%

Net Income. Our net income grew by $1.4 million or 14.4% to $10.8 million for the six months ended June 30, 2016 as compared to $9.5 million for the same period in 2015. This was attributable principally to an increase in net interest income of $4.5 million, a lower loan loss provision expense of $175,000, offset by a decline in non-interest income of $126,000, an increase of $1.8 million in non-interest expenses and $1.4 million of higher income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily driven by interest earned on a higher volume in average loans attributable to internal growth, which contributed to a higher mix of loans in our earning assets portfolio. An increase in interest income from higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the six months ended June 30, 2016 declined from the same period in 2015 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.89% for the six months ended June 30, 2016 compared to 4.72% for the comparable quarter in 2015.  The cost of funding our earning assets declined in the six months ended June 30, 2016 to

0.32% from 0.34% in the comparable period in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended June 30, 2016 and 2015 was $425,000 and $600,000, respectively. We have experienced improving credit quality in our loan portfolio and experienced a net recovery of $170,000 in the six months ended June 30, 2016 compared to net charge-offs of $96,000 in the comparable period in 2015. The provision for loan losses in both periods was primarily due to relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,044	$1,257	$(213)	-16.9%
Card processing	2,167	2,068	99	4.8%
Mortgage banking	4,025	3,797	228	6.0%
Other operating	925	1,165	(240)	-20.6%
Total non-interest income	$8,161	$8,287	$(126)	-1.5%

The increase in total non-interest income during the six months ended June 30, 2016 compared to the same period in 2015 was primarily influenced by higher mortgage banking income from higher mortgage volumes, offset by lower service charges on deposit accounts primarily due to reduced volume of processed and returned items in the six month period ended 2016.  The six months ended June 30, 2015 included a gain of approximately $330,000 on the sale of other foreclosed assets during the period.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$15,843	$14,502	$1,341	9.2%
Occupancy, equipment and depreciation	2,064	1,945	119	6.1%
Data processing	1,447	1,379	68	4.9%
FDIC premiums	383	378	5	1.3%
Card processing	1,139	1,004	135	13.4%
Other real estate owned	37	57	(20)	-35.1%
Marketing and advertising	459	377	82	21.8%
Other	3,163	3,060	103	3.4%
Total non-interest expense	$24,535	$22,702	$1,833	8.1%
Non-interest expense for the six months ended 2016 increased $1.8 million compared to the comparable period in 2015, primarily due to higher salaries and benefits of $1.3 million and various other expenses of $0.5 million, including expenses related primarily to higher occupancy, card processing, marketing and other expenses. The increase in salaries and benefits is primarily due to annual salary increases, higher payroll tax and medical benefits, new hires related to the expansion of our leasing division, and variable compensation costs to support our balance sheet and income growth.

   Provision for Income Taxes. We recorded a tax provision of $6.3 million for the six months ended June 30, 2016 compared to $4.9 million for the same period in 2015. The effective tax rate for the six months of 2016 was 36.8% compared to 34.2% in the comparable period of 2015. The tax rate in 2016 is higher than 2015 due primarily to a one-time tax credit of approximately $400,000 in 2015 and due to adjustments in the expected recoverability of certain tax credits in 2016.

Financial Condition

Our total assets as of June 30, 2016 were $1.58 billion, a 1.7% increase compared to December 31, 2015. Our total loans held for investment as of June 30, 2016 were $1.10 billion, an increase of 4.6% from December 31, 2015. Total deposits as of June 30, 2016 were $1.35 billion, an increase of 2.8% compared to December 31, 2015.  We had approximately $25 million in Federal Home Loan Bank borrowings as of December 31, 2015, which was paid down as of June 30, 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Loans held for sale	$11,915	$17,947
Loans held for investment:
Commercial real estate loans:
Real estate term	592,253	577,804
Construction and land development	212,937	179,664
Total commercial real estate loans	805,190	757,468
Commercial and industrial	208,563	208,277
Consumer loans:
Residential and home equity	71,768	71,169
Consumer and other	14,617	14,945
Total consumer loans	86,385	86,114
Total loans held for investment	1,100,138	1,051,859
Net deferred loan fees	(4,310)	(3,884)
Allowance for loan losses	(16,152)	(15,557)
Loans held for investment, net	1,079,676	1,032,418
Total loans, net	$1,091,591	$1,050,365

	June 30,	December 31,
(Percentage of total loans held for investment)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	53.8%	54.9%
Construction and land development	19.4%	17.1%
Total commercial real estate loans	73.2%	72.0%
Commercial and industrial	19.0%	19.8%
Consumer loans:
Residential and home equity	6.5%	6.8%
Consumer and other	1.3%	1.4%
Total consumer loans	7.8%	8.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of June 30, 2016 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$61,408		$247,045	$283,800	$592,253	$176,460	$354,385
Construction and land development	189,432		19,533	3,972	212,937	15,897	7,608
Total commercial real estate loans	250,840		266,578	287,772	805,190	192,357	361,993
Commercial and industrial	90,191		93,694	24,678	208,563	82,358	36,014
Consumer loans:
Residential and home equity	12,927		22,938	35,903	71,768	9,893	48,948
Consumer and other	6,131		6,981	1,505	14,617	7,976	510
Total consumer loans	19,058		29,919	37,408	86,385	17,869	49,458
Total gross loans held for investment	$360,089	(1)	$390,191	$349,858	$1,100,138	$292,584	$447,465	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $808 million or 73.4% of total loans at June 30, 2016.

Concentrations. As of June 30, 2016, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 79.7% of total loans held for investment, of which commercial real estate represents 53.8%, 19.4% are construction and land development loans, and 6.5% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Although our concentration in commercial and industrial loans has decreased to 19.0% as of June 30, 2016 from 19.8% as of December 31, 2015, we have been changing our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.1% as of December 31, 2011.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,134	$2,961
Construction and land development	364	56
Commercial and industrial	838	1,176
Residential and home equity	448	631
Consumer and other	7	88
Total non-accrual, not troubled-debt restructured loans	3,791	4,912
Troubled-debt restructured loans non-accrual
Real estate term	849	1,153
Construction and land development	709	1,329
Commercial and industrial	19	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,577	2,503
Total non-accrual loans (1)	5,368	7,415
Accruing loans past due 90 days or more	15	3
Total non-performing loans (NPL)	5,383	7,418
OREO	644	568
Total non-performing assets (NPA) (2)	$6,027	$7,986
Accruing troubled debt restructured loans	$6,127	$7,049
Non-accrual troubled debt restructured loans	1,577	2,503
Total troubled debt restructured loans	$7,704	$9,552
Selected ratios:
NPL to total loans	0.50%	0.72%
NPA to total assets	0.38%	0.51%
(1)

We estimate that approximately $190,000 and $453,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, had such loans performed pursuant to contractual terms.

(2)

As of December 31, 2015, non-performing assets had not been reduced by U.S. government guarantees of $437,000.  There were no U.S. government guarantees related to non-performing assets as of June 30, 2016.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $7.7 million and $9.6 million as of June 30, 2016 and December 31, 2015, respectively. Our TDR loans are considered impaired loans of which $1.6 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2015
Balance, beginning of period	$568	$1,673
Additions	237	7
Write-downs	(53)	—
Sales	(108)	(1,065)
Balance, end of period	$644	$615

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance for loan losses:
Beginning balance	$15,723	$15,297	$15,557	$15,151
Loans charged off:
Real estate term	—	(1)	—	(1)
Construction and land development	—	(245)	—	(245)
Commercial and industrial	—	(19)	(72)	(34)
Residential and home equity	—	—	—	—
Consumer and other	(56)	(28)	(120)	(121)
Total	(56)	(293)	(192)	(401)
Recoveries:
Real estate term	5	64	9	69
Construction and land development	30	33	46	36
Commercial and industrial	71	45	108	116
Residential and home equity	77	42	81	47
Consumer and other	77	17	118	37
Total	260	201	362	305
Net loan recoveries (charge offs )	204	(92)	170	(96)
Provision for loan losses	225	450	425	600
Ending balance	$16,152	$15,655	$16,152	$15,655
Gross loans including loans held for sale	$1,112,053	$1,004,366	$1,112,053	$1,004,366
Average loans	1,096,584	977,277	1,078,687	963,058
Non-performing loans	5,383	8,675	5,383	8,675
Selected ratios:
Net charge-offs (recoveries) to average loans	-0.07%	0.04%	-0.03%	0.02%
Provision for loan losses to average loans	0.08%	0.18%	0.08%	0.13%
Allowance for loan losses to loans outstanding at end of period	1.45%	1.56%	1.45%	1.56%

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

Our loan portfolio does not include any significant concentrations in oil and gas related businesses.

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

The following table indicates management’s allocation of the ALLL and the percent of loans in each category to total loans as of each of the following dates:

	June 30,	December 31,
(in thousands)	2016	2015
Commercial real estate loans:
Real estate term	$6,869	$6,783
Construction and land development	4,725	3,984
Total commercial real estate loans	11,594	10,767
Commercial and industrial	3,768	3,941
Consumer loans:
Residential and home equity	628	603
Consumer and other	162	246
Total consumer loans	790	849
Total	$16,152	$15,557

	June 30,	December 31,
(Percentage of total loans held for investment)	2016	2015
Commercial real estate loans:
Real estate term	53.8%	54.9%
Construction and land development	19.4%	17.1%
Total commercial real estate loans	73.2%	72.0%
Commercial and industrial	19.0%	19.8%
Consumer loans:
Residential and home equity	6.5%	6.8%
Consumer and other	1.3%	1.4%
Total consumer loans	7.8%	8.2%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $342.1 million as of June 30, 2016 and $398.6 million as of December 31, 2015. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of June 30, 2016, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Available for sale securities:
U.S. Government agencies	$79,895	$103,990
Municipal securities	31,228	37,730
Mortgage-backed securities	159,924	181,386
Corporate securities	9,658	9,630
Total	280,705	332,736
Held to maturity securities:
Municipal securities	59,205	63,650
Other securities	2,232	2,232
Total	61,437	65,882
Total investment securities	$342,142	$398,618

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2016:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$6,034	0.72%	$73,679	1.09%	$-	0.00%	$-	0.00%	$79,713	1.06%
Municipal securities	10,556	3.49%	13,292	4.21%	5,549	3.92%	987	3.64%	30,384	3.89%
Mortgage-backed securities	-	0.00%	3,000	1.60%	48,644	1.58%	106,592	1.87%	158,236	1.78%
Other securities	-	0.00%	3,000	1.64%	4,000	1.64%	3,000	4.00%	10,000	2.35%
Total	16,590	2.48%	92,971	1.57%	58,193	1.81%	110,579	1.95%	278,333	1.82%
Held to maturity securities:
Municipal securities	8,281	2.38%	39,643	2.34%	11,281	2.76%	-	0.00%	59,205	2.43%
Other securities	2,232	1.04%	-	0.00%	-	0.00%	-	0.00%	2,232	1.04%
Total	10,513	2.10%	39,643	2.34%	11,281	2.76%	-	0.00%	61,437	2.38%
Total investment securities	$27,103	2.33%	$132,614	1.80%	$69,474	1.96%	$110,579	1.95%	$339,770	1.92%

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

Deposits

Total deposits were $1.35 billion as of June 30, 2016 and $1.31 billion as of December 31, 2015. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits were $430.0 million, or 31.9% of total deposits as of June 30, 2016 compared to 31.2% as of December 31, 2015. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	June 30, 2016		December 31, 2015
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$412,989		$379,468	0.00%
Interest bearing deposits:
Interest bearing demand and savings	586,911	0.28%	557,917	0.28%
Money market	146,018	0.24%	143,766	0.23%
Certificates of deposit under $100,000	97,183	0.33%	105,780	0.41%
Certificates of deposit $100,000 and over	75,545	0.69%	82,653	0.78%
Total interest bearing deposits	905,657	0.31%	890,116	0.33%
Total	$1,318,646		$1,269,584

Additionally, the following table shows the maturities of CDs of $100,000 or more:

June 30,
(in thousands)	2016
Due in three months or less	$12,193
Due in over three months through six months	10,434
Due in over six months through twelve months	22,502
Due in over twelve months	36,676
Total	$81,805

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of June 30, 2016, our shareholders’ equity totaled $220.4 million, an increase of $11.0 million or 5.3% since December 31, 2015. The increase in shareholders’ equity for the six month period ended June 30, 2016 was primarily due to net income of $10.8 million for the period less dividends declared of $2.5 million, and the increase of $1.8 million in accumulated other comprehensive income.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Dividends of $0.14 per share were declared during the six months ended June 30, 2016 representing 23.0% of the net income for the same period. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	June 30,	December 31,	June 30,
	Percentage)	2016	2015	2015
Tier 1 leverage capital ratio	NA	14.00%	13.42%	14.09%
Tier 1 risk-based capital	8.00%	18.51%	17.76%	18.25%
Total risk-based capital	10.00%	19.77%	19.02%	19.36%

PUB and the Bank were well-capitalized as of June 30, 2016, December 31, 2015 and June 30, 2015 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of June 30, 2016:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$437,558	$321,478	$57,928	$10,910	$47,242
Standby letters of credit	35,767	35,767	-	-	-
Credit cards	26,430	26,430	-	-	-
Total	$499,755	$383,675	$57,928	$10,910	$47,242

Contractual Obligations

The following table sets forth our significant contractual obligations as of June 30, 2016:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$169,286	$97,496	$45,610	$23,553	$2,627
Deposits without stated maturity	1,177,077	1,177,077	-	-	-
Short-term borrowings	2,854,934	2,854,934	-	-	-
Total	$4,201,297	$4,129,507	$45,610	$23,553	$2,627

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $288.0 million as of June 30, 2016, which are secured by various real estate loans pledged as collateral totaling $459.9 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $19.6 million which is secured by $27.9 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of June 30, 2016, we had approximately $343.1 million in net liquid assets comprised of $86.5 million in cash and cash equivalents, including interest bearing deposits of $59.5 million and federal funds sold of $5.9 million, $280.7 million in available-for-sale securities and $11.9 million in loans held for sale, less $36.1 million pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.81% as of June 30, 2016 compared to 29.91% as of December 31, 2015.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of June 30, 2016 we had outstanding loan commitments of $437.5 million and outstanding letters of credit of $35.8 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash used in financing activities for the six months ended June 30, 2016 was $11.0 million, principally because we paid down approximately $25 million in outstanding borrowings during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2016 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2016

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)