Form 10-Q
period 2016-09-30
People's Utah Bancorp
filed 2016-11-10
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s common stock outstanding on October 31, 2016 was 17,790,549. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$29,852	$19,745
Interest bearing deposits	67,930	20,428
Federal funds sold	253	2,176
Total cash and cash equivalents	98,035	42,349
Investment securities:
Available-for-sale, at fair value	326,096	332,736
Held-to-maturity, at historical cost	61,471	65,882
Total investment securities	387,567	398,618
Non-marketable equity securities	1,827	2,244
Loans held for sale	15,178	17,947
Loans:
Loans held for investment	1,105,398	1,047,975
Less allowance for loan losses	(16,181)	(15,557)
Total loans held for investment, net	1,089,217	1,032,418
Premises and equipment, net	22,056	22,104
Accrued interest receivable	5,801	5,767
Deferred income tax assets	8,248	8,606
Other real estate owned	407	568
Bank-owned life insurance	19,581	19,170
Other assets	5,940	6,191
Total assets	$1,653,857	$1,555,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$464,638	$408,508
Interest bearing deposits	947,201	900,677
Total deposits	1,411,839	1,309,185
Short-term borrowings	3,188	27,204
Accrued interest payable	293	314
Other liabilities	13,387	9,871
Total liabilities	1,428,707	1,346,574
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,790,549 and 17,567,154 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	178	176
Additional paid-in capital	68,415	67,338
Retained earnings	155,573	142,223
Accumulated other comprehensive income (loss)	984	(329)
Total shareholders’ equity	225,150	209,408
Total liabilities and shareholders’ equity	$1,653,857	$1,555,982

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$16,876	$15,095	$49,147	$43,250
Interest and dividends on investments	1,471	1,424	4,563	4,171
Total interest income	18,347	16,519	53,710	47,421
Interest expense	710	730	2,162	2,230
Net interest income	17,637	15,789	51,548	45,191
Provision for loan losses	325	200	750	800
Net interest income after provision for loan losses	17,312	15,589	50,798	44,391
Non-interest income
Service charges on deposit accounts	582	613	1,626	1,870
Card processing	1,129	1,079	3,296	3,147
Mortgage banking	2,244	1,841	6,269	5,638
Other operating	431	432	1,356	1,597
Total non-interest income	4,386	3,965	12,547	12,252
Non-interest expense
Salaries and employee benefits	7,674	7,323	23,517	21,825
Occupancy, equipment and depreciation	1,101	969	3,165	2,914
Data processing	665	729	2,112	2,020
FDIC premiums	124	186	507	564
Card processing	509	512	1,648	1,516
Marketing and advertising	301	279	760	656
Other	1,528	1,446	4,728	4,651
Total non-interest expense	11,902	11,444	36,437	34,146
Income before income tax expense	9,796	8,110	26,908	22,497
Income tax expense	3,548	2,844	9,840	7,769
Net income	$6,248	$5,266	$17,068	$14,728
Earnings per common share:
Basic	$0.35	$0.30	$0.96	$0.93
Diluted	$0.34	$0.29	$0.94	$0.90
Weighted average common shares outstanding:
Basic	17,764,647	17,467,161	17,711,899	15,821,403
Diluted	18,248,008	18,105,766	18,182,053	16,374,034

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$6,248	$5,266	$17,068	$14,728
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	(779)	761	2,125	799
Tax effect	(298)	285	812	301
Unrealized holding gains (losses) on securities available for sale, net of tax	(481)	476	1,313	498
Total comprehensive income	$5,767	$5,742	$18,381	$15,226

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2015	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	-	-	-	14,728	498	15,226
Cash dividends declared ( $0.12 per share)	-	-	-	(1,935)	-	(1,935)
Share-based compensation	-	-	363	-	-	363
Issuance of common shares	2,657,000	27	34,870	-	-	34,897
Exercise of stock options	76,431	-	399	-	-	399
Balance as of September 30, 2015	17,491,552	$175	$66,769	$138,388	$1,277	$206,609
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	-	-	-	17,068	1,313	18,381
Cash dividends declared ($0.21 per share)	-	-	-	(3,718)	-	(3,718)
Share-based compensation	-	-	410	-	-	410
Exercise of stock options	223,395	2	667	-	-	669
Balance as of September 30, 2016	17,790,549	$178	$68,415	$155,573	$984	$225,150

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$17,068	$14,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	800
Depreciation and amortization	1,916	1,901
Net gain on sales of other real estate owned	—	(153)
Deferred income taxes	(455)	(26)
Net amortization of securities discounts and premiums	2,254	2,354
Other	406	344
Gain on sale of loans held for sale	(4,787)	(4,086)
Originations of loans held for sale	(199,991)	(173,366)
Proceeds from sale of loans held for sale	207,547	179,817
Net changes in:
Accrued interest receivable	(34)	(657)
Other assets	(160)	(13,461)
Accrued interest payable	(21)	(31)
Other liabilities	3,516	5,419
Net cash provided by operating activities	28,009	13,583
Cash flows from investing activities:
Net change in loans held for investment	(57,786)	(53,431)
Purchase of available-for-sale securities	(100,372)	(105,728)
Purchase of held-to-maturity securities	(1,764)	(22,532)
Proceeds from maturities/sales of available-for-sale securities	107,340	88,917
Proceeds from maturities of held-to-maturity securities	5,718	8,196
Purchase of premises and equipment	(1,864)	(2,668)
Proceeds from sale of other real estate owned, net of improvements	399	1,207
Purchase of non-marketable equity securities	(2,663)	—
Proceeds from sale of non-marketable equity securities	3,080	984
Net cash provided by (used in) investing activities	(47,912)	(85,055)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	56,130	101,777
Net increase in interest bearing deposits	46,524	31,863
Issuance of common shares	—	34,897
Proceeds related to exercise of stock options	669	399
Net change in short-term borrowings	(24,016)	918
Cash dividends paid	(3,718)	(4,001)
Net cash provided by financing activities	75,589	165,853
Net change in cash and cash equivalents	55,686	94,381
Cash and cash equivalents, beginning of period	42,349	47,702
Cash and cash equivalents, end of period	$98,035	$142,083
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,915	$2,032
Income taxes paid	9,163	$7,380
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$237	$-
Unrealized gains on securities available for sale	$2,125	$799

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 which are included in the Company’s 2015 Form 10-K.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator
Net income	$6,248	$5,266	$17,068	$14,728
Denominator
Weighted-average number of common shares outstanding	17,764,647	17,467,161	17,711,899	15,821,403
Incremental shares assumed for stock options and RSUs	483,361	638,605	470,154	552,631
Weighted-average number of dilutive shares outstanding	18,248,008	18,105,766	18,182,053	16,374,034
Basic earnings per common share	$0.35	$0.30	$0.96	$0.93
Diluted earnings per common share	$0.34	$0.29	$0.94	$0.90

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 — Basis of Presentation – Continued

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Impact of Recent Authoritative Accounting Guidance — The Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 2016-13, Measurement of Credit Losses on Financial Instruments.  The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. While we expect this standard will have a material impact on the Company’s financial statements, we are still in the process of conducting our evaluation.  The standard will become effective for the Company in the first quarter of 2020.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2016
U.S. Government-sponsored securities	$117,241	$112	$(91)	$—	$117,262
Municipal securities	28,479	724	(4)	—	29,199
Mortgage-backed securities	168,783	1,808	(186)	(346)	170,059
Corporate securities	10,000	5	(32)	(397)	9,576
	$324,503	$2,649	$(313)	$(743)	$326,096
As of December 31, 2015
U.S. Government-sponsored securities	$104,591	$11	$(612)	$-	$103,990
Municipal securities	36,820	926	(7)	(9)	37,730
Mortgage-backed securities	181,857	940	(724)	(687)	181,386
Corporate securities	10,000	-	(253)	(117)	9,630
	$333,268	$1,877	$(1,596)	$(813)	$332,736

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2016
Municipal securities	$59,239	$584	$(13)	$(7)	$59,803
Certificates of deposit	2,232	1	—	—	2,233
	$61,471	$585	$(13)	$(7)	$62,036
As of December 31, 2015
Municipal securities	$63,650	$238	$(74)	$(2)	$63,812
Certificates of deposit	2,232	5	-	—	2,237
	$65,882	$243	$(74)	$(2)	$66,049

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – continued

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at September 30, 2016, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$21,055	$21,140	$10,767	$10,772
After one year through five years	123,786	124,171	39,850	40,175
After five years through ten years	71,359	71,661	10,854	11,089
After ten years	108,303	109,124	—	—
	$324,503	$326,096	$61,471	$62,036

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of September 30, 2016 and December 31, 2015, the Company held 131 and 234 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	$578,462	$577,804
Construction and land development	235,350	179,664
Total commercial real estate loans	813,812	757,468
Commercial and industrial loans	205,443	208,277
Consumer loans:
Residential and home equity	75,571	71,169
Consumer and other	15,062	14,945
Total consumer loans	90,633	86,114
Total gross loans	1,109,888	1,051,859
Less:
Net deferred loan fees	(4,490)	(3,884)
Total loans held for investment	1,105,398	1,047,975
Less: allowance for loan losses	(16,181)	(15,557)
Total loans held for investment, net	$1,089,217	$1,032,418

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended September 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,869	$4,725	$3,768	$628	$162	$16,152
Additions: Provisions for loan losses	(426)	413	411	(24)	(49)	325
Deductions:
Gross loan charge-offs	—	—	(558)	—	(57)	(615)
Recoveries	3	148	81	8	79	319
Net loan charge-offs	3	148	(477)	8	22	(296)
Balance at end of period	$6,446	$5,286	$3,702	$612	$135	$16,181

	Three Months Ended September 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,184	$3,852	$5,694	$692	$233	$15,655
Additions: Provisions for loan losses	1,381	(78)	(1,133)	(15)	45	200
Deductions:
Gross loan charge-offs	(1)	(151)	(201)	-	(53)	(406)
Recoveries	5	2	31	16	24	78
Net loan charge-offs	4	(149)	(170)	16	(29)	(328)
Balance at end of period	$6,569	$3,625	$4,391	$693	$249	$15,527

	Nine Months Ended September 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(349)	1,108	202	(80)	(131)	750
Deductions:
Gross loan charge-offs	—	—	(630)	—	(177)	(807)
Recoveries	12	194	189	89	197	681
Net loan charge-offs	12	194	(441)	89	20	(126)
Balance at end of period	$6,446	$5,286	$3,702	$612	$135	$16,181

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Nine Months Ended September 30, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	1,316	(442)	(129)	(41)	96	800
Deductions:
Gross loan charge-offs	(2)	(396)	(235)	-	(174)	(807)
Recoveries	74	38	147	63	61	383
Net loan charge-offs	72	(358)	(88)	63	(113)	(424)
Balance at end of period	$6,569	$3,625	$4,391	$693	$249	$15,527

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,483	$2,961
Construction and land development	85	56
Commercial and industrial	605	1,176
Residential and home equity	152	631
Consumer and other	69	88
Total non-accrual loans, not troubled debt restructured	3,394	4,912
Troubled debt restructured loans, non-accrual:
Real estate term	824	1,153
Construction and land development	667	1,329
Commercial and industrial	17	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,508	2,503
Total non-accrual loans	$4,902	$7,415

Troubled debt restructured loans are summarized as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Accruing troubled debt restructured loans	$6,006	$7,049
Non-accrual troubled debt restructured loans	1,508	2,503
Total troubled debt restructured loans	$7,514	$9,552

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2016
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$574,515	$640	$—	$3,307	$3,947	$578,462
Construction and land development	234,000	598	—	752	1,350	235,350
Total commercial real estate	808,515	1,238	—	4,059	5,297	813,812
Commercial and industrial	204,327	494	—	622	1,116	205,443
Consumer:
Residential and home equity	74,953	466	—	152	618	75,571
Consumer and other	14,765	226	2	69	297	15,062
Total consumer	89,718	692	2	221	915	90,633
Total gross loans	$1,102,560	$2,424	$2	$4,902	$7,328	$1,109,888

	December 31, 2015
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$567,886	$5,804	$—	$4,114	$9,918	$577,804
Construction and land development	170,495	7,784	—	1,385	9,169	179,664
Total commercial real estate	738,381	13,588	—	5,499	19,087	757,468
Commercial and industrial	205,765	1,315	—	1,197	2,512	208,277
Consumer:
Residential and home equity	69,950	588	—	631	1,219	71,169
Consumer and other	14,596	258	3	88	349	14,945
Total consumer	84,546	846	3	719	1,568	86,114
Total gross loans	$1,028,692	$15,749	$3	$7,415	$23,167	$1,051,859

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2016
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$557,377	$13,078	$8,007	$578,462	$6,446
Construction and land development	229,804	2,250	3,296	235,350	5,286
Total commercial real estate	787,181	15,328	11,303	813,812	11,732
Commercial and industrial	197,741	899	6,803	205,443	3,702
Consumer loans:
Residential and home equity	71,763	1,918	1,890	75,571	612
Consumer and other	14,928	1	133	15,062	135
Total consumer	86,691	1,919	2,023	90,633	747
Total	$1,071,613	$18,146	$20,129	$1,109,888	$16,181

	December 31, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$551,001	$16,326	$10,477	$577,804	$6,783
Construction and land development	172,368	2,934	4,362	179,664	3,984
Total commercial real estate	723,369	19,260	14,839	757,468	10,767
Commercial and industrial	195,611	5,626	7,040	208,277	3,941
Consumer loans:
Residential and home equity	67,088	1,666	2,415	71,169	603
Consumer and other	14,816	36	93	14,945	246
Total consumer	81,904	1,702	2,508	86,114	849
Total	$1,000,884	$26,588	$24,387	$1,051,859	$15,557
The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	September 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$271	$67	$664	$76	$-	$1,078
Collectively evaluated for impairment	6,175	5,219	3,038	536	135	15,103
Total	$6,446	$5,286	$3,702	$612	$135	$16,181
Outstanding loan balances:
Individually evaluated for impairment	$7,910	$3,285	$6,879	$1,503	$14	$19,591
Collectively evaluated for impairment	570,552	232,065	198,564	74,068	15,048	1,090,297
Total gross loans	$578,462	$235,350	$205,443	$75,571	$15,062	$1,109,888

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$283	$67	$1,078	$79	$15	$1,522
Collectively evaluated for impairment	6,500	3,917	2,863	524	231	14,035
Total	$6,783	$3,984	$3,941	$603	$246	$15,557
Outstanding loan balances:
Individually evaluated for impairment	$10,225	$4,219	$7,009	$2,451	$15	$23,919
Collectively evaluated for impairment	567,579	175,445	201,268	68,718	14,930	1,027,940
Total gross loans	$577,804	$179,664	$208,277	$71,169	$14,945	$1,051,859

Information on impaired loans is summarized as follows:

	September 30, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$8,104	$5,032	$2,878	$7,910	$271
Construction and land development	5,137	3,081	204	3,285	67
Total commercial real estate	13,241	8,113	3,082	11,195	338
Commercial and industrial	7,362	4,076	2,803	6,879	664
Consumer loans:
Residential and home equity	1,562	1,096	407	1,503	76
Consumer and other	14	14	-	14	-
Total consumer	1,576	1,110	407	1,517	76
Total	$22,179	$13,299	$6,292	$19,591	$1,078

	December 31, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$10,430	$7,266	$2,959	$10,225	$283
Construction and land development	6,055	4,007	212	4,219	67
Total commercial real estate	16,485	11,273	3,171	14,444	350
Commercial and industrial	7,562	3,510	3,499	7,009	1,078
Consumer loans:
Residential and home equity	2,514	2,019	432	2,451	79
Consumer and other	58	15	-	15	15
Total consumer	2,572	2,034	432	2,466	94
Total	$26,619	$16,817	$7,102	$23,919	$1,522

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$8,990	$65	$10,440	$85
Construction and land development	3,528	54	5,161	109
Total commercial real estate	12,518	119	15,601	194
Commercial and industrial	6,353	88	5,024	44
Consumer loans:
Residential and home equity	1,971	23	2,819	24
Consumer and other	15	1	32	-
Total consumer	1,986	24	2,851	24
Total	$20,857	$231	$23,476	$262

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$9,067	$218	$11,792	$300
Construction and land development	3,752	156	5,234	255
Total commercial real estate	12,819	374	17,026	555
Commercial and industrial	6,944	273	5,004	136
Consumer loans:
Residential and home equity	1,977	57	3,179	93
Consumer and other	15	1	32	1
Total consumer	1,992	58	3,211	94
Total	$21,755	$705	$25,241	$785

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $336,000 and $48,000 as of September 30, 2016 and December 31, 2015, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $533,000 as of September 30, 2016.  Deposits held by affiliates were $8.6 million and $7.9 million as of September 30, 2016 and December 31, 2015, respectively.

Note 4 — Income Taxes

Income tax expense was $9.8 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 36.6% and 34.5% for the nine months ended September 30, 2016 and 2015, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Commitments to extend credit, including unsecured commitments of $13,419 and $12,869 as of September 30, 2016 and December 31, 2015, respectively	$481,566	$382,928
Stand-by letters of credit and bond commitments, including unsecured commitments of $668 and $1,391 as of September 30, 2016 and December 31, 2015, respectively	33,322	36,333
Unused credit card lines, all unsecured	26,488	25,512

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

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.42% at December 31, 2015 to 13.93% as of September 30, 2016. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of September 30, 2016 and December 31, 2015 were $8.6 million and $8.7 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 7 — Shareholders’ Equity

The Board of Directors began declaring quarterly dividends in April 2015.  Dividends on quarterly earnings are generally declared and paid subsequent to the end of the quarter.

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

During the nine months ended September 30, 2016, the Company granted options for the purchase of 86,831 common shares, which have a weighted average exercise price of $15.66 per share and a weighted average fair value as of the date of grant of $2.26 per share.  Additionally, the Company granted 3,866 restricted stock units (“RSU”) at a weighted-average fair value of $16.50 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $410,000 and $363,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Fair valued on a recurring basis:
Investment securities available for sale	$4,709	$321,387	$—	$326,096
Fair valued on a non-recurring basis:
Impaired loans	—	5,214	—	5,214
Other real estate owned	—	407	—	407

As of December 31, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,017	$330,719	$—	$332,736
Fair valued on a non-recurring basis:
Impaired loans	—	5,580	—	5,580
Other real estate owned	—	460	—	460

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

The fair values of financial assets and liabilities as of September 30, 2016 were not presented because the assumptions used to estimate fair values have not changed significantly from those used at December 31, 2015.

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of September 30, 2016 and December 31, 2015 were insignificant.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) our plans to open new branches in the first half of 2017 and to pursue potential acquisitions, and (ii) statements concerning future growth trends in our residential mortgage business.  Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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

We believe our growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplish through a combination of competitive pricing for local deposits coupled with expansion of our branch system. We plan to open two new branches in the first half of 2017.  We had anticipated opening one of the branches at the end of this year, but permitting delays have moved the opening to next year.

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

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
	September 30,	September 30,
(Dollars in thousands except per share amounts)	2016	2015
Net income	$17,068	$14,728
Basic earnings per share	0.96	0.93
Diluted earnings per share	0.94	0.90
Total assets	1,653,857	1,553,955
Total loans held for investment	1,105,398	993,464
Total deposits	1,411,839	1,332,873
Net interest margin	4.62%	4.43%
Efficiency ratio	56.85%	59.44%
Return on average assets	1.45%	1.37%
Return on average equity	10.42%	10.98%
Average equity to average assets	13.91%	12.48%
Non-performing assets to total assets	0.32%	0.64%
Liquidity ratio (1)	31.19%	34.35%
Dividend Payout Ratio (2)	21.80%	13.14%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $39.9 million and $39.7 million at September 30, 2016 and 2015, respectively.

(2)

The dividend payout ratio is dividends declared divided by net income for the period.  During the year-to-date period in 2015 only two quarterly dividends were declared.  We began declaring quarterly dividends in April 2015.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the nine months ended September 30, 2016 increased 15.9% to $17.1 million from $14.7 million for the comparable period in 2015. Net income for the nine months ended September 30, 2016 increased primarily due to an increase to net loans from loan growth, a higher net interest margin, an increase in non-interest income, and offset by an increase in operating expenses and income tax expense.  Basic earnings per share, or EPS, was $0.96 for the nine months ended September 30, 2016 compared to $0.93 for the comparable period in 2015. Diluted EPS was $0.94 per share for the nine months ended September 30, 2016 compared to $0.90 per share for the comparable period in 2015. Earnings per share was impacted by a 2.7 million or 18.0% increase in weighted average shares resulting from our initial public offering (“IPO”) in June 2015.  Our ROE decreased to 10.42% for the nine months ended September 30, 2016 compared to 10.98% for the comparable period in 2015 due primarily from the additional equity of $34.9 million from our IPO. Future returns on average equity may be impacted by the additional equity from the IPO.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the nine months ended September 30, 2016 our ROA increased to 1.45% compared to 1.37% for the nine months ended September 30, 2015. The increase in ROA is a result of improved operating results as discussed throughout this Management’s Discussion & Analysis.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Due to improving asset quality, non-performing assets as a percentage of total assets were 0.32% as of September 30, 2016 compared to

0.64% as of September 30, 2015. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning balances. As of September 30, 2016 compared to September 30, 2015, total assets grew 6.4%, total net loans increased by 11.8% and investment securities increased by 7.5%.  Loan growth in 2016 came primarily from the increased level of real estate lending activities offset by a small decline in commercial and industrial lending.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. We raised approximately $34.9 million in new capital from our IPO. We plan to utilize the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  Our average equity to average assets ratio as of September 30, 2016 was 13.91% compared to 12.48% as of September 30, 2015. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.19% as of September 30, 2016, compared to 34.35% as of September 30, 2015.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the nine months ended September 30, 2016 and 2015, our net interest margin was 4.62% and 4.43%, respectively. The improvement in net interest margin is attributable primarily to a higher loan volume which contributed to a higher percentage of loans in our earning asset mix, higher loan yields and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 56.85% for the nine months ended September 30, 2016 as compared to 59.44% for the nine months ended September 30, 2015.

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

	Three Months Ended
	September 30, 2016			September 30, 2015
		Interest	Average		`	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$58,875	$74	0.50%	$79,061	$49	0.25%
Securities: (1)
Taxable securities	272,827	1,010	1.47%	259,719	973	1.49%
Non-taxable securities (2)	84,405	590	2.78%	81,793	616	2.99%
Loans (3) (4)	1,106,695	16,876	6.07%	991,198	15,095	6.04%
Non-marketable equity securities	1,826	4	0.87%	1,644	1	0.24%
Total interest earning assets	1,524,628	$18,554	4.84%	1,413,415	$16,734	4.70%
Allowance for loan losses	(16,165)			(15,560)
Non-interest earning assets	100,176			98,759
Total average assets	$1,608,639			$1,496,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$611,994	$431	0.28%	$551,378	$389	0.28%
Money market accounts	146,069	81	0.22%	148,633	84	0.22%
Certificates of deposit, under $100,000	93,829	77	0.33%	103,564	104	0.40%
Certificates of deposit, $100,000 and over	73,591	120	0.65%	80,300	152	0.75%
Total interest bearing deposits	925,483	709	0.30%	883,875	729	0.33%
Short-term borrowings	4,124	1	0.10%	2,485	1	0.16%
Total interest bearing liabilities	929,607	$710	0.30%	886,360	$730	0.33%
Other non-interest bearing liabilities	454,964			405,577
Shareholders’ equity	224,068			204,677
Total average liabilities and shareholders’ equity	$1,608,639			$1,496,614
Net interest income (tax-equivalent)		$17,844			$16,004
Interest rate spread (tax-equivalent)			4.54%			4.37%
Net interest margin (tax-equivalent) (5)			4.66%			4.49%
(1)	Excludes average unrealized gains of $2.0 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $207,000 and $215,000 for the three months ended September 30, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $1.6 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $5.1 million and $9.1 million for the three months ended September 30, 2016 and 2015, respectively, which are included in non-interest earning assets.

(5)	Net interest margin is computed by dividing net interest income (tax-equivalent) by average interest earning assets.

	Nine Months Ended
	September 30, 2016			September 30, 2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$31,990	$112	0.47%	$62,228	$114	0.24%
Securities: (1)
Taxable securities	278,746	3,196	1.53%	247,586	2,863	1.55%
Non-taxable securities (2)	90,063	1,918	2.84%	78,799	1,832	3.11%
Loans (3) (4)	1,088,091	49,147	6.03%	972,541	43,250	5.95%
Non-marketable equity securities	2,208	8	0.48%	2,185	3	0.18%
Total interest earning assets	1,491,098	$54,381	4.87%	1,363,339	$48,062	4.71%
Allowance for loan losses	(15,878)			(15,381)
Non-interest earning assets	97,941			89,764
Total average assets	$1,573,161			$1,437,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$595,333	$1,249	0.28%	$549,385	$1,147	0.28%
Money market accounts	146,035	258	0.24%	142,493	241	0.23%
Certificates of deposit, under $100,000	96,057	238	0.33%	107,630	338	0.42%
Certificates of deposit, $100,000 and over	74,889	378	0.67%	84,182	501	0.80%
Total interest bearing deposits	912,314	2,123	0.31%	883,690	2,227	0.34%
Short-term borrowings	15,006	39	0.35%	2,149	3	0.19%
Total interest bearing liabilities	927,320	$2,162	0.31%	885,839	$2,230	0.34%
Other non-interest bearing liabilities	427,083			372,501
Shareholders’ equity	218,758			179,382
Total average liabilities and shareholders’ equity	$1,573,161			$1,437,722
Net interest income (tax-equivalent)		$52,219			$45,832
Interest rate spread (tax-equivalent)			4.56%			4.38%
Net interest margin (tax-equivalent) (5)			4.68%			4.49%

(1)	Excludes average unrealized gains of $1.4 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $671,000 and $641,000 for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $4.4 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $5.6 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively, which are included in non-interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(15)	$40	$25	$(73)	$71	$(2)
Taxable securities	49	(12)	37	357	(24)	333
Non-taxable securities (1)	19	(45)	(26)	248	(162)	86
Loans	1,761	20	1,781	5,210	688	5,898
Federal Home Loan Bank stock	-	3	3	-	5	5
Total interest income (tax-equivalent)	1,814	6	1,820	5,742	578	6,320
Interest expense:
Demand and savings accounts	43	(2)	41	96	5	101
Money market accounts	(1)	(2)	(3)	6	11	17
Certificates of deposit, under $100,000	(9)	(18)	(27)	(34)	(66)	(100)
Certificates of deposit, $100,000 and over	(12)	(20)	(32)	(52)	(71)	(123)
Short-term borrowings	-	-	-	31	5	36
Total interest expense	21	(42)	(21)	47	(116)	(69)
Net interest income (tax-equivalent)	$1,793	$48	$1,841	$5,695	$694	$6,389
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $1.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase in interest income was primarily driven by increased organic loan volumes. Additional increases in interest income from slightly higher loan yields were offset by lower average rates on investment securities. Additionally, interest expense also decreased for the three months ended September 30, 2016 compared to the same period in 2015 due principally to lower deposit interest rates.

Net interest income (tax-equivalent) increased $6.4 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in interest income was primarily driven by increased organic loan volumes and higher loan yields, offset by lower average rates on investment securities. Additionally, interest expense also decreased for the nine months ended September 30, 2016 compared to the same period in 2015 due primarily from lower deposit interest rates.

Financial Overview for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$18,347	$16,519	$1,828	11.1%
Interest expense	710	730	(20)	-2.7%
Net interest income	17,637	15,789	1,848	11.7%
Provision for loan losses	325	200	125	62.5%
Net interest income after provision for loan losses	17,312	15,589	1,723	11.1%
Non-interest income	4,386	3,965	421	10.6%
Non-interest expense	11,902	11,444	458	4.0%
Income before income tax expense	9,796	8,110	1,686	20.8%
Income tax expense	3,548	2,844	704	24.8%
Net income	$6,248	$5,266	$982	18.6%

Net Income. Our net income grew by $982,000 or 18.6% to $6.2 million for the quarter ended September 30, 2016 as compared to $5.3 million for the same quarter in 2015. This was attributable principally to an increase in net interest income of $1.8 million, higher non-interest income of $421,000, and offset by an increase of $125,000 in provision for loan losses, $458,000 in non-interest expenses and $704,000 of higher income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended September 30, 2016 compared to the same quarter in 2015 was primarily driven by interest earned on a higher volume in average loans attributable to organic growth. An increase in interest income from slightly higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the quarter ended September 30, 2016 decreased from the same period in 2015 due to lower rates paid on deposits.  Construction and land development loans (“C & D loans”) are our highest yielding assets within our earning asset mix and represents 21.2% of gross loans as of September 30, 2016.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The tax-equivalent yield on our average interest earning assets was 4.84% for the quarter ended September 30, 2016 compared to 4.70% for the comparable quarter in 2015.  The cost of funding our earning assets declined in the quarter ended September 30, 2016 to 0.30% from 0.33% in the comparable quarter in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the quarters ended September 30, 2016 and 2015 was $325,000 and $200,000, respectively. We have experienced net charge-offs of $296,000 in the current quarter compared to $328,000 in the comparable quarter in 2015. The provision for loan losses in both periods was primarily due to the impact of the charge-offs and relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$582	$613	$(31)	-5.1%
Card processing	1,129	1,079	50	4.6%
Mortgage banking	2,244	1,841	403	21.9%
Other operating	431	432	(1)	-0.2%
Total non-interest income	$4,386	$3,965	$421	10.6%

The increase in total non-interest income during the quarter ended September 30, 2016 compared to the same quarter in 2015 was primarily influenced by higher mortgage banking income from higher mortgage volumes, offset by lower service charges on deposit accounts primarily due to a reduced volume of processed and returned items in the third quarter of 2016.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$7,674	$7,323	$351	4.8%
Occupancy, equipment and depreciation	1,101	969	132	13.6%
Data processing	665	729	(64)	-8.8%
FDIC premiums	124	186	(62)	-33.3%
Card processing	509	512	(3)	-0.6%
Marketing and advertising	301	279	22	7.9%
Other	1,528	1,446	82	5.7%
Total non-interest expense	$11,902	$11,444	$458	4.0%

Non-interest expense for the third quarter of 2016 increased $458,000 compared to the comparable period in 2015, primarily due to higher salaries and benefits of $0.4 million and various other expenses of $0.1 million, including expenses related primarily to higher occupancy, marketing and other costs, and offset by lower data processing and lower rates on FDIC premiums. During the third quarter of 2016 we received an infrequent health insurance premium refund of $345,000 related to a prior year.  The increase in salaries and benefits is primarily due to annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits (net of the insurance refund) to support our balance sheet and income growth.

   Provision for Income Taxes. We recorded a tax provision of $3.5 million for the third quarter ended September 30, 2016 compared to $2.8 million for the same period in 2015. The effective tax rate for the third quarter of 2016 was 36.2% compared to 35.1% in the corresponding third quarter of 2015. The tax rate in 2016 is higher than 2015 due primarily to a one-time tax credit of approximately $400,000 in 2015.

Financial Overview for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Interest income	$53,710	$47,421	$6,289	13.3%
Interest expense	2,162	2,230	(68)	-3.0%
Net interest income	51,548	45,191	6,357	14.1%
Provision for loan losses	750	800	(50)	-6.3%
Net interest income after provision for loan losses	50,798	44,391	6,407	14.4%
Non-interest income	12,547	12,252	295	2.4%
Non-interest expense	36,437	34,146	2,291	6.7%
Income before income tax expense	26,908	22,497	4,411	19.6%
Income tax expense	9,840	7,769	2,071	26.7%
Net income	$17,068	$14,728	$2,340	15.9%

Net Income. Our net income grew by $2.3 million or 15.9% to $17.1 million for the nine months ended September 30, 2016 as compared to $14.7 million for the same period in 2015. This was attributable principally to an increase in net interest income of $6.4 million, higher non-interest income of $295,000, a slightly lower loan loss provision expense of $50,000, offset by an increase of $2.3 million in non-interest expenses and $2.1 million of higher income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by interest earned on a higher volume in average loans attributable to internal growth, which contributed to a higher mix of loans in our earning assets portfolio. An increase in interest income from higher loan yields was offset by a decrease from lower yields on investment securities. Interest expense in the nine months ended September 30, 2016 declined from the same period in 2015 due to lower rates paid on deposits.

The tax-equivalent yield on our average interest earning assets was 4.87% for the nine months ended September 30, 2016 compared to 4.71% for the comparable quarter in 2015.  The cost of funding our earning assets declined in the nine months ended

September 30, 2016 to 0.31% from 0.34% in the comparable period in 2015 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the nine months ended September 30, 2016 and 2015 was $750,000 and $800,000, respectively. We have experienced improving credit quality in our loan portfolio and experienced net charge-offs of $126,000 and $424,000 during the nine months ended September 30, 2016 and 2015, respectively.  The provision for loan losses in both periods was primarily due to the impact of the charge-offs and relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,626	1,870	$(244)	-13.0%
Card processing	3,296	3,147	149	4.7%
Mortgage banking	6,269	5,638	631	11.2%
Other operating	1,356	1,597	(241)	-15.1%
Total non-interest income	$12,547	$12,252	$295	2.4%

The increase in total non-interest income during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily influenced by higher mortgage banking income from higher mortgage volumes, higher card processing fees, offset by lower service charges on deposit accounts primarily due to reduced volume of processed and returned items in the nine months ended September 30, 2016.  The nine months ended September 30, 2015 included a gain of approximately $330,000 on the sale of other foreclosed assets during the period.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$23,517	21,825	$1,692	7.8%
Occupancy, equipment and depreciation	3,165	2,914	251	8.6%
Data processing	2,112	2,020	92	4.6%
FDIC premiums	507	564	(57)	-10.1%
Card processing	1,648	1,516	132	8.7%
Marketing and advertising	760	656	104	15.9%
Other	4,728	4,651	77	1.7%
Total non-interest expense	$36,437	$34,146	$2,291	6.7%
Non-interest expense for the nine months ended 2016 increased $2.3 million compared to the comparable period in 2015, primarily due to higher salaries and benefits of $1.7 million and various other expenses of $0.6 million, including expenses related primarily to higher occupancy, card processing, marketing and other expenses. During the third quarter of 2016 we received an infrequent health insurance premium refund of $345,000 related to a prior year. The increase in salaries and benefits during the year-to-date period in 2016 is primarily from annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits (net of the insurance refund) and new hires related to the expansion of our leasing division to support our balance sheet and income growth.

   Provision for Income Taxes. We recorded a tax provision of $9.8 million for the nine months ended September 30, 2016 compared to $7.8 million for the same period in 2015. The effective tax rate for the first nine months of 2016 was 36.6% compared to 34.5% in the comparable period of 2015. The tax rate in 2016 is higher than 2015 due primarily to a one-time tax credit of approximately $400,000 in 2015 and due to adjustments in the expected recoverability of certain tax credits in 2016.

Financial Condition

Our total assets as of September 30, 2016 were $1.65 billion, a 6.3% increase compared to December 31, 2015. Our total loans held for investment as of September 30, 2016 were $1.11 billion, an increase of 5.5% from December 31, 2015. Total deposits as of September 30, 2016 were $1.41 billion, an increase of 7.8% compared to December 31, 2015.  We had approximately $25 million in Federal Home Loan Bank borrowings as of December 31, 2015, which was paid down during the second quarter of 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Loans held for sale	$15,178	$17,947
Loans held for investment:
Commercial real estate loans:
Real estate term	578,462	577,804
Construction and land development	235,350	179,664
Total commercial real estate loans	813,812	757,468
Commercial and industrial	205,443	208,277
Consumer loans:
Residential and home equity	75,571	71,169
Consumer and other	15,062	14,945
Total consumer loans	90,633	86,114
Total gross loans	1,109,888	1,051,859
Net deferred loan fees	(4,490)	(3,884)
Allowance for loan losses	(16,181)	(15,557)
Loans held for investment, net	1,089,217	1,032,418
Total loans, net	$1,104,395	$1,050,365

	September 30,	December 31,
(Percentage of total loans held for investment)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	52.1%	54.9%
Construction and land development	21.2%	17.1%
Total commercial real estate loans	73.3%	72.0%
Commercial and industrial	18.5%	19.8%
Consumer loans:
Residential and home equity	6.8%	6.8%
Consumer and other	1.4%	1.4%
Total consumer loans	8.2%	8.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of September 30, 2016 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$56,243		$234,768	$287,451	$578,462	$159,509	$362,710
Construction and land development	205,662		26,263	3,425	235,350	18,210	11,478
Total commercial real estate loans	261,905		261,031	290,876	813,812	177,719	374,188
Commercial and industrial	85,937		90,304	29,202	205,443	80,683	38,823
Consumer loans:
Residential and home equity	13,320		22,536	39,715	75,571	10,969	51,282
Consumer and other	6,444		7,233	1,385	15,062	8,151	467
Total consumer loans	19,764		29,769	41,100	90,633	19,120	51,749
Total gross loans held for investment	$367,606	(1)	$381,104	$361,178	$1,109,888	$277,522	$464,760	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $832 million or 75.0% of total loans at September 30, 2016.

Concentrations. As of September 30, 2016, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.1% of total loans held for investment, of which commercial real estate represents 52.1%, 21.2% are construction and land development loans, and 6.8% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Although our concentration in commercial and industrial loans has decreased primarily from paydowns to 18.5% as of September 30, 2016 from 19.8% as of December 31, 2015, we have been changing our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.1% as of December 31, 2011.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,483	$2,961
Construction and land development	85	56
Commercial and industrial	605	1,176
Residential and home equity	152	631
Consumer and other	69	88
Total non-accrual, not troubled-debt restructured loans	3,394	4,912
Troubled-debt restructured loans non-accrual
Real estate term	824	1,153
Construction and land development	667	1,329
Commercial and industrial	17	21
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,508	2,503
Total non-accrual loans (1)	4,902	7,415
Accruing loans past due 90 days or more	2	3
Total non-performing loans (NPL)	4,904	7,418
OREO	407	568
Total non-performing assets (NPA) (2)	$5,311	$7,986
Accruing troubled debt restructured loans	$6,006	$7,049
Non-accrual troubled debt restructured loans	1,508	2,503
Total troubled debt restructured loans	$7,514	$9,552
Selected ratios:
NPL to total loans	0.45%	0.72%
NPA to total assets	0.32%	0.51%
(1)

We estimate that approximately $272,000 and $453,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of September 30, 2016 and December 31, 2015 have not been reduced by U.S. government guarantees of $16,000 and $437,000, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $7.5 million and $9.6 million as of September 30, 2016 and December 31, 2015, respectively. Our TDR loans are considered impaired loans of which $1.5 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015
Balance, beginning of period	$568	$1,673
Additions	237	11
Write-downs	(53)	—
Sales	(345)	(1,065)
Balance, end of period	$407	$619

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance for loan losses:
Beginning balance	$16,152	$15,655	$15,557	$15,151
Loans charged off:
Real estate term	—	(1)	—	(2)
Construction and land development	—	(151)	—	(396)
Commercial and industrial	(558)	(201)	(630)	(235)
Residential and home equity	—	—	—	—
Consumer and other	(57)	(53)	(177)	(174)
Total	(615)	(406)	(807)	(807)
Recoveries:
Real estate term	3	5	12	74
Construction and land development	148	2	194	38
Commercial and industrial	81	31	189	147
Residential and home equity	8	16	89	63
Consumer and other	79	24	197	61
Total	319	78	681	383
Net loan recoveries (charge offs)	(296)	(328)	(126)	(424)
Provision for loan losses	325	200	750	800
Ending balance	$16,181	$15,527	$16,181	$15,527
Gross loans including loans held for sale	$1,125,066	$1,006,895	$1,125,066	$1,006,895
Average loans	1,106,695	991,198	1,088,091	972,541
Non-performing loans	4,904	9,383	4,904	9,383
Selected ratios:
Net charge-offs (recoveries) to average loans	0.11%	0.13%	0.02%	0.06%
Provision for loan losses to average loans	0.12%	0.08%	0.09%	0.11%
Allowance for loan losses to loans outstanding at end of period	1.44%	1.54%	1.44%	1.54%

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

The following table indicates management’s allocation of the ALLL and the percent of loans in each category to total loans as of each of the following dates:

	September 30,	December 31,
(in thousands)	2016	2015
Commercial real estate loans:
Real estate term	$6,446	$6,783
Construction and land development	5,286	3,984
Total commercial real estate loans	11,732	10,767
Commercial and industrial	3,702	3,941
Consumer loans:
Residential and home equity	612	603
Consumer and other	135	246
Total consumer loans	747	849
Total	$16,181	$15,557

	September 30,	December 31,
(Percentage of total loans held for investment)	2016	2015
Commercial real estate loans:
Real estate term	52.1%	54.9%
Construction and land development	21.2%	17.1%
Total commercial real estate loans	73.3%	72.0%
Commercial and industrial	18.5%	19.8%
Consumer loans:
Residential and home equity	6.8%	6.8%
Consumer and other	1.4%	1.4%
Total consumer loans	8.2%	8.2%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $387.6 million as of September 30, 2016 and $398.6 million as of December 31, 2015. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of September 30, 2016, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Available for sale securities:
U.S. Government agencies	$117,262	$103,990
Municipal securities	29,199	37,730
Mortgage-backed securities	170,059	181,386
Corporate securities	9,576	9,630
Total	326,096	332,736
Held to maturity securities:
Municipal securities	59,239	63,650
Other securities	2,232	2,232
Total	61,471	65,882
Total investment securities	$387,567	$398,618

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2016:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$11,292	0.85%	$105,949	1.08%	$-	0.00%	$-	0.00%	$117,241	1.06%
Municipal securities	9,763	3.76%	12,079	4.28%	5,651	3.50%	986	3.64%	28,479	3.92%
Mortgage-backed securities	-	0.00%	2,758	1.57%	61,708	1.49%	104,317	1.82%	168,783	1.70%
Other securities	-	0.00%	3,000	1.71%	4,000	1.79%	3,000	4.00%	10,000	2.43%
Total	21,055	2.20%	123,786	1.42%	71,359	1.67%	108,303	1.90%	324,503	1.68%
Held to maturity securities:
Municipal securities	8,535	2.29%	39,850	2.29%	10,854	2.78%	-	0.00%	59,239	2.38%
Other securities	2,232	1.04%	-	0.00%	-	0.00%	-	0.00%	2,232	1.04%
Total	10,767	2.03%	39,850	2.29%	10,854	2.78%	-	0.00%	61,471	2.33%
Total investment securities	$31,822	2.14%	$163,636	1.63%	$82,213	1.81%	$108,303	1.90%	$385,974	1.79%

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

Deposits

Total deposits were $1.41 billion as of September 30, 2016 and $1.31 billion as of December 31, 2015. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits were $464.6 million, or 32.9% of total deposits as of September 30, 2016 compared to 31.2% as of December 31, 2015. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	September 30, 2016		December 31, 2015
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$414,922	0.00%	$379,468	0.00%
Interest bearing deposits:
Interest bearing demand and savings	595,333	0.28%	557,917	0.28%
Money market	146,035	0.24%	143,766	0.23%
Certificates of deposit under $100,000	96,057	0.33%	105,780	0.41%
Certificates of deposit $100,000 and over	74,889	0.67%	82,653	0.78%
Total interest bearing deposits	912,314	0.31%	890,116	0.33%
Total	$1,327,236		$1,269,584

Additionally, the following table shows the maturities of CDs of $100,000 or more:

September 30,
(in thousands)	2016
Due in three months or less	$10,586
Due in over three months through six months	11,034
Due in over six months through twelve months	17,114
Due in over twelve months	39,276
Total	$78,010

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

As of September 30, 2016, our shareholders’ equity totaled $225.2 million, an increase of $15.7 million or 7.5% since December 31, 2015. The increase in shareholders’ equity for the nine month period ended September 30, 2016 was primarily due to net income of $17.1 million for the period less dividends declared of $3.7 million, and the increase of $1.3 million in accumulated other comprehensive income.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Dividends of  $0.21 per share were declared during the nine months ended September 30, 2016 representing 21.8% of the net income for the same period. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	2016	2015	2015
Tier 1 leverage capital ratio	NA	13.93%	13.42%	13.71%
Tier 1 risk-based capital	8.00%	18.77%	17.76%	18.30%
Total risk-based capital	10.00%	20.04%	19.02%	19.56%

PUB and the Bank were well-capitalized as of September 30, 2016, December 31, 2015 and September 30, 2015 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of September 30, 2016:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$481,566	$340,438	$84,431	$9,365	$47,332
Standby letters of credit	33,322	33,322	-	-	-
Credit cards	26,488	26,488	-	-	-
Total	$541,376	$400,248	$84,431	$9,365	$47,332

Contractual Obligations

The following table sets forth our significant contractual obligations as of September 30, 2016:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$163,679	$89,606	$48,105	$22,058	$3,910
Deposits without stated maturity	1,248,160	1,248,160	-	-	-
Short-term borrowings	3,188	3,188	-	-	-
Total	$1,415,027	$1,340,954	$48,105	$22,058	$3,910

          We have a $1.2 million commitment related to a contract to build a new branch in Preston, Idaho which we expect to have completed by the second quarter of 2017.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $319.3 million as of September 30, 2016, which are secured by various real estate loans pledged as collateral totaling $481.9 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $24.2 million which is secured by $24.6 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of September 30, 2016, we had approximately $399.4 million in net liquid assets comprised of $98.0 million in cash and cash equivalents, including interest bearing deposits of $67.9 million and federal funds sold of $0.3 million, $326.1 million in available-for-sale securities and $15.2 million in loans held for sale, less $39.9 million pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.19% as of September 30, 2016 compared to 29.91% as of December 31, 2015.

On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of September 30, 2016 we had outstanding loan commitments of $481.6 million, credit card commitments of $26.5 million and outstanding letters of credit of $33.3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the nine months ended September 30, 2016 was $75.6 million, principally from increases in deposit balances, net of approximately $25 million in outstanding borrowings during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2016 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering – On June 11, 2015 the SEC declared effective our registration statement on Form S-1 (Registration No. 333-203518) registering common shares of the Company. On June 16, 2015, the Company completed the initial public offering of 2,657,000 common shares. Additionally, 218,000 common shares were sold by certain selling shareholders. The Company received net proceeds of $34.9 million from the offering, after deducting the underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2016

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)