Form 10-K
period 2016-12-31
People's Utah Bancorp
filed 2017-03-10
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2016 (the last business day of the most recent second quarter), was $224,844,045 (based on the price at which common equity was last sold as quoted on the NASDAQ Capital Market at the close of business on that date).

The number of the Registrant’s common shares outstanding on February 24, 2017 was 17,896,702. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the 2017 Annual Meeting Proxy Statement related to the shareholder meeting scheduled for May 17, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Subsidiaries

The Company includes the parent holding company and one wholly-owned subsidiary, PIB. The Company’s subsidiaries historically included Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”).  LSB was acquired in October 2013. Those subsidiaries began offering banking services in 1913 and 1905, respectively. On September 29, 2015, the Company merged the charters of the two subsidiaries and renamed the combined bank People’s Intermountain Bank. PIB will continue to do business using Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”) as registered names. In 2016, the Bank formed a separate leasing division, GrowthFunding Equipment Finance, which began to originate leases during the year. The Bank operated three divisions in 2016: BAF, LSB and GrowthFunding Equipment Finance. Prior to 2016, we historically purchased commercial-equipment lease paper through our banking division. Over their lives, BAF has expanded to 14 branches and a mortgage operation within Utah and LSB has expanded to three branches in Utah and one branch in Idaho. As of December 31, 2016, the Company’s subsidiary was not engaged in any operations in foreign countries.

Market Area

We currently operate through 18 full-service banking locations, including 17 located in Utah and one located in Preston, Idaho, which is near Logan, Utah. Utah is one of the fastest growing states in the United States in terms of population, ranking first in 2016 percentage growth according to the U.S. Census Bureau. Based on 2015 data, over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake and Utah Counties. The next largest population centers in the state are in Washington and Cache Counties. These six counties make up approximately 84.7% of Utah’s population. Most of the major business and economic activity in Utah is located in the counties where we currently have branches. We also hold loans which are located throughout the United States, primarily though our leasing division.

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

The market share of PUB and our largest competitor in Utah as of  June 30, 2016 as reported by SNL: Briefing Book: 2016 Deposit Market Share – Banks, excluding non-retail branches (SNL Report), is as follows:

	Number	Deposit
Largest	of	Market
Competitor	Branches	Share
Wells Fargo & Co.	116	30.72%
Zions Bancorp.	99	25.20%
JPMorgan Chase & Co.	53	20.73%
KeyCorp	34	6.84%
U.S Bancorp	72	3.61%
People's Utah Bancorp	18	2.13%
Cache Valley Bancorp	13	1.37%
BOU Bancorp	13	1.31%

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

Lending

While our historical focus has been on real estate lending, we also offer a full range of short- and long-term commercial and industrial (“C&I”) and consumer lending products and services. We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. We originate a variety of loans, including real estate construction, land acquisition and development, commercial real estate, residential real estate, commercial and industrial, and to a lesser extent consumer based loans. Beginning in 2016, we also provide direct equipment lease financing for customers.  From time to time we purchase and sell non-consumer loan participations to or from other banks within our market area. Loan participations purchased by us have been underwritten using our standard and customary underwriting criteria.

Our customers are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•	Small- to medium-sized businesses in need of secured and unsecured lines of credit through SBA financing or C&I term loans, and in need of equipment leasing financing;

•	Individuals in need of residential mortgage products and consumer loan products; and
•	Professionals and professional firms, such as medical, architectural, engineering, and insurance and financial firms, in need of operating facilities.

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

Our development loans are secured by the entire property being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects currently range from small plats of two to six lots to subdivisions with up to 60 lots. We also consider development loans for larger projects. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales or a minimum of 125% of the bank’s per-lot exposure. We target most development loans to be paid off at no more than 80% of total development sales. Loan-to-value ratios on development loans typically range from 55% to 70%, depending on the financial strength and experience of the developer. Most development loans have maturities of 12 to 24 months.

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

Residential mortgage loans generally are made on the basis of the borrowers’ ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%, including the first mortgage, if applicable.

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

In 2016, we formed our GrowthFunding Equipment Finance division to increase our leasing portfolio and scale diversification of the commercial and industrial loan portfolio. This division began to underwrite equipment leases nationwide.  These leases are used to purchase equipment essential to the operations of our borrowers/lessees and are secured by the specific equipment financed.  We intend to grow our lease portfolio in a careful, measured way with an emphasis on sound underwriting standards based on our current leasing policy.  Our leasing program is subject to the same general risks as our lending activities, including credit and interest rate risks, and the difficulty of attracting necessary personnel, among others.  Starting a new line of business may require significant investment in personnel, which if the business in not successful, may not be recovered.

Leasing is traditionally based on cash flow lending. Cash flow lending involves lending money to a customer based primarily on the expected cash flow, profitability and enterprise value of a customer rather than on the value of its assets or resale of the collateral for the loan or lease.   Total lease financing outstanding as of December 31, 2016 was approximately $40 million.

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

•

Board Loan Committee — The Board Loan Committee is comprised of eight directors, including our Chairman, Vice Chairman, President and Chief Executive Officer, with five committee members required for a quorum. All real estate secured loans and/or aggregate real estate loan secured relationships of $4.0 million and above or total aggregate non-real estate secured debt relationships exceeding $2.5 million require the ratification of this committee. The committee meets weekly to ratify loans approved by the Bank’s Loan Committee. This committee has approval authority up to our legal lending limit, which was approximately $28.3 million as of December 31, 2016.

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

Loan Delinquencies.  When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 60 days or more are reviewed by the Chief Credit Officer regularly for possible changes in grading. Trends in loan delinquencies and non-performing loans are reviewed by our Board of Directors at each monthly board meeting. Our Special Asset Department was formed during the recession and meets quarterly to review classified assets. The Special Asset Department is comprised of senior lending officers, PIB President, PUB Chief Executive Officer, other senior officers and selected members of our Board of Directors.

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

We also have  a deposit product named “MyRate” Checking. This product allows a customer to earn a premium interest rate by meeting certain account requirements, including a minimum monthly amount of electronic transfers and debit card usage and only receiving electronic statements for this account. Although the rate paid is higher, the overall net costs on this product are lower.

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
•

Treasury Management Services. We offer cash management systems and services to assist our business customers with their day-to-day funds management. This includes the ability to originate electronic payments and withdrawals, create wire transfers, and request stop payments.

•

Remote Deposit Capture. This product, branded “ExpressDeposit” and “Merchant Check Capture”, allows businesses to send their deposits electronically to the Bank, which allows us to reach a larger group of business customers that are not close to one of our physical locations. We believe this product gives us an edge in gaining new customers and it contributes to the growth of our deposits. We primarily target professional service companies, preferably with multiple offices including real estate offices, attorneys, doctors, dentists and accountants.

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

We have focused our risk management in the following areas:

•	Our Board established the Enterprise Risk Management Committee to monitor all material risks of PUB;
•	Our Vice President - Enterprise Risk Management actively monitors material risks in the Bank;
•	Our executive management reviews material risks monthly;
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

Branch Expansion

We have a current branch located in a grocery store in Preston, Idaho and currently have an additional branch with drive-up facilities under construction. Additionally, we have a branch facility under construction in Bountiful, Utah.  Both branches are scheduled to open in the first half of 2017.  Estimated combined construction costs for these two new branches are expected to be approximately $1.8 million.

Employees

We refer to our employees as “associates.” We had a total of 385 full-time equivalent associates and 430 total associates as of December 31, 2016. Our associates are not represented by a labor organization, and we are not aware of any activity to seek such organization. The Company and the Bank provide their associates with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit-sharing plan and a stock-based compensation plan. The Company considers its associate relations to be excellent. See Note 11 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for information regarding associate benefit plans and profit sharing.

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

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and formal and informal interpretive guidance for more information. Currently applicable statutes and regulations are subject to change, and additional statutes, regulations, and corresponding interpretative guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business or our revenues.

General

As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”). In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI. Supervision, regulation, and examination of PUB and the Bank by the regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”), rather than for holders of our capital stock.

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

Holding Company Regulation

Permitted Activities

Under the federal Bank Holding Company Act (“BHCA”), a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in certain enumerated activities that are related to banking. We are engaged in some of those activities. While the Federal Reserve has treated those activities as acceptable in the past for other bank holding companies, the Federal Reserve in the future may not allow us to conduct any or all of these activities. The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of those activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

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

Restrictions on Transactions with Affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, certain asset transactions and contracts, between PUB, the Bank and any non-bank subsidiaries are subject to a number of restrictions. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) and its implementing regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The prudential bank regulatory agencies are required to assign and make public a rating of a bank’s performance under the CRA as either “outstanding,” “satisfactory,” “needs to improve,”

or “substantial noncompliance.” The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. A less-than-satisfactory rating can substantially delay, block or impose conditions on the transaction. In its last CRA examination, the Bank received a rating of “outstanding.”

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

Anti-Money Laundering and Economic Sanctions

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats. This has been implemented through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or the BSA, the USA Patriot Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to monitor and control the risks associated with money laundering and terrorist financing.

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

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2016, our CRE and ADC loans did not exceed those thresholds. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the thresholds. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

Consumer Laws and Regulations

The Bank is also subject to a number of other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

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

Future Legislative and Regulatory Developments

Various legislative acts are from time to time enacted by Congress or by the Utah Legislature. Additionally, regulatory agencies frequently modify or create new regulation and guidance. Such acts and modifications or new regulation and guidance may change the environment in which PUB and the Bank operate in substantial and unpredictable ways. We cannot determine the ultimate impact that potential legislation, if enacted, or implementing regulations and guidance with respect thereto, would have upon PUB’s or the Bank’s financial condition or results of operations. Finally, on February 3, 2017, President Trump signed an executive order pursuant to which he ordered the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote certain core principles laid out in the executive order. This may result in repeals of or amendments to existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements and other government policies.

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

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2016, approximately 79.6% of our loans were secured by real estate, the substantial majority of which are located in Utah, Salt Lake, Davis, Cache and Washington counties. If the local economy and particularly the real estate market declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans which represent 63.5% of our loans. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

As of December 31, 2016, 21.4% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2016, our ratio for the sum of CRE and ADC loans was 202.0% and our ratio for ADC loans was 101.8%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future. If we exceed the FDIC’s guidelines and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially and adversely affect our performance.

We operate community banks, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our associates or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

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

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small-to medium-sized businesses. Small-to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact Utah and small- to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

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

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31,

2016, our allowance for loan losses (“ALLL”) as a percentage of gross loans was 1.46%.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.

In June 2016, the Financial Accounting Standards Board (“FASB”) amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the current incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date.

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

In periods of rising interest rates, consumer demand for new residential mortgages and re-financings decreases, which in turn adversely impacts our mortgage business.

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

Competition in the banking industry generally, and in our geographic market specifically, is intense. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several larger banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies, that have strong local ties. These smaller institutions are likely to cater to the same small- to medium-sized businesses that we target. Additionally, financial technology companies (“Fintech”) have developed technology which allows customers to obtain loans via the internet in an expeditious manner and could become competitors to us.  If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

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

Approximately 79.6% of our outstanding loan portfolio as of December 31, 2016 was secured by real estate.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

We intend to grow our leasing business by originating direct leases on a national level through our newly formed GrowthFunding Equipment Finance division.  We have acquired rental streams of payments on leases from third-party leasing companies for approximately four years but to this point the negotiation and administration of such leases have been handled by third-party leasing companies. We formed our GrowthFunding Equipment Finance division in 2016 to increase our leasing portfolio and scale diversification of the commercial and industrial loan portfolio. This division will seek to underwrite leases nationwide. These leases are used to purchase equipment essential to the operations of our borrowers/lessees and are secured by the specific equipment financed. Because this division is a new line of business to the Bank, we are not certain how quickly the new, nationwide customer base will accept this new business venture, or if it will be subject to new state lending laws that are unfamiliar to us, which will result in a greater regulatory burden on the Bank. Starting a new line of business may require significant investment in personnel which, if the business is not successful, may not be recovered.   While we have hired personnel with experience in leasing, there is no assurance we will be profitable or will be able to properly administer the lease portfolio. Finally, this new division is subject to state lending requirements and other laws with which we are unfamiliar, and failure to comply with these requirements and laws could result in significant penalties to the Bank.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. For example, on February 3, 2017, President Trump signed an executive order pursuant to which he ordered the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote certain core principles laid out in the executive order. This may result in repeals of or amendments to existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as for the Bank’s borrowers, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s borrowers, and therefore on our results of operations.

The continuing enactment, potential repeal or amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

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

Some provisions of the Dodd-Frank Act have not been completely implemented. In addition, President Trump’s new administration has discussed the possibility of repealing or amending the Dodd-Frank Act and the February 3, 2017 executive order could lead to such repeals or amendments.  The changes resulting from this executive order and the continuing implementation of the Dodd-Frank Act may impact the profitability of our business activities or otherwise adversely affect our business. Failure to comply with the requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common shares.

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

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January 2014, and August 2015, prohibit creditors, such as the Bank, from extending mortgage loans without regard for a consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Further, mortgage origination systems used by the Bank must be significantly modified to comply with extensive new loan origination disclosures. Compliance with these rules will likely increase our overall regulatory compliance costs and require us to change our underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject the Bank to increased potential liability related to its residential loan origination activities.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the NASDAQ Capital Market under the symbol “PUB”. As of February 28, 2017, there were approximately 1,693 shareholders of record for the Company’s common shares. The market range of high and low closing prices for the Company’s common shares for the periods indicated are shown below:

	2016		2015
	High	Low	High	Low
First quarter	$17.23	$14.33
Second quarter (1)	17.86	15.72	$17.20	$16.06
Third quarter	21.00	16.42	17.70	15.97
Fourth quarter	27.60	19.24	17.44	15.82
(1)	Our common stock did not trade publicly prior to June 11, 2015.

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Years Ended December 31,
	2016	2015
First quarter (1)	$0.07	$-
Second quarter	0.07	0.06
Third quarter	0.07	0.06
Fourth quarter	0.08	0.06
Total	$0.29	$0.18
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

From January 1, 2013 to June 19, 2015 we issued 292,234 common shares to directors and associates in connection with stock option exercises for consideration of $1.4 million. The issuances of the securities described above were made in reliance upon exemptions from federal securities registration under Rule 701 as transactions completed pursuant to a written compensatory benefit plan for the participation of directors and associates, and under section 4(2) of the Securities Act, as transactions not constituting a public offering of securities because the shares were issued privately without general solicitation. Subsequent to June 19, 2015, all shares issued in conjunction with stock option exercises or the issuance of shares for vested RSU’s were registered under the Company’s Form S-8.

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

Issuer stock purchases

The Company made no stock repurchases during 2016 and 2015.

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

	As of December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Selected Balance Sheet Information:
Cash and cash equivalents	$67,938	$42,349	$47,702	$94,406	$98,861
Investment securities	409,121	398,618	330,839	320,388	264,413
Total loans, net	1,123,988	1,050,365	937,578	829,882	592,924
Total assets	1,665,981	1,555,982	1,367,125	1,299,190	991,423
Total deposits	1,425,074	1,309,185	1,199,233	1,144,314	869,227
Shareholders’ equity	228,517	209,408	157,659	143,672	115,710
Average balances:
Average earning assets	1,516,139	1,391,108	1,250,156	981,661	847,362
Average assets	1,598,198	1,468,942	1,331,291	1,039,561	914,603
Average shareholders' equity	221,044	186,889	152,788	126,453	112,089
	Years Ended December 31,
(Dollars in thousands except footnotes)	2016	2015	2014	2013	2012
Summary Income Statement Information:
Interest income	$72,755	$64,601	$58,203	$45,657	$42,010
Interest expense	2,874	2,961	3,260	3,337	3,629
Net interest income	69,881	61,640	54,943	42,320	38,381
Provision for loan losses	900	1,000	1,700	1,500	4,700
Net interest income after provision for loan losses	68,981	60,640	53,243	40,820	33,681
Non-interest income	16,879	16,004	15,241	14,271	11,613
Non-interest expenses	48,977	46,768	45,333	36,875	31,409
Income before income tax expense	36,883	29,876	23,151	18,216	13,885
Income tax expense	13,273	10,262	8,246	6,338	4,643
Net income	$23,610	$19,614	$14,905	$11,878	$9,242

Basic earnings per share (1)	$1.33	$1.21	$1.02	$0.92	$0.76
Diluted earnings per share (1)	1.30	1.17	0.98	0.89	0.74
Book value per share (1)	12.82	11.92	10.68	9.83	9.29
Tangible book value per share (1) (2)	12.79	11.88	10.63	9.75	9.29
Cash dividends per common share (1) (6)	0.29	0.18	0.22	0.13	0.11
Dividend ratio (6)	21.77%	15.22%	21.76%	14.13%	14.47%
Selected financial ratios:
Net interest margin (3)	4.61%	4.43%	4.39%	4.31%	4.53%
Efficiency ratio (4)	56.45%	60.23%	63.58%	63.61%	62.83%
Non-interest income to average assets	1.06%	1.09%	1.14%	1.37%	1.27%
Non-interest expense to average assets	3.06%	3.18%	3.41%	3.55%	3.43%
Return on average assets	1.48%	1.34%	1.12%	1.14%	1.01%
Return on average equity	10.68%	10.49%	9.76%	9.39%	8.25%
Non-performing assets to total assets	0.34%	0.51%	0.70%	1.61%	2.46%
Loan to deposits	78.87%	80.23%	78.18%	72.52%	68.21%
Net charge-offs (recoveries) to average loans	-0.02%	0.06%	0.11%	0.13%	1.10%
Capital Ratios:
Tier 1 leverage capital	13.71%	13.42%	11.32%	11.06%	11.85%
Total risk-based capital	20.19%	19.02%	16.01%	16.27%	18.52%
Average equity to average assets	13.83%	12.72%	11.48%	12.16%	12.26%
Tangible common equity to tangible assets (5)	13.69%	13.42%	11.48%	10.98%	11.67%

(1)	All per share data has been retroactively restated to give effect to a 44 to 1 share split which occurred in 2013.
(2)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $581,000, $679,000, $776,000 and $1.2 million at December 31, 2016, 2015, 2014 and 2013, respectively, and there were no intangible assets at December 31, 2012.

(3)	Net interest margin is defined as net interest income divided by average earning assets.
(4)

Represents the sum of non-interest expense less merger costs all divided by the sum of net interest income and non-interest income. Merger costs were $711,000 and $879,000 for 2014 and 2013, respectively. There were no merger costs in the years ended December 31, 2016, 2015 and 2012.

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

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have 18 banking branches operating historically through two wholly-owned banking subsidiaries, BAF and LSB, which began offering banking services in 1913 and 1905, respectively. On September 29, 2015, the Company completed the merger of the charters of BAF and LSB and renamed the combined bank People’s Intermountain Bank. BAF and LSB will continue to do business as registered names of PIB and we believe this merger of charters will allow the Bank to improve efficiencies. We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small- to medium-sized businesses that require highly personalized commercial banking products and services.

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

LSB Merger

On October 18, 2013, we completed our acquisition of LSB. Under the terms of the merger agreement, PUB issued 2,044,736 common shares and paid cash totaling $8.7 million to the former shareholders of Lewiston Bancorp. Lewiston Bancorp shareholders received $9.89 per share paid in PUB common shares and cash for an aggregate deal value of $28.9 million. Of the cash paid, $1.05 million was initially held in escrow as of the merger date. At December 31, 2016, $360,000 of this cash remains held in escrow pending the resolution of certain contingencies to be evaluated at December 31, 2017. In 2014, $297,000 of previously held escrow funds, plus accrued interest was paid to PUB.

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2016	2015	2014	2013	2012
Net income	$23,610	$19,614	$14,905	$11,878	$9,242
Basic earnings per share	1.33	1.21	1.02	0.92	0.76
Diluted earnings per share	1.30	1.17	0.98	0.89	0.74
Total loans, net	1,123,988	1,050,365	937,578	829,882	592,924
Total assets	1,665,981	1,555,982	1,367,125	1,299,190	991,423
Total deposits	1,425,074	1,309,185	1,199,233	1,144,314	869,227
Net interest margin	4.61%	4.43%	4.39%	4.31%	4.53%
Efficiency ratio	56.45%	60.23%	63.58%	63.61%	62.83%
Return on average assets	1.48%	1.34%	1.12%	1.14%	1.01%
Return on average equity	10.68%	10.49%	9.76%	9.39%	8.25%
Average equity to average assets	13.83%	12.72%	11.48%	12.16%	12.26%
Non-performing assets to total assets	0.34%	0.51%	0.70%	1.61%	2.46%
Liquidity ratio (1)	30.58%	29.91%	28.84%	33.51%	37.95%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $37.5 million, $38.2 million, $29.7 million, $27.5 million, and $31.0 million for each of the five years ended December 31, 2016, respectively.

Key ratios for 2016 and 2015

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the year ended December 31, 2016 increased 20.4% to $23.6 million from $19.6 million for the comparable period in 2015. Net income for the year ended December 31, 2016 increased primarily due to an increase to net loans from loan growth, a higher net interest margin, an increase in non-interest income and a lower provision for loan losses. Basic earnings per share, or EPS, increased to $1.33 for the year ended December 31, 2016 compared to $1.21 for the comparable period in 2015. Diluted EPS increased to $1.30 per share for the year ended December 31, 2016 compared to $1.17 per share for the comparable period in 2015. ROE was 10.68% for the year ended December 31, 2016 compared to 10.49% for the comparable period in 2015.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the year ended December 31, 2016 our ROA was 1.48% compared to 1.34% for the year ended December 31, 2015. The increase in the year ended December 31, 2016 compared to the comparable period in 2015 is primarily due to the higher growth in net income during the year.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.34% as of December 31, 2016 compared to 0.51% as of December 31, 2015. The improvement in this ratio was due primarily to a decrease in non-performing assets of $2.4 million comparing December 31, 2016 to year-end 2015.  Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments and interest earning balances. As of December 31, 2016, total assets grew 7.1% from December 31, 2015, total loans held for investment increased by 6.9% and investment securities increased 2.6%. Loan growth in 2016 came primarily from the increased level of commercial real estate lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. Our average equity to average assets ratio as of December 31, 2016 was 13.83% compared to 12.72% as of December 31, 2015. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 30.58% as of December 31, 2016, compared to 29.91% as of December 31, 2015.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the years ended December 31, 2016 and 2015, our net interest margin was 4.61% and 4.43%, respectively. The improvement in net interest margin is attributable primarily to higher loan yields, loans representing a higher mix of average earning assets, and lower costs of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 56.45% for the year ended December 31, 2016, as compared to 60.23% for the year ended December 31, 2015.  The improvement in the efficiency ratio during the current year is primarily attributable to higher revenue growth as compared to the increase in operating expenses.

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

	Years Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$42,858	$210	0.49%	$66,071	$163	0.25%	$44,687	$136	0.30%
Securities: (1)
Taxable securities	285,903	4,279	1.50%	257,480	3,947	1.53%	258,561	4,487	1.74%
Non-taxable securities (2)	89,647	2,547	2.84%	82,211	2,501	3.04%	82,434	2,669	3.24%
Loans (3) (4)	1,095,619	66,599	6.08%	983,294	58,861	5.99%	861,785	51,842	6.02%
Non-marketable equity securities	2,112	11	0.52%	2,052	4	0.19%	2,689	3	0.11%
Total interest earning assets	1,516,139	$73,646	4.86%	1,391,108	$65,476	4.71%	1,250,156	$59,137	4.73%
Allowance for loan losses	(16,036)			(15,431)			(14,454)
Non-interest earning assets	98,095			93,265			95,589
Total average assets	$1,598,198			$1,468,942			$1,331,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$607,714	$1,686	0.28%	$557,917	$1,553	0.28%	$513,241	$1,493	0.29%
Money market accounts	150,028	354	0.24%	143,766	326	0.23%	137,829	311	0.23%
Certificates of deposit, under $100,000	94,689	306	0.32%	105,780	431	0.41%	115,103	592	0.51%
Certificates of deposit, $100,000 and over	73,860	488	0.66%	82,653	645	0.78%	91,878	862	0.94%
Total interest bearing deposits	926,291	2,834	0.31%	890,116	2,955	0.33%	858,051	3,258	0.38%
Short-term borrowings	12,072	41	0.34%	2,607	6	0.23%	1,299	2	0.15%
Total interest bearing liabilities	938,363	$2,875	0.31%	892,723	$2,961	0.33%	859,350	$3,260	0.38%
Other non-interest bearing liabilities	438,791			389,330			319,153
Shareholders’ equity	221,044			186,889			152,788
Total average liabilities and shareholders’ equity	$1,598,198			$1,468,942			$1,331,291
Net interest income (tax-equivalent)		$70,771			$62,515			$55,877
Interest rate spread (tax-equivalent)			4.55%			4.38%			4.35%
Net interest margin (tax-equivalent) (5)			4.67%			4.49%			4.47%
(1)	Excludes average unrealized gains of $1.2 million, $1.7 million and $642,000 for the years ended December 31, 2016, 2015 and 2014, respectively which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $893,000, $875,000 and $934,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Loan interest income includes loan fees of $6.1 million, $4.9 million and $3.6 million for the year ended December 31, 2016, 2015 and 2014, respectively.
(4)

Average loans do not include average non-accrual loans of $5.5 million, $8.0 million and $11.2 million for year ended December 31, 2016, 2015 and 2014, respectively, which are included in non-interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(72)	$119	$47	$56	$(29)	$27
Taxable securities	427	(95)	332	(19)	(521)	(540)
Non-taxable securities (1)	218	(172)	46	(7)	(161)	(168)
Loans	6,815	923	7,738	7,275	(256)	7,019
Federal Home Loan Bank stock	-	7	7	(1)	2	1
Total interest income (tax-equivalent)	7,388	782	8,170	7,304	(965)	6,339
Interest expense:
Demand and savings accounts	138	(5)	133	126	(66)	60
Money market accounts	14	14	28	13	2	15
Certificates of deposit, under $100,000	(42)	(83)	(125)	(45)	(116)	(161)
Certificates of deposit, $100,000 and over	(64)	(93)	(157)	(81)	(136)	(217)
Short-term borrowings	31	4	35	3	1	4
Total interest expense	77	(163)	(86)	16	(315)	(299)
Net interest income (tax-equivalent)	$7,311	$945	$8,256	$7,288	$(650)	$6,638
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $8.3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in interest income was primarily driven by increased volume on loans and improved loan yields, offset by lower yields on investment securities. Additionally, lower deposit cost of funds offset the additional interest expense resulting from deposit growth.

Net interest income (tax-equivalent) increased $6.6 million for the year ended December 31, 2015 compared to the same period in 2014. Increased loan volumes principally drove the increase in interest income during 2015, which was offset by decreases in interest income from lower average rates on loans and investment securities. Additionally, interest expense also decreased for the year ended December 31, 2015 compared to the same period in 2014 due to lower deposit interest rates, offsetting the additional interest expense resulting from deposit growth.

Financial Overview for the Years Ended December 31, 2016 and 2015

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income	$72,755	$64,601	$8,154	12.6%
Interest expense	2,874	2,961	(87)	(2.9)%
Net interest income	69,881	61,640	8,241	13.4%
Provision for loan losses	900	1,000	(100)	(10.0)%
Net interest income after provision for loan losses	68,981	60,640	8,341	13.8%
Non-interest income	16,879	16,004	875	5.5%
Non-interest expense	48,977	46,768	2,209	4.7%
Income before income tax expense	36,883	29,876	7,007	23.5%
Income tax expense	13,273	10,262	3,011	29.3%
Net income	$23,610	$19,614	$3,996	20.4%

Net Income. Our net income grew by $4.0 million to $23.6 million for the year ended December 31, 2016 as compared to $19.6 million for the same period in 2015. This was attributable principally to increases in net interest income of $8.2 million, non-interest income of $875,000, and a decline of $100,000 in provision for loan loss. These increases to net income were offset by an increase of $2.2 million in non-interest expenses and a $3.0 million increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the year ended December 31, 2016 was primarily driven by interest earned on higher average balances in interest-earning assets attributable to internal growth. Interest expense for the year ended December 31, 2016 decreased $87,000 from the same period in 2015 due to lower deposit rates.

The tax-equivalent yield on our average interest earning assets was 4.86% for the year ended December 31, 2016 compared to 4.71% for the same period in 2015.  This is primarily attributable to a higher loan yield of 6.08% in 2016 compared to 5.99% in 2015 and average loans representing a higher percentage of average earning assets in 2016 compared to 2015.

The cost of funding our earning assets declined from 0.33% in 2015 to 0.31% in 2016 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2016 was $900,000 compared to $1.0 million for the same period in 2015. We experienced net loan recoveries in 2016 of $258,000 compared to net loans charged-off of $594,000 in 2015.  The decrease in the provision for loan losses in 2016 compared to 2015 is primarily due to net recoveries, lower loss rates experienced based on improvements in the quality of the loan portfolio compared to December 31, 2015, and offset by additional reserves on increases in average loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$2,181	$2,449	$(268)	(10.9)%
Card processing	4,451	4,250	201	4.7%
Mortgage banking	8,478	7,316	1,162	15.9%
Other operating	1,769	1,989	(220)	(11.1)%
Total non-interest income	$16,879	$16,004	$875	5.5%

The increase in total non-interest income during the year ended December 31, 2016 compared to the same period in 2015 was primarily influenced by an increase of 15.9% in mortgage banking income resulting from higher volumes of residential mortgage loans originated and sold during the year.  We cannot assure you that growth in residential mortgage loans will continue in future periods because mortgage interest rates have risen in the fourth quarter of 2016 and the mortgage banking business has historically been a cyclical business. The decrease in service charges on deposit accounts is primarily due to reduced volume of processed and returned items. Other operating income in 2016 has declined from 2015 primarily because of approximately $510,000 of gains on sales of foreclosed assets in 2015 compared to $171,000 in 2016.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$31,441	$29,892	$1,549	5.2%
Occupancy, equipment and depreciation	4,296	3,953	343	8.7%
Data processing	2,866	2,831	35	1.2%
FDIC premiums	631	754	(123)	(16.3)%
Card processing	2,178	2,017	161	8.0%
Marketing and advertising	1,044	853	191	22.4%
Other	6,521	6,468	53	0.8%
Total non-interest expense	$48,977	$46,768	$2,209	4.7%
Salaries and employee benefits of $31.4 million in the year ended December 31, 2016 represents 64.2% of our total non-interest expense, and increased 5.2% compared to the same period in 2015. This increase primarily resulted from an increase of nine average full-time equivalent new hires, salary increases, variable compensation costs to support our balance sheet and income growth and an expansion of our leasing division.

Occupancy, equipment and depreciation expenses increased during 2016 primarily because of the loss of a sublessee’s rental income.  We also experienced increases in our marketing, advertising, and card processing expenses primarily from expanding our marketing efforts and costs associated with higher card processing income. Non-interest expenses and the efficiency ratio in 2017 could be impacted by investments in new branches, which we plan to open during the first half of 2017.

Provision for Income Taxes. We recorded tax provisions of $13.3 million for the year ended December 31, 2016 compared to $10.3 million for the same period in 2015. Our effective tax rate was approximately 36.0% for 2016 and 34.3% for the same period in 2015. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes. As of December 31, 2016, the Company had an uncertain tax position of $200,000 related to the rehabilitation credit recorded in 2015.  We believe this uncertain tax position will be resolved in 2017.

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

The tax-equivalent yield on our average interest earning assets was 4.71% for the year ended December 31, 2015 compared to 4.73% for the same period in 2014. Although we experienced a decrease in our yield on loans to 5.99% during the year ended December 31, 2015 from 6.02% during the year ended December 31, 2014 due to competitive market pressures, the income from the increased volume in loans offset the decrease in loan yield.

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

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$29,892	$27,584	$2,308	8.4%
Occupancy, equipment and depreciation	3,953	3,889	64	1.6%
Data processing	2,831	2,792	39	1.4%
FDIC premiums	754	810	(56)	(6.9)%
Card processing	2,017	2,136	(119)	(5.6)%
Marketing and advertising	853	934	(81)	(8.7)%
Merger related expenses	-	711	(711)	(100.0)%
Other	6,468	6,477	(9)	(0.1)%
Total non-interest expense	$46,768	$45,333	$1,435	3.2%

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

Provision for Income Taxes. We recorded tax provisions of $10.3 million for the year ended December 31, 2015 compared to $8.2 million for the same period in 2014. Our effective tax rate was approximately 34.3% for 2015 and 35.6% for the same period in 2014. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes. A tax credit of approximately $400,000 was a one-time credit for 2015, which is unlikely to repeat in future years and which will likely result in an increase to our effective tax rate going forward.

Financial Condition

Our total assets as of December 31, 2016 were $1.67 billion, an increase of 7.1% compared to December 31, 2015. Our total loans, net as of December 31, 2016 were $1.12 billion, an increase of 7.0% from December 31, 2015. Total deposits as of December 31, 2016 were $1.43 billion, an increase of 8.9% compared to December 31, 2015.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Loans held for sale	$20,826	$17,947	$12,272	$13,555	$25,118
Loans held for investment:
Commercial real estate loans:
Real estate term	582,029	577,804	521,536	455,827	328,476
Construction and land development	240,120	179,664	155,117	136,610	86,116
Total commercial real estate loans	822,149	757,468	676,653	592,437	414,592
Commercial and industrial	213,260	208,277	178,116	142,562	95,547
Consumer loans:
Residential and home equity	72,959	71,169	73,515	82,703	63,491
Consumer and other	15,678	14,945	15,421	15,238	9,117
Total consumer loans	88,637	86,114	88,936	97,941	72,608
Gross loans held for investment	1,124,046	1,051,859	943,705	832,940	582,747
Net deferred loan fees	(4,169)	(3,884)	(3,248)	(2,223)	(1,235)
Loans held for investment	1,119,877	1,047,975	940,457	830,717	581,512
Allowance for loan losses	(16,715)	(15,557)	(15,151)	(14,390)	(13,706)
Loans held for investment, net	1,103,162	1,032,418	925,306	816,327	567,806
Total loans, net	$1,123,988	$1,050,365	$937,578	$829,882	$592,924

	December 31,
(Percentage of gross loans held for investment)	2016	2015	2014	2013	2012
Loans held for investment:
Commercial real estate loans:
Real estate term	51.7%	54.9%	55.3%	54.7%	56.4%
Construction and land development	21.4%	17.1%	16.4%	16.4%	14.7%
Total commercial real estate loans	73.1%	72.0%	71.7%	71.1%	71.1%
Commercial and industrial	19.0%	19.8%	18.9%	17.1%	16.4%
Consumer loans:
Residential and home equity	6.5%	6.8%	7.8%	10.0%	10.9%
Consumer and other	1.4%	1.4%	1.6%	1.8%	1.6%
Total consumer loans	7.9%	8.2%	9.4%	11.8%	12.5%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

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

Contractual maturities as of December 31, 2016 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$65,176		$225,820	$291,033	$582,029	$137,849	$379,004
Construction and land development	196,990		40,059	3,071	240,120	19,472	23,658
Total commercial real estate loans	262,166		265,879	294,104	822,149	157,321	402,662
Commercial and industrial	91,692		90,390	31,178	213,260	82,780	38,788
Consumer loans:
Residential and home equity	12,228		21,972	38,759	72,959	11,558	49,173
Consumer and other	6,911		7,379	1,388	15,678	8,239	528
Total consumer loans	19,139		29,351	40,147	88,637	19,797	49,701
Gross loans held for investment	$372,997	(1)	$385,620	$365,429	$1,124,046	$259,898	$491,151	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $864 million or 76.9% of total loans at December 31, 2016.

Concentrations. As of December 31, 2016, in management’s judgment, a concentration of loans existed in real estate related loans. As of that date, real estate related loans comprised 79.6% of gross loans held for investment, of which commercial real estate represents 51.7%, 21.4% are construction and land development loans, and 6.5% are residential and home equity loans. Compared to the concentrations as of December 31, 2015, we experienced increases in the percentage mix in the real estate related loans of 0.8% and in construction and land development loans of 4.3%.  We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.  Within our real estate term portfolio, our largest concentration is in the category of office space representing $263.6 million or 23.5% of total gross loans held for investment.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	December 31,
(Dollars in thousands, except footnotes)	2016	2015	2014	2013	2012
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,386	$2,961	$1,465	$3,943	$2,612
Construction and land development	378	56	578	2,625	12,517
Commercial and industrial	1,211	1,176	1,787	2,147	380
Residential and home equity	142	631	428	612	1,348
Consumer and other	14	88	63	123	7
Total non-accrual, not troubled-debt restructured loans	4,131	4,912	4,321	9,450	16,864
Troubled-debt restructured loans non-accrual
Real estate term	808	1,153	1,106	4,801	3,048
Construction and land development	396	1,329	933	1,417	-
Commercial and industrial	-	21	1,200	-	-
Residential and home equity	-	-	289	1,138	1,056
Consumer and other	-	-	-	-	-
Total troubled-debt restructured, non-accrual loans	1,204	2,503	3,528	7,356	4,104
Total non-accrual loans (1)	5,335	7,415	7,849	16,806	20,968
Accruing loans past due 90 days or more	22	3	15	7	1,493
Total non-performing loans (NPL)	5,357	7,418	7,864	16,813	22,461
OREO	245	568	1,673	4,092	1,907
Total non-performing assets (NPA) (2)	$5,602	$7,986	$9,537	$20,905	$24,368
Accruing troubled debt restructured loans	$5,572	$7,049	$8,399	$7,393	$1,744
Non-accrual troubled debt restructured loans	1,204	2,503	3,528	7,356	4,104
Total troubled debt restructured loans	$6,776	$9,552	$11,927	$14,749	$5,848
Selected ratios:
NPL to total loans held for investment, net	0.49%	0.72%	0.84%	2.03%	3.79%
NPA to total assets	0.34%	0.51%	0.70%	1.61%	2.46%
(1)

We estimate that approximately $298,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2016 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2016, non-performing assets had not been reduced by U.S. government guarantees of $16,000.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $6.8 million and $9.6 million as of December 31, 2016 and 2015, respectively. Our TDR loans are considered impaired loans of which $1.2 million and $2.5 million as of December 31, 2016 and 2015, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(in thousands)	2016	2015
Balance, beginning of period	$568	$1,673
Additions	482	12
Write-downs	(53)	(52)
Sales	(752)	(1,065)
Balance, end of period	$245	$568

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

The following table sets forth the activity in our ALLL for the periods indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses:
Beginning balance	$15,557	$15,151	$14,390	$13,706	$15,462
Loans charged off:
Real estate term	(17)	(32)	(705)	(270)	(1,602)
Construction and land development	-	(396)	(26)	(772)	(3,579)
Commercial and industrial	(1,511)	(350)	(949)	-	(1,199)
Residential and home equity	(6)	-	(16)	(57)	(882)
Consumer and other	(240)	(281)	(356)	(197)	(215)
Total	(1,774)	(1,059)	(2,052)	(1,296)	(7,477)
Recoveries:
Real estate term	621	80	498	45	130
Construction and land development	652	46	365	70	321
Commercial and industrial	441	191	91	133	326
Residential and home equity	92	67	37	35	77
Consumer and other	226	81	122	197	167
Total	2,032	465	1,113	480	1,021
Net loan recoveries (charged off)	258	(594)	(939)	(816)	(6,456)
Provision for loan losses	900	1,000	1,700	1,500	4,700
Ending balance	$16,715	$15,557	$15,151	$14,390	$13,706
Gross loans	$1,144,872	$1,069,806	$955,977	$846,495	$607,865
Average loans	1,095,619	983,294	861,785	648,025	587,012
Non-performing loans	5,357	7,418	7,864	16,813	22,461
Selected ratios:
Net charge-offs to average loans	-0.02%	0.06%	0.11%	0.13%	1.10%
Provision for loan losses to average loans	0.08%	0.10%	0.20%	0.23%	0.80%
Allowance for loan losses to loans outstanding at end of period	1.46%	1.45%	1.58%	1.70%	2.25%

The decrease in ALLL as a percentage of total loans from 2012 to 2016 is attributable to overall improvement in the credit quality of the underlying loan portfolio.

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

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Commercial real estate loans:
Real estate term	$6,770	$6,783	$5,181	$7,268	$5,189
Construction and land development	5,449	3,984	4,425	2,915	4,191
Total commercial real estate loans	12,219	10,767	9,606	10,183	9,380
Commercial and industrial	3,718	3,941	4,608	3,105	2,777
Consumer loans:
Residential and home equity	617	603	671	838	1,249
Consumer and other	161	246	266	264	300
Total consumer loans	778	849	937	1,102	1,549
Total	$16,715	$15,557	$15,151	$14,390	$13,706

	December 31,
(Percentage of gross loans held for investment)	2016	2015	2014	2013	2012
Commercial real estate loans:
Real estate term	51.7%	54.9%	55.3%	54.7%	56.4%
Construction and land development	21.4%	17.1%	16.4%	16.4%	14.7%
Total commercial real estate loans	73.1%	72.0%	71.7%	71.1%	71.1%
Commercial and industrial	19.0%	19.8%	18.9%	17.1%	16.4%
Consumer loans:
Residential and home equity	6.5%	6.8%	7.8%	10.0%	10.9%
Consumer and other	1.4%	1.4%	1.6%	1.8%	1.6%
Total consumer loans	7.9%	8.2%	9.4%	11.8%	12.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $409.1 million, $398.6 million and $330.8 million as of December 31, 2016, 2015 and 2014, respectively. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of December 31, 2016, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(in thousands)	2016	2015	2014
Available for sale securities:
U.S. Government agencies	$118,603	$103,990	$43,034
Municipal securities	25,519	37,730	50,308
Mortgage-backed securities	181,821	181,386	192,084
Corporate securities	9,666	9,630	10,211
Total	335,609	332,736	295,637
Held to maturity securities:
Municipal securities	73,512	63,650	32,970
Other securities	-	2,232	2,232
Total	73,512	65,882	35,202
Total investment securities	$409,121	$398,618	$330,839

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of December 31, 2016:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$12,283	0.97%	$97,081	1.16%	$9,838	2.37%	$-	0.00%	$119,202	1.24%
Municipal securities	9,928	3.62%	8,975	4.67%	5,287	3.45%	986	3.64%	25,176	3.96%
Mortgage-backed securities	-	1.72%	1,646	1.41%	74,347	1.50%	106,874	1.79%	182,867	1.67%
Other securities	-	0.00%	3,000	1.88%	4,000	1.92%	3,000	4.00%	10,000	2.53%
Total	22,211	2.16%	110,702	1.47%	93,472	1.72%	110,860	1.87%	337,245	1.71%
Held to maturity securities:
Municipal securities	10,099	2.02%	46,310	2.32%	12,403	2.92%	4,700	3.41%	73,512	2.45%
Other securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	10,099	2.02%	46,310	2.32%	12,403	2.92%	4,700	3.41%	73,512	2.45%
Total investment securities	$32,310	2.11%	$157,012	1.72%	$105,875	1.86%	$115,560	1.93%	$410,757	1.85%

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

Deposits

Total deposits were $1.43 billion, $1.31 billion and $1.20 billion as of December 31, 2016, 2015 and 2014, respectively. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits increased to $443.1 million, or 31.1% of total deposits as of December 31, 2016, from $408.5 million or 31.2% as of December 31, 2015 and $327.1 million or 27.3% as of December 31, 2014. Interest bearing deposits are comprised of money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$426,487	0.00%	$379,468	0.00%	$309,225	0.00%
Interest bearing deposits:
Interest bearing demand and savings	607,714	0.28%	557,917	0.28%	513,241	0.29%
Money market	150,028	0.24%	143,766	0.23%	137,829	0.23%
Certificates of deposit under $100,000	94,689	0.32%	105,780	0.41%	115,103	0.51%
Certificates of deposit $100,000 and over	73,860	0.66%	82,653	0.78%	91,878	0.94%
Total interest bearing deposits	926,291	0.31%	890,116	0.33%	858,051	0.38%
Total	$1,352,778		$1,269,584		$1,167,276

Additionally, the following table shows the maturities of CDs of $100,000 or more:

December 31,
(in thousands)	2016
Due in three months or less	$13,450
Due in over three months through six months	11,796
Due in over six months through twelve months	16,140
Due in over twelve months	33,420
Total	$74,806

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average rate for interest bearing deposits has declined from 0.33% in 2015 to 0.31% in 2016.  In a rising rate environment, it is likely the cost of interest bearing deposits will rise in future periods.

Shareholders’ Equity

As of December 31, 2016, our shareholders’ equity totaled $228.5 million, an increase of $19.1 million or 9.1% since December 31, 2015. The increase in shareholders’ equity for the year ended December 31, 2016 resulted primarily from net income of $23.6 million for the year ended December 31, 2016, stock options exercised of $777,000 and less dividends declared during 2016 of $5.1 million.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Dividends declared during 2016 represented a dividend payout ratio of 21.8% of net income for the year ended December 31, 2016.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

The following table sets forth our capital ratios.

	Basel III	PUB
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2016	2015
Tier 1 leverage capital ratio	NA	13.71%	13.42%
Tier 1 risk-based capital	8.00%	18.93%	17.76%
Total risk-based capital	10.00%	20.19%	19.02%

PUB and the Bank were well-capitalized as of December 31, 2016 and 2015 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2016:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$445,645	$305,787	$79,485	$8,418	$51,955
Standby letters of credit	29,332	29,332	-	-	-
Credit cards	25,803	25,803	-	-	-
Total	$500,780	$360,922	$79,485	$8,418	$51,955

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2016:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$158,064	$90,838	$41,524	$21,262	$4,440
Deposits without stated maturity	1,267,010	1,267,010	-	-	-
Short-term borrowings	3,199	3,199	-	-	-
Total	$1,428,273	$1,361,047	$41,524	$21,262	$4,440

The Company has entered into agreements to construct two branch facilities scheduled to open in 2017.  Estimated construction costs for the two branches are expected to be approximately $1.8 million.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 30.58% as of December 31, 2016 compared to 29.91% as of December 31, 2015.

We have the following borrowing lines available at December 31, 2016:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Funds	$25,000	$25,000	$-	$25,000	$-
Federal Home Loan Bank	311,156	311,156	-	$311,156	467,629
Federal Reserve	22,586	22,586	-	$22,586	32,000
	$358,742	$358,742	$-	$358,742	$499,629

As of December 31, 2016, our net liquid assets were comprised of the following:

(in thousands)	Amount
Cash and due from banks	$26,524
Interest bearing deposits	37,958
Federal funds sold	3,456
Total cash and cash equivalents	67,938
Available for sale investment securities	335,609
Loans held for sale	20,826
Less: securities pledged as collateral	(37,492)
Total net liquid assets	$386,881

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.

We have no outstanding short-term borrowings under the credit lines described in the above table as of December 31, 2016.  In the fourth quarter of 2015, we had a $62.5 million increase in net total loans, but experienced a decrease in deposits in December of 2015 of $23.7 million. Based on favorable interest rates on our credit lines and our anticipation that the decrease in deposits was short-term, we utilized our credit lines with the Federal Home Loan Bank (“FHLB”) to meet our short-term loan funding requirements in the fourth quarter of 2015.  The outstanding short-term borrowings from the FHLB were paid off during 2016.  On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

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

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans and purchases and sales of investment securities. As of December 31, 2016 we had outstanding loan commitments of $471.4 million and outstanding letters of credit of $29.3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2016, 2015 and 2014, deposits increased $115.9 million, $110.0 million and $54.9 million respectively.

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

We periodically review the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. Although we believe the levels of our ALLL as of December 31, 2016 and 2015 were adequate to absorb losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance that has either been issued or is effective during 2016 or 2015 and may possibly have a material impact on the Company includes amendments to:

• Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments;

• FASB ASC Topic 326, Financial Instruments - Credit Losses

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

Our sensitivity of net interest income as of December 31, 2016 is as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$78,478	5.62%	5.05%	0.58%
Up 200 basis points	77,063	3.72%	4.85%	0.39%
Up 100 basis points	75,654	1.82%	4.65%	0.19%
BASE	74,301	0.00%	4.46%	0.00%
Down 100 basis points	72,304	(2.69)%	4.17%	(0.29)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

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

Our gap analysis as of December 31, 2016 is as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Cash and due from banks	$31,155	$-	$-	$-	$-	$31,155
Federal funds sold	3,456	-	-	-	-	3,456
Investment securities	16,310	24,945	76,538	256,430	392	374,615
Loans	403,802	139,876	367,684	229,341	-	1,140,703
Total interest bearing assets	454,723	164,821	444,222	485,771	392	1,549,929
Interest bearing liabilities:
Interest bearing demand and savings	654,540	-	-	-	-	654,540
Money market	169,370	-	-	-	-	169,370
Certificates of deposit under $100,000	23,170	29,592	19,520	10,976	-	83,258
Certificates of deposit $100,000 and over	13,896	26,874	19,335	14,701	-	74,806
Short-term borrowings	3,199	-	-	-	-	3,199
Total interest bearing liabilities	864,175	56,466	38,855	25,677	-	985,173
Period gap	(409,452)	108,355	405,367	460,094	392	564,756

Cumulative interest earning assets	$454,723	$619,544	$1,063,766	$1,549,537	$1,549,929
Cumulative interest bearing liabilities	864,175	920,641	959,496	985,173	985,173
Cumulative gap	(409,452)	(301,097)	104,270	564,364	564,756
Cumulative interest earning assets to cumulative interest bearing liabilities	52.62%	67.29%	110.87%	157.29%	157.33%
Cumulative gap as a percent of:
Total assets	(25.12)%	(18.47)%	6.40%	34.63%	34.65%
Interest earning assets	(90.04)%	(48.60)%	9.80%	36.42%	36.44%
As of December 31, 2016, we had $619.5 million in assets, and $920.6 million in liabilities re-pricing within one year. This means that more of our interest rate sensitive liabilities will change to the then-current rate than our interest rate sensitive assets (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year as of December 31, 2016 is 67.29%. This analysis indicates that if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

People’s Utah Bancorp

We have audited the accompanying consolidated balance sheets of People’s Utah Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited People’s Utah Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). People’s Utah Bancorp and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People’s Utah Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, People’s Utah Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ TANNER LLC

Salt Lake City, Utah

March 10, 2017

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$26,524	$19,745
Interest bearing deposits	37,958	20,428
Federal funds sold	3,456	2,176
Total cash and cash equivalents	67,938	42,349
Investment securities:
Available for sale, at fair value	335,609	332,736
Held to maturity, at historical cost	73,512	65,882
Total investment securities	409,121	398,618
Non-marketable equity securities	1,827	2,244
Loans held for sale	20,826	17,947
Loans:
Loans held for investment	1,119,877	1,047,975
Less allowance for loan losses	(16,715)	(15,557)
Total loans held for investment, net	1,103,162	1,032,418
Premises and equipment, net	21,926	22,104
Accrued interest receivable	5,557	5,767
Deferred income tax assets	9,799	8,606
Other real estate owned	245	568
Bank-owned life insurance	19,714	19,170
Other assets	5,866	6,191
Total assets	$1,665,981	$1,555,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$443,100	$408,508
Interest bearing deposits	981,974	900,677
Total deposits	1,425,074	1,309,185
Short-term borrowings	3,199	27,204
Accrued interest payable	305	314
Other liabilities	8,886	9,871
Total liabilities	1,437,464	1,346,574
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,819,538 and 17,567,154 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	178	176
Additional paid-in capital	68,657	67,338
Retained earnings	160,692	142,223
Accumulated other comprehensive income (loss)	(1,010)	(329)
Total shareholders’ equity	228,517	209,408
Total liabilities and shareholders’ equity	$1,665,981	$1,555,982

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2016	2015	2014
Interest income
Interest and fees on loans	$66,600	$58,861	$51,842
Interest and dividends on investments	6,155	5,740	6,361
Total interest income	72,755	64,601	58,203
Interest expense	2,874	2,961	3,260
Net interest income	69,881	61,640	54,943
Provision for loan losses	900	1,000	1,700
Net interest income after provision for loan losses	68,981	60,640	53,243
Non-interest income
Service charges on deposit accounts	2,181	2,449	2,821
Card processing	4,451	4,250	4,185
Mortgage banking	8,478	7,316	6,444
Other operating	1,769	1,989	1,791
Total non-interest income	16,879	16,004	15,241
Non-interest expense
Salaries and employee benefits	31,441	29,892	27,584
Occupancy, equipment and depreciation	4,296	3,953	3,889
Data processing	2,866	2,831	2,792
FDIC premiums	631	754	810
Card processing	2,178	2,017	2,136
Marketing and advertising	1,044	853	934
Merger-related expenses	-	-	711
Other	6,521	6,468	6,477
Total non-interest expense	48,977	46,768	45,333
Income before income tax expense	36,883	29,876	23,151
Income tax expense	13,273	10,262	8,246
Net income	$23,610	$19,614	$14,905
Earnings per common share:
Basic	$1.33	$1.21	$1.02
Diluted	$1.30	$1.17	$0.98
Weighted average common shares outstanding:
Basic	17,732,920	16,258,424	14,677,499
Diluted	18,214,924	16,829,205	15,134,025

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net income	$23,610	$19,614	$14,905
Other comprehensive income
Unrealized holding gains (losses) on securities available for sale	(1,104)	(1,781)	2,165
Tax effect	423	673	(830)
Unrealized holding gains (losses) on securities available for sale, net of tax	(681)	(1,108)	1,335
Total comprehensive income	$22,929	$18,506	$16,240

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2016

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2014	14,615,310	$146	$30,149	$113,933	$(556)	$143,672
Comprehensive income	-	-	-	14,905	1,335	16,240
Cash dividends declared ($0.22 per share)	-	-	-	(3,243)	-	(3,243)
Share-based compensation	-	-	221	-	-	221
Exercise of stock options	142,811	2	767	-	-	769
Balance as of December 31, 2014	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	-	-	-	19,614	(1,108)	18,506
Cash dividends declared ($0.18 per share)	-	-	-	(2,986)	-	(2,986)
Issuance of common shares	2,657,000	27	34,870	-	-	34,897
Share-based compensation	-	-	485	-	-	485
Exercise of stock options	152,033	1	846	-	-	847
Balance as of December 31, 2015	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	-	-	-	23,610	(681)	22,929
Cash dividends declared ($0.29 per share)	-	-	-	(5,141)	-	(5,141)
Share-based compensation	-	-	544	-	-	544
Exercise of stock options and vested restricted stock units	252,384	2	775	-	-	777
Balance as of December 31, 2016	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$23,610	$19,614	$14,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	1,000	1,700
Depreciation and amortization	2,527	2,552	2,257
Deferred income taxes	(771)	(250)	91
Net amortization of securities discounts and premiums	3,080	3,174	2,980
Other	423	364	13
Gain on sale of loans held for sale	(6,341)	(5,247)	(4,356)
Originations of loans held for sale	(278,083)	(229,708)	(189,539)
Proceeds from sale of loans held for sale	281,545	229,280	195,178
Net changes in:
Accrued interest receivable	210	(514)	108
Other assets	(219)	(1,042)	(238)
Accrued interest payable	(9)	(29)	(43)
Other liabilities	(985)	3,543	(3,396)
Net cash provided by operating activities	25,887	22,737	19,660
Cash flows from investing activities:
Net change in loans held for investment	(72,126)	(108,112)	(111,868)
Purchase of available-for-sale securities	(153,853)	(167,397)	(123,504)
Purchase of held-to-maturity securities	(17,170)	(40,535)	(16,834)
Proceeds from maturities/sales of available-for-sale securities	147,413	125,736	120,772
Proceeds from maturities of held-to-maturity securities	8,923	9,461	8,414
Purchase of bank-owned life insurance	-	(12,157)	-
Purchase of premises and equipment	(2,345)	(3,028)	(2,062)
Proceeds from sale of other real estate owned, net of improvements	923	1,206	3,700
Proceeds from sale of non-marketable equity securities	417	384	106
Net cash used in investing activities	(87,818)	(194,442)	(121,276)
Cash flows from financing activities:
Net increase in deposits	115,889	109,952	54,919
Issuance of common shares	-	34,897	-
Proceeds related to exercise of stock options	777	847	769
Net change in short-term borrowings	(24,005)	25,708	401
Cash dividends paid	(5,141)	(5,052)	(1,177)
Net cash provided by financing activities	87,520	166,352	54,912
Net change in cash and cash equivalents	25,589	(5,353)	(46,704)
Cash and cash equivalents, beginning of year	42,349	47,702	94,406
Cash and cash equivalents, end of year	$67,938	$42,349	$47,702
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,552	$2,670	$2,515
Income taxes paid	$13,963	$10,192	$7,740
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$482	-	$1,189
Dividends declared but not paid	-	-	$2,066
Unrealized gains on securities available for sale	$(1,104)	$(1,781)	$2,165

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

Investment securities — Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company had no trading securities as of December 31, 2016 and 2015.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Impaired loans — The Company considers loans impaired when, based on current information and events, it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Such loans are classified as Substandard or Doubtful loans (see Note 3). Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are reflected in income and as adjustments to the ALLL.

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

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial position, results of operations or cash flows.

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

Earnings per common share have been computed based on the following:

	Year ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Numerator
Net income	$23,610	$19,614	$14,905
Denominator
Weighted-average number of common shares outstanding	17,732,920	16,258,424	14,677,499
Incremental shares assumed for stock options and RSUs	482,004	570,781	456,526
Weighted-average number of dilutive shares outstanding	18,214,924	16,829,205	15,134,025
Basic earnings per common share	$1.33	$1.21	$1.02
Diluted earnings per common share	$1.30	$1.17	$0.98

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Comprehensive income — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, net of the related income tax effect, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Advertising costs — Advertising costs are expensed when incurred and totaled $1,044,000 in 2016, $853,000 in 2015, and $934,000 in 2014.

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

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the current incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL see Note 3

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts,

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has evaluated the impact of these amendments and determined there was no material effect on the Company’s financial position or results of operations.

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

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early application is not permitted. The entity should apply the amendments using one of two retrospective methods described in the amendment. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In January 2014, FASB amended FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The amendments permitted entities to make an accounting policy election for their investments in qualified affordable

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Concluded

housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of these amendments did not have a material effect on the Company’s financial position or results of operations.

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2016 through March 10, 2017, which is the date the financial statements were available to be issued.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2016
U.S. Government-sponsored securities	$119,202	$71	$(669)	$(1)	$118,603
Municipal securities	25,176	401	(58)	-	25,519
Mortgage-backed securities	182,867	679	(1,111)	(614)	181,821
Corporate securities	10,000	28	(32)	(330)	9,666
	$337,245	$1,179	$(1,870)	$(945)	$335,609
As of December 31, 2015
U.S. Government-sponsored securities	$104,591	$11	$(612)	-	$103,990
Municipal securities	36,820	926	(7)	(9)	37,730
Mortgage-backed securities	181,857	940	(724)	(687)	181,386
Corporate securities	10,000	-	(253)	(117)	9,630
	$333,268	$1,877	$(1,596)	$(813)	$332,736

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2016
Municipal securities	$73,512	$105	$(579)	$(38)	$73,000
Certificates of deposit	-	-	-	-	-
	$73,512	$105	$(579)	$(38)	$73,000
As of December 31, 2015
Municipal securities	$63,650	$238	$(74)	$(2)	$63,812
Certificates of deposit	2,232	5	-	-	2,237
	$65,882	$243	$(74)	$(2)	$66,049

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at December 31, 2016, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$22,211	$22,288	$10,099	$10,107
After one year through five years	110,702	110,290	46,310	46,102
After five years through ten years	93,472	92,908	12,403	12,218
After ten years	110,860	110,123	4,700	4,573
	$337,245	$335,609	$73,512	$73,000

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of December 31, 2016, the Company held 302 investment securities with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(in thousands)	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	$582,029	$577,804
Construction and land development	240,120	179,664
Total commercial real estate loans	822,149	757,468
Commercial and industrial loans	213,260	208,277
Consumer loans:
Residential and home equity	72,959	71,169
Consumer and other	15,678	14,945
Total consumer loans	88,637	86,114
Gross loans held for investment	1,124,046	1,051,859
Less:
Net deferred loan fees	(4,169)	(3,884)
Loans held for investment	1,119,877	1,047,975
Less: allowance for loan losses	(16,715)	(15,557)
Loans held for investment, net	$1,103,162	$1,032,418

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses are as follows:

	Year Ended December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(617)	813	847	(72)	(71)	900
Deductions:
Gross loan charge-offs	(17)	-	(1,511)	(6)	(240)	(1,774)
Recoveries	621	652	441	92	226	2,032
Net loan charge-offs	604	652	(1,070)	86	(14)	258
Balance at end of year	$6,770	$5,449	$3,718	$617	$161	$16,715

	Year Ended December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	1,554	(91)	(508)	(135)	180	1,000
Deductions:
Gross loan charge-offs	(32)	(396)	(350)	-	(281)	(1,059)
Recoveries	80	46	191	67	81	465
Net loan charge-offs	48	(350)	(159)	67	(200)	(594)
Balance at end of year	$6,783	$3,984	$3,941	$603	$246	$15,557

	Year Ended December 31, 2014
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$7,268	$2,915	$3,105	$838	$264	$14,390
Additions: Provisions for loan losses	(1,880)	1,171	2,361	(188)	236	1,700
Deductions:
Gross loan charge-offs	(705)	(26)	(949)	(16)	(356)	(2,052)
Recoveries	498	365	91	37	122	1,113
Net loan charge-offs	(207)	339	(858)	21	(234)	(939)
Balance at end of year	$5,181	$4,425	$4,608	$671	$266	$15,151

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

(in thousands)	2016	2015
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,386	$2,961
Construction and land development	378	56
Commercial and industrial	1,211	1,176
Residential and home equity	142	631
Consumer and other	14	88
Total non-accrual loans, not troubled debt restructured	4,131	4,912
Troubled debt restructured loans, non-accrual:
Real estate term	808	1,153
Construction and land development	396	1,329
Commercial and industrial	-	21
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,204	2,503
Total non-accrual loans	$5,335	$7,415

Troubled debt restructured loans are summarized as follows:

(in thousands)	2016	2015
Accruing troubled debt restructured loans	$5,572	$7,049
Non-accrual troubled debt restructured loans	1,204	2,503
Total troubled debt restructured loans	$6,776	$9,552

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2016
		30-89 Days	90+ Days	Non-	Total	Total
(in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$577,134	$1,701	$-	$3,194	$4,895	$582,029
Construction and land development	237,433	1,913	-	774	2,687	240,120
Total commercial real estate	814,567	3,614	-	3,968	7,582	822,149
Commercial and industrial	211,143	906	-	1,211	2,117	213,260
Consumer:
Residential and home equity	71,719	1,098	-	142	1,240	72,959
Consumer and other	15,168	474	22	14	510	15,678
Total consumer	86,887	1,572	22	156	1,750	88,637
Total gross loans	$1,112,597	$6,092	$22	$5,335	$11,449	$1,124,046

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2016
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$565,550	$10,609	$5,870	$582,029	$6,770
Construction and land development	234,359	2,222	3,539	240,120	5,449
Total commercial real estate	799,909	12,831	9,409	822,149	12,219
Commercial and industrial	205,933	2,266	5,061	213,260	3,718
Consumer loans:
Residential and home equity	69,287	1,869	1,803	72,959	617
Consumer and other	15,542	-	136	15,678	161
Total consumer	84,829	1,869	1,939	88,637	778
Total	$1,090,671	$16,966	$16,409	$1,124,046	$16,715

	December 31, 2015
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$551,001	$16,326	$10,477	$577,804	$6,783
Construction and land development	172,368	2,934	4,362	179,664	3,984
Total commercial real estate	723,369	19,260	14,839	757,468	10,767
Commercial and industrial	195,611	5,626	7,040	208,277	3,941
Consumer loans:
Residential and home equity	67,088	1,666	2,415	71,169	603
Consumer and other	14,816	36	93	14,945	246
Total consumer	81,904	1,702	2,508	86,114	849
Total	$1,000,884	$26,588	$24,387	$1,051,859	$15,557

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$189	$67	$323	$75	$-	$654
Collectively evaluated for impairment	6,581	5,382	3,395	542	161	16,061
Total	$6,770	$5,449	$3,718	$617	$161	$16,715
Outstanding loan balances:
Individually evaluated for impairment	$5,778	$2,995	$6,045	$1,476	$-	$16,294
Collectively evaluated for impairment	576,251	237,125	207,215	71,483	15,678	1,107,752
Total gross loans	$582,029	$240,120	$213,260	$72,959	$15,678	$1,124,046

	December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$283	$67	$1,078	$79	$15	$1,522
Collectively evaluated for impairment	6,500	3,917	2,863	524	231	14,035
Total	$6,783	$3,984	$3,941	$603	$246	$15,557
Outstanding loan balances:
Individually evaluated for impairment	$10,225	$4,219	$7,009	$2,451	$15	$23,919
Collectively evaluated for impairment	567,579	175,445	201,268	68,718	14,930	1,027,940
Total gross loans	$577,804	$179,664	$208,277	$71,169	$14,945	$1,051,859

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	December 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,864	$2,979	$2,799	$5,778	$189
Construction and land development	3,949	2,790	205	2,995	67
Total commercial real estate	9,813	5,769	3,004	8,773	256
Commercial and industrial	6,937	4,458	1,587	6,045	323
Consumer loans:
Residential and home equity	1,476	1,071	405	1,476	75
Consumer and other	-	-	-		-
Total consumer	1,476	1,071	405	1,476	75
Total	$18,226	$11,298	$4,996	$16,294	$654

	December 31, 2015
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$10,430	$7,266	$2,959	$10,225	$283
Construction and land development	6,055	4,007	212	4,219	67
Total commercial real estate	16,485	11,273	3,171	14,444	350
Commercial and industrial	7,562	3,510	3,499	7,009	1,078
Consumer loans:
Residential and home equity	2,514	2,019	432	2,451	79
Consumer and other	58	15	-	15	15
Total consumer	2,572	2,034	432	2,466	94
Total	$26,619	$16,817	$7,102	$23,919	$1,522

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans was as follows:

	Year Ended December 31,
	2016		2015		2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$7,435	$240	$10,317	$380	$15,010	$501
Construction and land development	2,809	168	5,015	276	8,858	353
Total commercial real estate	10,244	408	15,332	656	23,868	854
Commercial and industrial	6,214	311	6,318	251	7,003	253
Consumer loans:
Residential and home equity	1,695	67	2,916	105	3,985	131
Consumer and other	60	1	24	1	35	2
Total consumer	1,755	68	2,940	106	4,020	133
Total	$18,213	$787	$24,590	$1,013	$34,891	$1,240

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $330,000 and $521,000 at December 31, 2016 and 2015, respectively. Available lines of credit for loans and credit cards to affiliates were $537,000 at December 31, 2016.

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(in thousands)	2016	2015
Land and buildings	$28,997	$28,791
Equipment, furniture, and software	19,908	17,809
	48,905	46,600
Accumulated depreciation and amortization	(26,979)	(24,496)
	$21,926	$22,104

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(in thousands)	2016	2015
Non-interest bearing	$443,100	$408,508

Interest bearing deposits:
Interest bearing demand and savings	654,541	580,233
Money market accounts	169,369	144,668
Certificates of deposit under $100,000	83,258	98,569
Certificates of deposit $100,000 and over	74,806	77,207
Total interest bearing deposits	981,974	900,677
Total deposits	$1,425,074	$1,309,185

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(in thousands)	Amount
2017	$90,838
2018	28,940
2019	12,584
2020	14,030
2021 and beyond	11,672
$158,064

Deposits held by affiliates were $7.8 million and $7.9 million as of December 31, 2016 and 2015, respectively.

Note 6 — Short-term borrowings

Short-term borrowings consist the following as of December 31:

(in thousands)	2016	2015
Security repurchase agreements	$3,199	$2,523
Other short-term borrowings:
Federal Funds purchased	-	9,681
Federal Home Loan Bank advances	-	15,000
Total other short-term borrowings	-	24,681
Total short-term borrowings	$3,199	$27,204

As of December 31, 2016, committed Federal funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal funds interest rate as of December 31, 2016 was 0.89%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $311.2 million which is secured by $467.6 million in various real estate loans pledged as collateral. Borrowings generally provide for interest at the then current published rates which was 0.81% as of December 31, 2016.

The Company holds $32.0 million in investment securities in its Federal Reserve Bank (“Fed”) account. As of December 31, 2016, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed is $22.6 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed advances as of December 31, 2016 and 2015.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings – Continued

Securities sold under agreements to repurchase are generally overnight financing arrangements with customers collateralized by the Company’s investment securities that mature within 166 months. Investment securities valued at $4.0 million and $4.8 million have been pledged as of December 31, 2016 and 2015, respectively, for securities sold under agreements to repurchase. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning short-term borrowings consist the following as of December 31:

(in thousands)	2016	2015
Security repurchase agreements:
Average daily balance	$2,713	$2,019
Weighted average rate	0.15%	0.15%
Highest month-end balance	$3,315	$2,526
Year-end balance	$3,199	$2,523
Weighted average rate on outstandings at year-end	0.15%	0.15%

Other short-term borrowings:
Average daily balance	$9,359	$588
Weighted average rate	0.39%	0.52%
Highest month-end balance	$45,000	$24,681
Year-end balance	-	24,681
Weighted average rate on outstandings at year-end	-	0.46%

Note 7 — Income Taxes

The components of the income tax expense (benefit) are as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Current:
Federal	$12,194	$9,060	$7,068
State	1,850	1,452	1,087
	14,044	10,512	8,155
Deferred:
Federal	(670)	(217)	78
State	(101)	(33)	13
Deferred	(771)	(250)	91
Income tax expense	$13,273	$10,262	$8,246

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.1%	3.1%	3.1%
Tax-exempt interest and income	(2.1)%	(2.4)%	(2.9)%
Equity awards expense	(0.3)%	-	-
Other, net	0.3%	(1.4)%	0.4%
Effective tax rate	36.0%	34.3%	35.6%

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes – Continued

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(in thousands)	2016	2015
Deferred income tax assets:
Allowance for loan losses	$6,724	$6,565
Deferred loan fees and costs	1,594	1,486
OREO reserve and other	-	256
Fair value adjustments on certificates of deposit	79	300
Deferred compensation	565	534
Unrealized loss on securities	626	203
State franchise taxes	630	500
Other	563	527
	10,781	10,371

Deferred income tax liabilities:
FHLB dividends	241	241
Mortgage servicing rights	328	375
Basis difference in premises, equipment and other assets	413	1,149
	982	1,765
Net deferred income tax assets	$9,799	$8,606

The Company believes, based on available information, that it is more likely than not that the net deferred income tax asset will be realized in the normal course of operations. The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2016, the Company had an uncertain tax position related to a rehabilitation credit.  As of December 31, 2015, the Company did not have any significant uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. As of December 31, 2016, there was a liability of $200,000 for unrecognized tax benefits, and as of December 31, 2015, there was no liability for unrecognized tax benefits. The Company hopes to resolve the rehabilitation credit issue in the next twelve months.  Otherwise, the Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company elected to adopt the provisions of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718) in 2016, which resulted in a $201,000 credit to current income tax expense related to tax- deductible stock compensation expense.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2013 through 2016 tax years remain subject to selection for examination as of December 31, 2016. None of the Company’s income tax returns are currently under audit. As of December 31, 2016 and 2015, the Company has no net operating loss or credit carry-forwards.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Commitments and Contingencies – Continued

Contractual amounts of off-balance sheet financial instruments were as follows:

(in thousands)	2016	2015
Commitments to extend credit, including unsecured commitments of $11,230 and $12,869 as of December 31, 2016 and 2015, respectively	$445,645	$382,928
Stand-by letters of credit and bond commitments, including unsecured commitments of $660 and $1,391 as of December 31, 2016 and 2015, respectively	29,332	36,333
Unused credit card lines, all unsecured	25,803	25,512

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

The Company has entered into agreements to construct two branch facilities scheduled to open in 2017.  Estimated construction costs for the two branches are expected to be approximately $1.8 million.

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

Since January 2015, the Company has been subject to new risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%. Since the Company only has common equity, our common equity Tier 1 risk-based capital ratio and our Tier 1 risk-based capital ratio are the same. Therefore, the Company only discloses the Tier 1 risk-based capital ratio since it has a higher required ratio for minimum and well-capitalized banks. As of December 31, 2016, management believes the Company meets all the capital adequacy requirements to which it is subject.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

As of December 31, 2016, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) ratios as disclosed in the table below.

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2016
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$244,655	20.19%	$96,923	8.00%	$121,154	10.00%
People's Intermountain Bank	208,526	17.32%	96,309	8.00%	120,386	10.00%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	229,312	18.93%	72,692	6.00%	96,923	8.00%
People's Intermountain Bank	193,277	16.05%	72,232	6.00%	96,309	8.00%
Tier 1 Leverage
Consolidated	229,312	13.71%	66,902	4.00%	NA	NA
People's Intermountain Bank	193,277	11.81%	65,453	4.00%	81,816	5.00%

	December 31, 2015
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital to Risk-Weighted Assets
Consolidated	$224,510	19.02%	$94,412	8.00%	$118,015	10.00%
People's Intermountain Bank	187,326	15.98%	93,796	8.00%	117,245	10.00%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	209,569	17.76%	70,809	6.00%	94,412	8.00%
People's Intermountain Bank	172,480	14.71%	70,347	6.00%	93,796	8.00%
Tier 1 Leverage
Consolidated	209,569	13.42%	62,457	4.00%	NA	NA
People's Intermountain Bank	172,480	11.31%	61,018	4.00%	$76,273	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $9.1 million and $8.7 million as of December 31, 2016 and 2015, respectively.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The Company completed an initial public offering in June 2015 and raised additional capital of $34.9 million, net of underwriting discounts and offering costs. The Board of Directors declared semi-annual dividends in 2014 and began declaring quarterly dividends in 2015. Dividends on quarterly earnings are generally declared and paid subsequent to the end of the quarter. In 2015 the Board of Directors declared and paid three quarterly dividends of $0.06 per share, totaling $3.0 million. Subsequent to December 31, 2015, the Board of Directors declared and paid a quarterly dividend of $0.07 per share totaling $1.2 million on earnings for the fourth quarter of 2015. In 2014, the Board of Directors declared and paid a semi-annual dividend of $0.08 per share, totaling $1.2 million and declared a semi-annual dividend of $0.14 per share, totaling $2.1 million, which was paid in the first quarter of 2015.

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

Under the plans, share-based options are exercisable at the time of grant or other times subject to such terms and conditions as determined by the Board. Share-based options granted may be exercised in whole or in part at any time during the maximum option term of ten years. All share-based options are adjustable for any future stock splits or stock dividends. The Board has the authority to grant to eligible participants one or more of the various share-based incentive awards. To date, the Company has issued incentive share-based options, non-qualified share-based options and restricted stock units to participants. Fair value of the exercise price prior to the Company’s initial public offering in June 2015 was set at the time of grant by the Board based on independent valuations and related models; and after the initial public offering, fair value is based on market prices at the date of grant. The Company’s policy is to issue common shares to the person exercising share-based options.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2014	1,031,058	$5.52
Granted	64,514	10.71
Exercised	(146,089)	5.18
Forfeited	(8,800)	5.91
Outstanding at December 31, 2014	940,683	5.92
Granted	190,448	12.90
Exercised	(152,508)	5.31
Forfeited	(16,368)	4.85
Outstanding at December 31, 2015	962,255	7.42
Granted	86,831	15.66
Exercised	(285,568)	5.62
Forfeited	(802)	16.96
Outstanding at December 31, 2016	762,716	7.42	4.50	$14,348
Exercisable at December 31, 2016	481,959	7.29	3.83	9,426
Exercisable at December 31, 2015	617,014	5.72	4.13	7,091

The weighted-average grant-date fair value of options per share granted was $2.26, $2.65 and $2.01 during 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $1.6 million and $761,000, respectively. Shares issued upon exercises of stock options in 2016 were reduced by 47,412 shares related to net settled option exercises or existing shares tendered as consideration.

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2014	-
Granted	3,198	$11.10
Non-vested at December 31, 2014	3,198	11.10
Granted	40,035	12.54
Vested	(3,304)	11.13
Non-vested at December 31, 2015	39,929	12.54
Granted	3,866	16.50
Vested	(14,228)	12.81
Forfeited	(1,672)	12.54
Non-vested at December 31, 2016	27,895	12.97

The total intrinsic value of RSU’s vested during the years ended December 31, 2016 and 2015 were $244,000 and $56,000, respectively.

As of December 31, 2016, there was $484,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 1.2 years.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

The Company recorded share-based compensation expense of $544,000, $485,000 and $221,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2016, 2015 and 2014: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 13.3% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are estimated based on the Company’s historical forfeiture experience.  Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value as there is no active market for the options granted.

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made contributions of $778,000, $708,000 and $670,000 in 2016, 2015 and 2014, respectively.

Profit-sharing — The Company provides an annual profit-sharing contribution to all eligible employees based on each year’s profitability and as approved by the Board of Directors. Profit sharing contributions were $600,000, $600,000 and $450,000 in 2016, 2015 and 2014, respectively.

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

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Fair valued on a recurring basis:
Investment securities available for sale	$1,008	$334,601	$-	$335,609
Fair valued on a non-recurring basis:
Impaired loans	-	4,342	-	4,342

As of December 31, 2015
Fair valued on a recurring basis:
Investment securities available for sale	$2,017	$330,719	$-	$332,736
Fair valued on a non-recurring basis:
Impaired loans	-	5,580	-	5,580
Other real estate owned	-	460	-	460

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(in thousands)	Amount	Fair Value
As of December 31, 2016
Financial Assets:
Net loans held for investment	$1,103,162	$1,101,890
Financial Liabilities:
Interest bearing deposits	981,974	982,380

As of December 31, 2015
Financial Assets:
Net loans held for investment	$1,032,418	$1,029,540
Financial Liabilities:
Interest bearing deposits	900,677	901,211

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

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2016, PIB’s lending limit was $31.5 million.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to PUB, on a parent-only basis, is as follows as of and for the years ended December 31:

(in thousands)	2016	2015
Balance Sheets
Assets
Cash and cash equivalents	$2,946	$2,637
Available for sale investment securities, at fair value	34,507	34,796
Investment in subsidiaries	192,578	172,460
Due from subsidiaries, net	-	-
Other assets	391	489
Total assets	$230,422	$210,382
Liabilities and shareholders' equity
Due to subsidiaries, net	$1,411	$257
Other liabilities	494	717
Shareholders' equity	228,517	209,408
Total liabilities and shareholders' equity	$230,422	$210,382

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(in thousands)	2016	2015	2014
Statements of Income
Dividend and other income from subsidiaries	$3,884	$8,730	$9,170
Interest and dividends on investment securities	363	174	-
Total income	4,247	8,904	9,170

Salaries and employee benefits	1,100	6,100	5,741
Other expenses	461	429	274
Total expenses	1,561	6,529	6,015

Income before income taxes	2,686	2,375	3,155
Income tax benefit	624	216	289
	3,310	2,591	3,444
Equity in undistributed net income of subsidiaries	20,300	17,023	11,461
Net income	$23,610	$19,614	$14,905

(in thousands)	2016	2015	2014
Statements of Cash Flows
Cash flows from operating activities:
Net income	$23,610	$19,614	$14,905
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Banks	(20,300)	(17,023)	(11,461)
Net amortization of securities discounts and premiums	89	55	-
Change in other assets and liabilities	1,002	886	(671)
Net change provided by operating activities	4,401	3,532	2,773
Cash flows from investing activities:
Purchase of available-for-sale securities	(20,995)	(50,227)	-
Proceeds from maturities/sales of available-for-sale securities	21,267	15,149	-
Return of escrow funds	-	-	287
Net change provided by (used in) investing activities	272	(35,078)	287
Cash flows from financing activities:
Proceeds from issuance of common shares	-	34,897	-
Proceeds from exercise of stock options	777	847	769
Dividends paid	(5,141)	(5,052)	(1,177)
Net change provided by (used in) financing activities	(4,364)	30,692	(408)
Net change in cash and cash equivalents	309	(854)	2,652
Cash and cash equivalents, beginning of year	2,637	3,491	839
Cash and cash equivalents, end of year	$2,946	$2,637	$3,491

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2016
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$16,700	$17,211	$17,637	$18,333
Provision for loan losses	200	225	325	150
Non-interest income	3,763	4,398	4,386	4,332
Non-interest expense	12,135	12,400	11,902	12,540
Income before income tax expense	8,128	8,984	9,796	9,975
Income tax expense	2,885	3,407	3,548	3,433
Net income	$5,243	$5,577	$6,248	$6,542
Earnings per common share:
Basic	$0.30	$0.31	$0.35	$0.37
Diluted	$0.29	$0.31	$0.34	$0.36

	Quarters Ended 2015
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$14,499	$14,903	$15,789	$16,449
Provision for loan losses	150	450	200	200
Non-interest income	4,144	4,143	3,965	3,752
Non-interest expense	11,219	11,483	11,444	12,622
Income before income tax expense	7,274	7,113	8,110	7,379
Income tax expense	2,476	2,449	2,844	2,493
Net income	$4,798	$4,664	$5,266	$4,886
Earnings per common share:
Basic	$0.32	$0.31	$0.30	$0.28
Diluted	$0.31	$0.30	$0.29	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) . Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes self-monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

There are inherent limitations in any internal control, no matter how well designed and misstatements due to error or fraud may occur and not be detected, including the possibility of circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

Tanner LLC, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2017 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.peoplesutah.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company’s 2016 annual report Form 10-K.

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
101 ~

The following financial information from People’s Utah Bancorp Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

__________

~	Exhibit omitted from the 2016 Annual Report to Shareholders
*	Compensatory plan or arrangement
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard T. Beard	Director, President and Chief Executive Officer
Richard T. Beard	(principal executive officer)

/s/ Wolfgang T. N. Muelleck	Director, Executive Vice President and Chief Financial Officer
Wolfgang T. N. Muelleck	(principal financial and accounting officer)

Board of Directors

/s/ Paul R. Gunther	Director, Chairman
Paul R. Gunther

/s/ Dale O. Gunther	Director, Vice Chairman
Dale O. Gunther

/s/ David G. Anderson	Director, Senior Vice President and Chief Credit Officer
David G. Anderson

/s/ Blaine C. Gunther	Director
Blaine C. Gunther

/s/ Fred W. Fairclough, Jr.	Director
Fred W. Fairclough, Jr.

/s/ Len E. Williams	Director
Len E. Williams

/s/ R. Brent Anderson	Director
R. Brent Anderson

/s/ Douglas H. Swenson	Director
Douglas H. Swenson

/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ William D. Marsh	Director
William D. Marsh