Form 10-Q
period 2017-03-31
People's Utah Bancorp
filed 2017-05-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on April 30, 2017 was 17,928,325. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$25,773	$26,524
Interest bearing deposits	62,171	37,958
Federal funds sold	2,884	3,456
Total cash and cash equivalents	90,828	67,938
Investment securities:
Available-for-sale, at fair value	334,249	335,609
Held-to-maturity, at historical cost	78,041	73,512
Total investment securities	412,290	409,121
Non-marketable equity securities	1,959	1,827
Loans held for sale	13,053	20,826
Loans:
Loans held for investment	1,152,030	1,119,877
Less allowance for loan losses	(16,644)	(16,715)
Total loans held for investment, net	1,135,386	1,103,162
Premises and equipment, net	22,701	21,926
Accrued interest receivable	5,779	5,557
Deferred income tax assets	9,731	9,799
Other real estate owned	245	245
Bank-owned life insurance	19,842	19,714
Other assets	5,834	5,866
Total assets	$1,717,648	$1,665,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$462,886	$443,100
Interest bearing deposits	1,005,779	981,974
Total deposits	1,468,665	1,425,074
Short-term borrowings	3,372	3,199
Accrued interest payable	279	305
Other liabilities	11,087	8,886
Total liabilities	1,483,403	1,437,464
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,925,284 and 17,819,538 shares issued and outstanding as of March 31, 2017
and December 31, 2016, respectively	179	178
Additional paid-in capital	69,256	68,657
Retained earnings	165,782	160,692
Accumulated other comprehensive loss	(972)	(1,010)
Total shareholders’ equity	234,245	228,517
Total liabilities and shareholders’ equity	$1,717,648	$1,665,981

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2017	2016
Interest income
Interest and fees on loans	$16,853	$15,851
Interest and dividends on investments	1,705	1,603
Total interest income	18,558	17,454
Interest expense	766	754
Net interest income	17,792	16,700
Provision for loan losses	200	200
Net interest income after provision for loan losses	17,592	16,500
Non-interest income
Service charges on deposit accounts	536	513
Card processing	1,124	1,031
Mortgage banking	1,979	1,748
Other operating	486	471
Total non-interest income	4,125	3,763
Non-interest expense
Salaries and employee benefits	7,967	7,884
Occupancy, equipment and depreciation	1,117	988
Data processing	675	707
FDIC premiums	126	195
Card processing	529	590
Marketing and advertising	262	169
Other	1,780	1,602
Total non-interest expense	12,456	12,135
Income before income tax expense	9,261	8,128
Income tax expense	2,740	2,885
Net income	$6,521	$5,243
Earnings per common share:
Basic	$0.36	$0.30
Diluted	$0.36	$0.29
Weighted average common shares outstanding:
Basic	17,884,026	17,632,288
Diluted	18,316,331	18,124,392

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$6,521	$5,243
Other comprehensive income
Unrealized holding gains on securities available-for-sale	63	2,228
Tax effect	(25)	(851)
Unrealized holding gains on securities available-for-sale, net of tax	38	1,377
Total comprehensive income	$6,559	$6,620

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	-	-	-	5,243	1,377	6,620
Cash dividends ($0.07 per share)	-	-	-	(1,233)	-	(1,233)
Share-based compensation	-	-	127	-	-	127
Exercise of stock options	148,194	1	459	-	-	460
Balance as of March 31, 2016	17,715,348	$177	$67,924	$146,233	$1,048	$215,382

Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	-	-	-	6,521	38	6,559
Cash dividends ($0.08 per share)	-	-	-	(1,431)	-	(1,431)
Share-based compensation	-	-	109	-	-	109
Exercise of stock options	105,746	1	490	-	-	491
Balance as of March 31, 2017	17,925,284	$179	$69,256	$165,782	$(972)	$234,245

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,521	$5,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	200
Depreciation and amortization	629	642
Net gain on sales of other real estate owned	—	28
Deferred income taxes	43	—
Net amortization of securities discounts and premiums	772	773
Increase in cash surrender value of bank owned life insurance	(128)	(138)
Share based compensation	109	127
Other	-	(2)
Gain on sale of loans held for sale	(1,403)	(1,255)
Originations of loans held for sale	(59,690)	(52,068)
Proceeds from sale of loans held for sale	68,866	58,147
Net changes in:
Accrued interest receivable	(222)	(59)
Other assets	32	258
Accrued interest payable	(26)	(5)
Other liabilities	2,201	3,245
Net cash provided by operating activities	17,904	15,136
Cash flows from investing activities:
Net change in loans held for investment	(32,424)	(22,442)
Purchase of available-for-sale securities	(16,680)	(2,000)
Purchase of held-to-maturity securities	(6,195)	—
Proceeds from maturities/sales of available-for-sale securities	17,508	22,701
Proceeds from maturities of held-to-maturity securities	1,489	1,459
Purchase of premises and equipment	(1,404)	(561)
Proceeds from sale of other real estate owned, net of improvements	—	133
Purchase of non-marketable equity securities	(132)	—
Proceeds from sale of non-marketable equity securities	—	417
Net cash used in investing activities	(37,838)	(293)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	19,786	(659)
Net increase in interest bearing deposits	23,805	15,790
Proceeds related to exercise of stock options	491	460
Net change in short-term borrowings	173	(24,655)
Cash dividends paid	(1,431)	(1,233)
Net cash provided by (used in) financing activities	42,824	(10,297)
Net change in cash and cash equivalents	22,890	4,546
Cash and cash equivalents, beginning of period	67,938	42,349
Cash and cash equivalents, end of period	$90,828	$46,895
Supplemental disclosures of cash flow information:
Cash paid for interest	$792	$669
Income taxes paid	$—	$—
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$—	$237
Unrealized gains on securities available-for-sale	$63	$2,228

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 which are included in the Company’s 2016 Form 10-K.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2017	2016
Numerator
Net income	$6,521	$5,243
Denominator
Weighted-average number of common shares outstanding	17,884,026	17,632,288
Incremental shares assumed for stock options and RSUs	432,305	492,104
Weighted-average number of dilutive shares outstanding	18,316,331	18,124,392
Basic earnings per common share	$0.36	$0.30
Diluted earnings per common share	$0.36	$0.29

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 — Basis of Presentation – Continued

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Impact of Recent Authoritative Accounting Guidance —The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for us as an SEC registrant. All other accounting literature is non-authoritative.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09) addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such periods. Early application is permitted.  The Company implemented ASU 2016-09 during the annual reporting period of 2016.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2017
U.S. Government-sponsored securities	$119,197	$79	$(657)	$(2)	$118,617
Municipal securities	20,749	377	(46)	—	21,080
Mortgage-backed securities	185,876	670	(1,215)	(522)	184,809
Corporate securities	10,000	52	-	(309)	9,743
	$335,822	$1,178	$(1,918)	$(833)	$334,249
As of December 31, 2016
U.S. Government-sponsored securities	$119,202	$71	$(669)	$(1)	$118,603
Municipal securities	25,176	401	(58)	—	25,519
Mortgage-backed securities	182,867	679	(1,111)	(614)	181,821
Corporate securities	10,000	28	(32)	(330)	9,666
	$337,245	$1,179	$(1,870)	$(945)	$335,609

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2017
Municipal securities	$78,041	$204	$(392)	$(22)	$77,831

As of December 31, 2016
Municipal securities	$73,512	$105	$(579)	$(38)	$73,000

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – continued

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at March 31, 2017, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$19,862	$19,905	$9,339	$9,343
After one year through five years	110,117	109,716	47,928	47,924
After five years through ten years	95,868	95,287	15,660	15,527
After ten years	109,975	109,341	5,114	5,037
	$335,822	$334,249	$78,041	$77,831

Actual  maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of March 31, 2017 and December 31, 2016, the Company held 288 and 302 investment securities, respectively, with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	$618,196	$582,029
Construction and land development	230,123	240,120
Total commercial real estate loans	848,319	822,149
Commercial and industrial loans	219,852	213,260
Consumer loans:
Residential and home equity	73,053	72,959
Consumer and other	14,827	15,678
Total consumer loans	87,880	88,637
Total gross loans	1,156,051	1,124,046
Less:
Net deferred loan fees	(4,021)	(4,169)
Total loans held for investment	1,152,030	1,119,877
Less: allowance for loan losses	(16,644)	(16,715)
Total loans held for investment, net	$1,135,386	$1,103,162

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended March 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	375	(845)	624	112	(66)	200
Deductions:
Gross loan charge-offs	—	—	(158)	(338)	(65)	(561)
Recoveries	4	79	38	138	31	290
Net loan charge-offs	4	79	(120)	(200)	(34)	(271)
Balance at end of period	$7,149	$4,683	$4,222	$529	$61	$16,644

	Three Months Ended March 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(95)	344	15	(12)	(52)	200
Deductions:
Gross loan charge-offs	—	—	(72)	—	(64)	(136)
Recoveries	4	16	37	4	41	102
Net loan charge-offs	4	16	(35)	4	(23)	(34)
Balance at end of period	$6,692	$4,344	$3,921	$595	$171	$15,723

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Non-accrual loans, not troubled debt restructured:
Real estate term	$3,376	$2,386
Construction and land development	304	378
Commercial and industrial	590	1,211
Residential and home equity	227	142
Consumer and other	10	14
Total non-accrual loans, not troubled debt restructured	4,507	4,131
Troubled debt restructured loans, non-accrual:
Real estate term	786	808
Construction and land development	390	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,176	1,204
Total non-accrual loans	$5,683	$5,335

Troubled debt restructured loans are summarized as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Accruing troubled debt restructured loans	$4,926	$5,572
Non-accrual troubled debt restructured loans	1,176	1,204
Total troubled debt restructured loans	$6,102	$6,776

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2017
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$613,714	$320	$—	$4,162	$4,482	$618,196
Construction and land development	229,041	388	—	694	1,082	230,123
Total commercial real estate	842,755	708	—	4,856	5,564	848,319
Commercial and industrial	217,984	1,278	—	590	1,868	219,852
Consumer:
Residential and home equity	72,562	264	—	227	491	73,053
Consumer and other	14,339	458	20	10	488	14,827
Total consumer	86,901	722	20	237	979	87,880
Total gross loans	$1,147,640	$2,708	$20	$5,683	$8,411	$1,156,051

	December 31, 2016
		30-89 Days	90+ Days		Total	Total
(in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$577,134	$1,701	$—	$3,194	$4,895	$582,029
Construction and land development	237,433	1,913	—	774	2,687	240,120
Total commercial real estate	814,567	3,614	—	3,968	7,582	822,149
Commercial and industrial	211,143	906	—	1,211	2,117	213,260
Consumer:
Residential and home equity	71,719	1,098	—	142	1,240	72,959
Consumer and other	15,168	474	22	14	510	15,678
Total consumer	86,887	1,572	22	156	1,750	88,637
Total gross loans	$1,112,597	$6,092	$22	$5,335	$11,449	$1,124,046

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2017
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$601,787	$9,592	$6,817	$618,196	$7,149
Construction and land development	225,298	2,196	2,629	230,123	4,683
Total commercial real estate	827,085	11,788	9,446	848,319	11,832
Commercial and industrial	212,127	2,650	5,075	219,852	4,222
Consumer loans:
Residential and home equity	69,759	1,649	1,645	73,053	529
Consumer and other	14,669	-	158	14,827	61
Total consumer	84,428	1,649	1,803	87,880	590
Total	$1,123,640	$16,087	$16,324	$1,156,051	$16,644

	December 31, 2016
		Special	Substandard	Total	Total
(in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$565,550	$10,609	$5,870	$582,029	$6,770
Construction and land development	234,359	2,222	3,539	240,120	5,449
Total commercial real estate	799,909	12,831	9,409	822,149	12,219
Commercial and industrial	205,933	2,266	5,061	213,260	3,718
Consumer loans:
Residential and home equity	69,287	1,869	1,803	72,959	617
Consumer and other	15,542	-	136	15,678	161
Total consumer	84,829	1,869	1,939	88,637	778
Total	$1,090,671	$16,966	$16,409	$1,124,046	$16,715

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	March 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$161	$67	$318	$77	$-	$623
Collectively evaluated for impairment	6,988	4,616	3,904	452	61	16,021
Total	$7,149	$4,683	$4,222	$529	$61	$16,644
Outstanding loan balances:
Individually evaluated for impairment	$6,031	$1,896	$2,857	$1,048	$-	$11,832
Collectively evaluated for impairment	612,165	228,227	216,995	72,005	14,827	1,144,219
Total gross loans	$618,196	$230,123	$219,852	$73,053	$14,827	$1,156,051

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$189	$67	$323	$75	$—	$654
Collectively evaluated for impairment	6,581	5,382	3,395	542	161	16,061
Total	$6,770	$5,449	$3,718	$617	$161	$16,715
Outstanding loan balances:
Individually evaluated for impairment	$5,778	$2,995	$6,045	$1,476	$-	$16,294
Collectively evaluated for impairment	576,251	237,125	207,215	71,483	15,678	1,107,752
Total gross loans	$582,029	$240,120	$213,260	$72,959	$15,678	$1,124,046

Information on impaired loans is summarized as follows:

	March 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$6,117	$3,442	$2,589	$6,031	$161
Construction and land development	2,850	1,692	204	1,896	67
Total commercial real estate	8,967	5,134	2,793	7,927	228
Commercial and industrial	3,649	1,297	1,560	2,857	318
Consumer loans:
Residential and home equity	1,048	641	407	1,048	77
Consumer and other	-	-	-	-	-
Total consumer	1,048	641	407	1,048	77
Total	$13,664	$7,072	$4,760	$11,832	$623

	December 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,864	$2,979	$2,799	$5,778	$189
Construction and land development	3,949	2,790	205	2,995	67
Total commercial real estate	9,813	5,769	3,004	8,773	256
Commercial and industrial	6,937	4,458	1,587	6,045	323
Consumer loans:
Residential and home equity	1,476	1,071	405	1,476	75
Consumer and other	-	-	-	-	-
Total consumer	1,476	1,071	405	1,476	75
Total	$18,226	$11,298	$4,996	$16,294	$654

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$5,904	$30	$9,796	$79
Construction and land development	2,446	31	3,963	55
Total commercial real estate	8,350	61	13,759	134
Commercial and industrial	4,451	54	6,552	88
Consumer loans:
Residential and home equity	1,262	13	2,166	22
Consumer and other	-	-	15	-
Total consumer	1,262	13	2,181	22
Total	$14,063	$128	$22,492	$244

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $345,000 and $330,000 as of March 31, 2017 and December 31, 2016, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $510,000 as of March 31, 2017.  Deposits from affiliates were $8.3 million and $7.8 million as of March 31, 2017 and December 31, 2016, respectively.

Note 4 — Income Taxes

Income tax expense was $2.7 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate was 29.6% and 35.5% for the three months ended March 31, 2017 and 2016, respectively.  The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit totaling approximately $600,000 in taxable benefits.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Commitments to extend credit, including unsecured commitments of $11,143 and $11,230 as of March 31, 2017 and December 31, 2016, respectively	$453,321	$445,645
Stand-by letters of credit and bond commitments, including unsecured commitments of $823 and $660 as of March 31, 2017 and December 31, 2016, respectively	30,120	29,332
Unused credit card lines, all unsecured	26,000	25,803

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

Note 6 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.71% at December 31, 2016 to 14.10% as of March 31, 2017. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of March 31, 2017 and December 31, 2016 were $4.1 million and $9.1 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 7 — Incentive Share-Based Plan and Other Employee Benefits

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

During the three months ended March 31, 2017, the Company granted options for the purchase of 100 common shares, which have a weighted average exercise price of $25.00 per share and a weighted average fair value as of the date of grant of $5.77 per share.  Additionally, the Company granted 104 restricted stock units (“RSU”) at a weighted-average fair value of $25.00 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $109,000 and $127,000 for the three months ended March 31, 2017 and 2016, respectively.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Fair Value

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

Investment securities, available-for-sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, and accordingly, are classified as Level 2 or 3. The Company has categorized its available-for-sale investment securities as Level 1 or 2.

Impaired loans and other real estate owned — Fair value applies to loans and other real estate owned measured for impairment. Impaired loans are measured at the fair value of the loan’s collateral (if collateral dependent) or net present value of future cash flows (if not collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The Company has categorized its impaired loans and other real estate owned as Level 2.

Assets measured at fair value are summarized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,005	$333,244	$—	$334,249
Fair valued on a non-recurring basis:
Impaired loans	—	4,137	—	4,137

As of December 31, 2016
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,008	$334,601	$—	$335,609
Fair valued on a non-recurring basis:
Impaired loans	—	4,342	—	4,342

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Fair Value – Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(in thousands)	Value	Fair Value
As of March 31, 2017
Financial Assets:
Net loans held for investment	$1,135,386	$1,134,848
Financial Liabilities:
Interest bearing deposits	1,005,779	1,006,034

As of December 31, 2016
Financial Assets:
Net loans held for investment	$1,103,162	$1,101,890
Financial Liabilities:
Interest bearing deposits	981,974	982,380

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of March 31, 2017 and December 31, 2016 were insignificant.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Net loans held for investment — The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) our plans to open new branches in the first half of 2017 and to pursue potential acquisitions, and (ii) statements concerning future growth trends in our residential mortgage business.  Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We believe our growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplish through a combination of competitive pricing for local deposits coupled with expansion of our branch system. We expect to open new branches in the first half of 2017 in Preston, Idaho, and Bountiful, Utah.

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

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Year to Date
	March 31,	March 31,
(Dollars in thousands except per share amounts)	2017	2016
Net income	$6,521	$5,243
Basic earnings per share	0.36	0.30
Diluted earnings per share	0.36	0.29
Total assets	1,717,648	1,555,672
Total loans, net	1,148,439	1,067,546
Total deposits	1,468,665	1,324,316
Net interest margin	4.55%	4.58%
Efficiency ratio	56.83%	59.30%
Return on average assets	1.59%	1.36%
Return on average equity	11.39%	9.88%
Average equity to average assets	13.93%	13.80%
Non-performing assets to total assets	0.35%	0.37%
Liquidity ratio (1)	31.47%	28.85%
Dividend Payout Ratio (2)	21.96%	23.54%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $36.4 million and $38.2 million at March 31, 2017 and 2016, respectively.

(2)	The dividend payout ratio is dividends paid divided by net income for the period.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the three months ended March 31, 2017 increased 24.4% to $6.5 million from $5.2 million for the comparable period in 2016. Net income for the three months ended March 31, 2017 increased primarily due to an increase in interest income due to loan growth, an increase in non-interest income, a decrease in income tax expense and offset by an increase in non-interest expenses.  Basic earnings per share, or EPS, was $0.36 for the three months ended March 31, 2017 compared to $0.30 for the comparable period in 2016. Diluted EPS was $0.36 per share for the three months ended March 31, 2017 compared to $0.29 per share for the comparable period in 2016. ROE increased to 11.39% for the three months ended March 31, 2017 compared to 9.88% for the comparable period in 2016 due primarily from the 24.4% increase in net income.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the three months ended March 31, 2017 our ROA increased to 1.59% compared to 1.36% for the three months ended March 31, 2016. The increase in ROA is a result of improved operating results as discussed throughout this Management’s Discussion & Analysis.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Due to improving asset quality, non-performing assets as a percentage of total assets were 0.35% as of March 31, 2017 compared to 0.37% as of March 31, 2016. Nonperforming assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning deposit balances. As of March 31, 2017 compared to March 31, 2016, total assets grew 10.4%, total net loans increased by 7.6% and investment securities increased by 9.1%.  Loan growth in 2017 came primarily from the increased level of real estate, construction, acquisition and land development lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. In 2015, we raised approximately $34.9 million in new capital from our IPO. We plan to utilize the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  Our average equity to average assets ratio as of March 31, 2017 was 13.93% compared to 13.80% as of March 31, 2016. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.47% as of March 31, 2017, compared to 28.85% as of March 31, 2016.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the three months ended March 31, 2017 and 2016, our net interest margin was 4.55% and 4.58%, respectively. The decline in net interest margin is attributable primarily to an increased competition on loan rates offset by slightly lower cost of interest-bearing liabilities.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 56.83% for the three months ended March 31, 2017 as compared to 59.30% for the three months ended March 31, 2016.  The improvement in the efficiency ratio is the result of operating efficiencies as discussed throughout this Managements’ Discussion & Analysis.

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

	Three Months Ended
	March 31, 2017			March 31, 2016
		Interest	Average		`	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$40,849	$79	0.78%	$15,848	$18	0.46%
Securities: (1)
Taxable securities	314,779	1,201	1.55%	291,626	1,139	1.57%
Non-taxable securities (2)	92,164	649	2.86%	95,418	682	2.87%
Loans (3) (4)	1,135,689	16,853	6.02%	1,060,790	15,851	6.01%
Non-marketable equity securities	1,831	3	0.66%	2,737	2	0.29%
Total interest earning assets	1,585,312	$18,785	4.81%	1,466,419	$17,692	4.85%
Allowance for loan losses	(16,769)			(15,593)
Non-interest earning assets	98,528			96,119
Total average assets	$1,667,071			$1,546,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$659,483	$438	0.27%	$581,846	$403	0.28%
Money market accounts	174,456	105	0.24%	147,289	94	0.26%
Certificates of deposit, under $100,000	90,368	136	0.61%	97,821	85	0.35%
Certificates of deposit, $100,000 and over	65,943	86	0.53%	75,862	135	0.72%
Total interest bearing deposits	990,250	765	0.31%	902,818	717	0.32%
Short-term borrowings	3,233	1	0.13%	31,363	37	0.47%
Total interest bearing liabilities	993,483	$766	0.31%	934,181	$754	0.32%
Other non-interest bearing liabilities	441,319			399,321
Shareholders’ equity	232,269			213,443
Total average liabilities and shareholders’ equity	$1,667,071			$1,546,945
Net interest income (tax-equivalent)		$18,019			$16,938
Interest rate spread (tax-equivalent)			4.50%			4.53%
Net interest margin (tax-equivalent) (5)			4.61%			4.65%
(1)	Excludes average unrealized gains (losses) of ($1.7) million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, which are included in non-interest earning assets.
(2)

Calculated on a fully tax equivalent basis using an assumed tax rate of 35%, which includes federal tax benefits relating to income earned on municipal securities totaling $227,000 and $238,000 for the three months ended March 31, 2017 and 2016, respectively.

(3)	Loan interest income includes loan fees of $1.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.
(4)

Average loans do not include average non-accrual loans of $5.5 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively, which are included in non-interest earning assets.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$42	$19	$61
Taxable securities	89	(27)	62
Non-taxable securities (1)	(23)	(10)	(33)
Loans	1,112	(110)	1,002
Federal Home Loan Bank stock	(1)	2	1
Total interest income (tax-equivalent)	1,219	(126)	1,093
Interest expense:
Demand and savings accounts	52	(17)	35
Money market accounts	17	(6)	11
Certificates of deposit, under $100,000	(7)	58	51
Certificates of deposit, $100,000 and over	(16)	(33)	(49)
Short-term borrowings	(20)	(16)	(36)
Total interest expense	26	(14)	12
Net interest income (tax-equivalent)	$1,193	$(112)	$1,081
(1)	Tax equivalent income calculated on a fully tax-equivalent basis using an assumed tax rate of 35%.

Net interest income (tax-equivalent) increased $1.1 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase in interest income was primarily driven by increased organic loan volumes offset by lower average rates on loans and investment securities. Additionally, interest expense also increased for the three months ended March 31, 2017 compared to the same period in 2016 due principally to lower deposit interest rates.

Financial Overview for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Interest income	$18,558	$17,454	$1,104	6.3%
Interest expense	766	754	12	1.6%
Net interest income	17,792	16,700	1,092	6.5%
Provision for loan losses	200	200	-	0.0%
Net interest income after provision for loan losses	17,592	16,500	1,092	6.6%
Non-interest income	4,125	3,763	362	9.6%
Non-interest expense	12,456	12,135	321	2.6%
Income before income tax expense	9,261	8,128	1,133	13.9%
Income tax expense	2,740	2,885	(145)	-5.0%
Net income	$6,521	$5,243	$1,278	24.4%

Net Income. Our net income grew by $1.3 million or 24.4% to $6.5 million for the quarter ended March 31, 2017 as compared to $5.2 million for the same quarter in 2016. This was attributable principally to an increase in net interest income of $1.1 million, higher non-interest income of $362,000, lower income tax expense of $145,000, and offset by an increase of $321,000 in non-interest expenses.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended March 31, 2017 compared to the same quarter in 2016 was primarily driven by interest earned on a higher average loan volume attributable to organic growth. The increase in interest income from higher loan volumes was offset by a decrease from lower yields on investment securities. Interest expense in the quarter ended March 31, 2017 increased from the same period in 2016 due to higher volume in average deposits.  Construction and land development loans (“C & D loans”) are our highest yielding assets within our earning asset mix and represents 19.9% of gross loans as of March 31, 2017.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The tax-equivalent yield on our average interest earning assets was 4.81% for the quarter ended March 31, 2017 compared to 4.85% for the comparable quarter in 2016.  The cost of funding our earning assets declined in the quarter ended March 31, 2017 to 0.31% from 0.32% in the comparable quarter in 2016 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for each of the quarters ended March 31, 2017 and 2016 was $200,000, respectively. We have experienced net charge-offs of $271,000 in the current quarter compared to $34,000 in the comparable quarter in 2016. The provision for loan losses in both periods were primarily due to the impact of the charge-offs and relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$536	$513	$23	4.5%
Card processing	1,124	1,031	93	9.0%
Mortgage banking	1,979	1,748	231	13.2%
Other operating	486	471	15	3.2%
Total non-interest income	$4,125	$3,763	$362	9.6%

The increase in total non-interest income during the quarter ended March 31, 2017 compared to the same quarter in 2016 was primarily influenced by higher mortgage banking income from higher mortgage volumes and card processing income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$7,967	$7,884	$83	1.1%
Occupancy, equipment and depreciation	1,117	988	129	13.1%
Data processing	675	707	(32)	-4.5%
FDIC premiums	126	195	(69)	-35.4%
Card processing	529	590	(61)	-10.3%
Marketing and advertising	262	169	93	55.0%
Other	1,780	1,602	178	11.1%
Total non-interest expense	$12,456	$12,135	$321	2.6%

Non-interest expense for the first quarter of 2017 increased $321,000 compared to the comparable period in 2016, primarily due to higher salaries and benefits of $83,000 and various other expenses of $178,000, including expenses related primarily to higher occupancy, marketing and other costs, and offset by lower data processing and lower rates on FDIC premiums. The increase in salaries and benefits is primarily due to annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits to support our balance sheet and income growth, offset by higher deferred loan costs.

   Income Tax Expense. We recorded an income tax expense of $2.7 million for the first quarter ended March 31, 2017 compared to $2.9 million for the same period in 2016. The effective tax rate for the first quarter of 2017 was 29.6% compared to 35.5% in the corresponding first quarter of 2016. The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit totaling approximately $600,000 in taxable benefits.

Financial Condition

Our total assets as of March 31, 2017 were $1.72 billion, a 3.1% increase compared to December 31, 2016. Our total loans held for investment as of March 31, 2017 were $1.15 billion, an increase of 2.9% from December 31, 2016. Total deposits as of March 31, 2017 were $1.47 billion, an increase of 3.1% compared to December 31, 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Loans held for sale	$13,053	$20,826
Loans held for investment:
Commercial real estate loans:
Real estate term	618,196	582,029
Construction and land development	230,123	240,120
Total commercial real estate loans	848,319	822,149
Commercial and industrial	219,852	213,260
Consumer loans:
Residential and home equity	73,053	72,959
Consumer and other	14,827	15,678
Total consumer loans	87,880	88,637
Total gross loans	1,156,051	1,124,046
Net deferred loan fees	(4,021)	(4,169)
Allowance for loan losses	(16,644)	(16,715)
Loans held for investment, net	1,135,386	1,103,162
Total loans, net	$1,148,439	$1,123,988

	March 31,	December 31,
(Percentage of total loans held for investment)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	53.5%	51.7%
Construction and land development	19.9%	21.4%
Total commercial real estate loans	73.4%	73.1%
Commercial and industrial	19.0%	19.0%
Consumer loans:
Residential and home equity	6.3%	6.5%
Consumer and other	1.3%	1.4%
Total consumer loans	7.6%	7.9%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of March 31, 2017 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$70,498		$235,513	$312,185	$618,196	$129,013	$418,685
Construction and land development	182,500		43,982	3,641	230,123	24,695	22,928
Total commercial real estate loans	252,998		279,495	315,826	848,319	153,708	441,613
Commercial and industrial	87,538		101,527	30,787	219,852	92,106	40,208
Consumer loans:
Residential and home equity	12,667		18,904	41,482	73,053	11,153	49,233
Consumer and other	6,225		7,096	1,506	14,827	8,082	520
Total consumer loans	18,892		26,000	42,988	87,880	19,235	49,753
Total gross loans held for investment	$359,428	(1)	$407,022	$389,601	$1,156,051	$265,049	$531,574	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $891 million or 77.1% of total loans at March 31, 2017.

Concentrations. As of March 31, 2017, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 79.7% of total loans held for investment, of which commercial real estate represents 53.5%, 19.9% are construction and land development loans, and 6.3% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has stayed steady at 19.0% as of March 31, 2017 and December 31, 2016.  We have had an added focus on diversifying our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.1% as of December 31, 2011.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled-debt restructured
Real estate term	$3,376	$2,386
Construction and land development	304	378
Commercial and industrial	590	1,211
Residential and home equity	227	142
Consumer and other	10	14
Total non-accrual, not troubled-debt restructured loans	4,507	4,131
Troubled-debt restructured loans non-accrual
Real estate term	786	808
Construction and land development	390	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,176	1,204
Total non-accrual loans (1)	5,683	5,335
Accruing loans past due 90 days or more	20	22
Total non-performing loans (NPL)	5,703	5,357
OREO	245	245
Total non-performing assets (NPA) (2)	$5,948	$5,602
Accruing troubled debt restructured loans	$4,926	$5,572
Non-accrual troubled debt restructured loans	1,176	1,204
Total troubled debt restructured loans	$6,102	$6,776
Selected ratios:
NPL to total loans	0.50%	0.49%
NPA to total assets	0.35%	0.34%
(1)

We estimate that approximately $79,000 and $298,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of December 31, 2016 have not been reduced by U.S. government guarantees of $16,000. There were no U.S. Government guarantees on non-performing assets as of March 31, 2017.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $6.1 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively. Our TDR loans are considered impaired loans of which $1.18 million and $1.20 million as of March 31, 2017 and December 31, 2016, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2017	2016
Balance, beginning of period	$245	$568
Additions	-	237
Write-downs	-	(53)
Sales	-	(108)
Balance, end of period	$245	$644

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Allowance for loan losses:
Beginning balance	$16,715	$15,557
Loans charged off:
Real estate term	—	—
Construction and land development	—	—
Commercial and industrial	(158)	(72)
Residential and home equity	(338)	—
Consumer and other	(65)	(64)
Total	(561)	(136)
Recoveries:
Real estate term	4	4
Construction and land development	79	16
Commercial and industrial	38	37
Residential and home equity	138	4
Consumer and other	31	41
Total	290	102
Net charge-offs	(271)	(34)
Provision for loan losses	200	200
Ending balance	$16,644	$15,723
Gross loans including loans held for sale	$1,169,104	$1,087,119
Average loans	1,135,689	1,060,790
Non-performing loans	5,703	5,187
Selected ratios:
Net charge-offs to average loans	0.10%	0.01%
Provision for loan losses to average loans	0.07%	0.08%
Allowance for loan losses to loans outstanding at end of period	1.42%	1.45%

The decrease in ALLL as a percentage of total loans from 2016 to 2017 is attributable to overall improvement in the credit quality of the underlying loan portfolio, changes to our historical loss rates from updates to our 5-year lookback period, and adjustments to qualitative ALLL factors that impact applied loss rates.

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

The following table indicates management’s allocation of the ALLL and the percent of loans in each category to total loans as of each of the following dates:

	March 31,	December 31,
(in thousands)	2017	2016
Commercial real estate loans:
Real estate term	$7,149	$6,770
Construction and land development	4,683	5,449
Total commercial real estate loans	11,832	12,219
Commercial and industrial	4,222	3,718
Consumer loans:
Residential and home equity	529	617
Consumer and other	61	161
Total consumer loans	590	778
Total	$16,644	$16,715

	March 31,	December 31,
(Percentage of total loans held for investment)	2017	2016
Commercial real estate loans:
Real estate term	53.5%	51.7%
Construction and land development	19.9%	21.4%
Total commercial real estate loans	73.4%	73.1%
Commercial and industrial	19.0%	19.0%
Consumer loans:
Residential and home equity	6.3%	6.5%
Consumer and other	1.3%	1.4%
Total consumer loans	7.6%	7.9%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $412.3 million as of March 31, 2017 and $409.1 million as of December 31, 2016. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of March 31, 2017, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Available-for-sale securities:
U.S. Government agencies	$118,617	$118,603
Municipal securities	21,080	25,519
Mortgage-backed securities	184,809	181,821
Corporate securities	9,743	9,666
Total	334,249	335,609
Held-to-maturity securities:
Municipal securities	78,041	73,512
Total investment securities	$412,290	$409,121

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of March 31, 2017:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$12,273	0.97%	$97,080	1.16%	$9,844	2.37%	$-	0.00%	$119,197	1.24%
Municipal securities	7,587	3.74%	8,016	4.62%	4,439	3.21%	707	3.70%	20,749	3.96%
Mortgage-backed securities	2	6.44%	2,021	1.24%	77,585	1.63%	106,268	1.85%	185,876	1.81%
Other securities	-	0.00%	3,000	2.04%	4,000	2.08%	3,000	4.00%	10,000	2.64%
Total	19,862	2.03%	110,117	1.44%	95,868	1.80%	109,975	1.92%	335,822	1.77%
Held-to-maturity securities:
Municipal securities	9,339	2.14%	47,928	2.31%	15,660	2.91%	5,114	3.55%	78,041	2.49%
Total investment securities	$29,201	2.07%	$158,045	1.70%	$111,528	1.95%	$115,089	1.99%	$413,863	1.90%

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

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

Deposits

Total deposits were $1.47 billion as of March 31, 2017 and $1.43 billion as of December 31, 2016. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits were $462.9 million, or 31.5% of total deposits as of March 31, 2017 compared to 31.1% as of December 31, 2016. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $100,000 and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	March 31, 2017		December 31, 2016
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$431,360	0.00%	$426,487	0.00%
Interest bearing deposits:
Interest bearing demand and savings	659,483	0.27%	607,714	0.28%
Money market	174,456	0.24%	150,028	0.24%
Certificates of deposit under $100,000	90,368	0.61%	94,689	0.32%
Certificates of deposit $100,000 and over	65,943	0.53%	73,860	0.66%
Total interest bearing deposits	990,250	0.31%	926,291	0.31%
Total	$1,421,610		$1,352,778

Additionally, the following table shows the maturities of CDs of $100,000 or more:

March 31,
(in thousands)	2017
Due in three months or less	$16,613
Due in over three months through six months	6,618
Due in over six months through twelve months	15,952
Due in over twelve months	32,503
Total	$71,686

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  Short-term interest rates have increased since the fourth quarter of 2016 and we would expect that cost of funds and deposits will increase in future quarters.

Shareholders’ Equity

As of March 31, 2017, our shareholders’ equity totaled $234.2 million, an increase of $5.7 million or 2.8% since December 31, 2016. The increase in shareholders’ equity for the three month period ended March 31, 2017 was primarily due to an increase of $0.6 million in additional paid in capital from exercises of stock options and net income of $6.5 million for the period less dividends paid of $1.4 million.

Dividends of  $0.08 per share were declared during the three months ended March 31, 2017 representing 22.0% of the net income for the same period. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Capital Resources

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%. Since we only have common equity, our common equity Tier 1 risk-based capital ratio and our Tier 1 risk-based capital ratio are the same. Therefore, we only disclose our Tier 1 risk-based capital ratio since it has a higher required ratio for minimum and well-capitalized banks.

The following table sets forth our capital ratios.

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2017	2016	2016
Tier 1 leverage capital ratio	NA	14.10%	13.71%	13.85%
Tier 1 risk-based capital	8.00%	18.84%	18.93%	17.81%
Total risk-based capital	10.00%	20.11%	20.19%	19.08%
PUB and the Bank were well-capitalized as of March 31, 2017, December 31, 2016 and March 31, 2016 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of March 31, 2017:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$453,321	$326,008	$68,228	$5,615	$53,470
Standby letters of credit	30,120	30,120	-	-	-
Credit cards	26,000	26,000	-	-	-
Total	$509,441	$382,128	$68,228	$5,615	$53,470

Contractual Obligations

The following table sets forth our significant contractual obligations as of March 31, 2017:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$153,654	$88,723	$42,194	$16,819	$5,918
Deposits without stated maturity	1,315,011	1,315,011	-	-	-
Short-term borrowings	3,372	3,372	-	-	-
Total	$1,472,037	$1,407,106	$42,194	$16,819	$5,918

          We have contracts to build new branches in Preston, Idaho and Bountiful, Utah.  We expect to have both branches completed and opened by the first half of 2017.  Estimated combined construction costs remaining for these two new branches are expected to be approximately $0.7 million.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $314.3 million as of March 31, 2017, which are secured by various real estate loans pledged as collateral totaling $473.9 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $22.3 million which is secured by $23.0 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of March 31, 2017, we had approximately $401.8 million in net liquid assets comprised of $90.8 million in cash and cash equivalents, including interest bearing deposits of $62.2 million and federal funds sold of $2.9 million, $334.2 million in available-for-sale securities and $13.1 million in loans held for sale, less $36.3 million of available-for-sale securities pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.47% as of March 31, 2017 compared to 30.58% as of December 31, 2016.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of March 31, 2017 we had outstanding loan commitments of $453.3 million, credit card commitments of $26.0 million and outstanding letters of credit of $30.1 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the three months ended March 31, 2017 was $42.8 million, principally from increases in deposit balances offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
10.1 31.1	Employment Agreement between the Company and Len D. Williams Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2017

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)