Form 10-Q
period 2017-06-30
People's Utah Bancorp
filed 2017-08-08
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding on July 31, 2017 was 17,958,487. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,315	$26,524
Interest bearing deposits	26,027	37,958
Federal funds sold	3,093	3,456
Total cash and cash equivalents	57,435	67,938
Investment securities:
Available-for-sale, at fair value	325,172	335,609
Held-to-maturity, at historical cost	77,394	73,512
Total investment securities	402,566	409,121
Non-marketable equity securities	1,959	1,827
Loans held for sale	7,655	20,826
Loans:
Loans held for investment	1,201,391	1,119,877
Less allowance for loan losses	(17,271)	(16,715)
Total loans held for investment, net	1,184,120	1,103,162
Premises and equipment, net	23,551	21,926
Bank-owned life insurance	19,970	19,714
Deferred income tax assets	9,845	9,799
Accrued interest receivable	5,616	5,557
Other real estate owned	468	245
Other assets	5,190	5,866
Total assets	$1,718,375	$1,665,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$465,988	$443,100
Interest bearing deposits	995,064	981,974
Total deposits	1,461,052	1,425,074
Short-term borrowings	3,302	3,199
Accrued interest payable	269	305
Other liabilities	13,850	8,886
Total liabilities	1,478,473	1,437,464
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 17,948,347 and 17,819,538 shares issued and outstanding as of June 30, 2017
and December 31, 2016, respectively	179	178
Additional paid-in capital	69,623	68,657
Retained earnings	170,840	160,692
Accumulated other comprehensive loss	(740)	(1,010)
Total shareholders’ equity	239,902	228,517
Total liabilities and shareholders’ equity	$1,718,375	$1,665,981

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$17,928	$16,420	$34,781	$32,271
Interest and dividends on investments	1,802	1,489	3,507	3,092
Total interest income	19,730	17,909	38,288	35,363
Interest expense	749	698	1,515	1,452
Net interest income	18,981	17,211	36,773	33,911
Provision for loan losses	900	225	1,100	425
Net interest income after provision for loan losses	18,081	16,986	35,673	33,486
Non-interest income
Mortgage banking	1,960	2,277	3,939	4,025
Card processing	1,208	1,136	2,332	2,167
Service charges on deposit accounts	578	531	1,114	1,044
Other operating	602	454	1,088	925
Total non-interest income	4,348	4,398	8,473	8,161
Non-interest expense
Salaries and employee benefits	7,762	7,959	15,729	15,843
Occupancy, equipment and depreciation	1,088	1,076	2,205	2,064
Data processing	661	740	1,336	1,447
Card processing	516	549	1,045	1,139
Marketing and advertising	349	290	611	459
FDIC premiums	130	188	256	383
Other	1,845	1,598	3,625	3,200
Total non-interest expense	12,351	12,400	24,807	24,535
Income before income tax expense	10,078	8,984	19,339	17,112
Income tax expense	3,584	3,407	6,324	6,292
Net income	$6,494	$5,577	$13,015	$10,820
Earnings per common share:
Basic	$0.37	$0.31	$0.73	$0.61
Diluted	$0.35	$0.31	$0.71	$0.60
Weighted average common shares outstanding:
Basic	17,937,926	17,738,182	17,911,125	17,685,235
Diluted	18,351,531	18,173,034	18,334,028	18,148,713

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$6,494	$5,577	$13,015	$10,820
Other comprehensive income
Unrealized holding gains on securities available-for-sale	375	675	438	2,904
Tax effect	(143)	(258)	(168)	(1,110)
Unrealized holding gains on securities available-for-sale,
net of tax	232	417	270	1,794
Total comprehensive income	$6,726	$5,994	$13,285	$12,614

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	—	—	—	10,820	1,794	12,614
Cash dividends ($0.14 per share)	—	—	—	(2,475)	—	(2,475)
Share-based compensation	—	—	252	—	—	252
Exercise of stock options	185,666	2	646	—	—	648
Balance as of June 30, 2016	17,752,820	$178	$68,236	$150,568	$1,465	$220,447

Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	—	—	—	13,015	270	13,285
Cash dividends ($0.16 per share)	—	—	—	(2,867)	—	(2,867)
Share-based compensation	—	—	218	—	—	218
Exercise of stock options	128,809	1	748	—	—	749
Balance as of June 30, 2017	17,948,347	$179	$69,623	$170,840	$(740)	$239,902

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$13,015	$10,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	425
Depreciation and amortization	1,267	1,290
Deferred income taxes	(214)	—
Net amortization of securities discounts and premiums	1,501	1,512
Increase in cash surrender value of bank owned life insurance	(256)	(278)
Share based compensation	218	252
Other	(159)	26
Gain on sale of loans held for sale	(2,838)	(3,033)
Originations of loans held for sale	(115,621)	(123,895)
Proceeds from sale of loans held for sale	131,630	132,960
Net changes in:
Accrued interest receivable	(59)	181
Other assets	676	554
Accrued interest payable	(36)	(11)
Other liabilities	4,964	3,177
Net cash provided by operating activities	35,188	23,980
Cash flows from investing activities:
Net change in loans held for investment	(82,558)	(47,920)
Purchase of available-for-sale securities	(24,599)	(12,997)
Purchase of held-to-maturity securities	(12,198)	—
Proceeds from maturities/sales of available-for-sale securities	34,350	66,721
Proceeds from maturities of held-to-maturity securities	7,939	4,143
Purchase of premises and equipment	(2,758)	(1,302)
Proceeds from sale of other real estate owned, net of improvements	302	133
Purchase of non-marketable equity securities	(2,368)	(2,663)
Proceeds from sale of non-marketable equity securities	2,236	3,080
Net cash (used in) provided by investing activities	(79,654)	9,195
Cash flows from financing activities:
Net increase in non-interest bearing deposits	22,888	21,487
Net increase in interest bearing deposits	13,090	15,691
Proceeds related to exercise of stock options	749	648
Net change in short-term borrowings	103	(24,349)
Cash dividends paid	(2,867)	(2,475)
Net cash provided by financing activities	33,963	11,002
Net change in cash and cash equivalents	(10,503)	44,177
Cash and cash equivalents, beginning of period	67,938	42,349
Cash and cash equivalents, end of period	$57,435	$86,526
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,551	$1,285
Income taxes paid	$6,217	$5,610
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$468	$237
Unrealized gains on securities available-for-sale	$438	$2,904

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company’s subsidiary is People’s Intermountain Bank (“PIB” or the “Bank”), which includes two banking divisions doing business as (“dba”) Bank of American Fork (“BAF”) and Lewiston State Bank (“LSB”), an equipment leasing division dba GrowthFunding Equipment Finance and a mortgage division dba People’s Intermountain Bank Mortgage.  BAF and LSB have over 100 years of history and continue to do business as registered names of PIB.

The interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, which are included in the Company’s 2016 Form 10-K.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Numerator
Net income	$6,494	$5,577	$13,015	$10,820
Denominator
Weighted-average number of common shares outstanding	17,937,926	17,738,182	17,911,125	17,685,235
Incremental shares assumed for stock options and RSUs	413,605	434,852	422,903	463,478
Weighted-average number of dilutive shares outstanding	18,351,531	18,173,034	18,334,028	18,148,713
Basic earnings per common share	$0.37	$0.31	$0.73	$0.61
Diluted earnings per common share	$0.35	$0.31	$0.71	$0.60

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

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the current incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL see Note 3

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such periods. Early application is permitted.  The Company implemented ASU 2016-09 during the annual reporting period of 2016.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2017
U.S. Government-sponsored securities	$117,202	$151	$(544)	$(35)	$116,774
Municipal securities	18,117	385	(27)	—	18,475
Mortgage-backed securities	181,051	767	(1,096)	(604)	180,118
Corporate securities	10,000	55	—	(250)	9,805
	$326,370	$1,358	$(1,667)	$(889)	$325,172
As of December 31, 2016
U.S. Government-sponsored securities	$119,202	$71	$(669)	$(1)	$118,603
Municipal securities	25,176	401	(58)	—	25,519
Mortgage-backed securities	182,867	679	(1,111)	(614)	181,821
Corporate securities	10,000	28	(32)	(330)	9,666
	$337,245	$1,179	$(1,870)	$(945)	$335,609

Note 2 — Investment Securities – continued

Amortized cost and estimated fair value of investment securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2017
Municipal securities	$77,394	$505	$(177)	$(13)	$77,709

As of December 31, 2016
Municipal securities	$73,512	$105	$(579)	$(38)	$73,000

The amortized cost and estimated fair value of investment securities that are available-for-sale and held-to-maturity at June 30, 2017, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$26,252	$26,265	$7,774	$7,774
After one year through five years	102,578	102,260	45,458	45,636
After five years through ten years	89,162	88,789	17,132	17,246
After ten years	108,378	107,858	7,030	7,053
	$326,370	$325,172	$77,394	$77,709

Actual  maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of June 30, 2017 and December 31, 2016, the Company held 254 and 302 investment securities, respectively, with fair value less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	$643,756	$582,029
Construction and land development	251,741	240,120
Total commercial real estate loans	895,497	822,149
Commercial and industrial loans	221,901	213,260
Consumer loans:
Residential and home equity	73,791	72,959
Consumer and other	14,936	15,678
Total consumer loans	88,727	88,637
Total gross loans	1,206,125	1,124,046
Less:
Net deferred loan fees	(4,734)	(4,169)
Total loans held for investment	1,201,391	1,119,877
Less: allowance for loan losses	(17,271)	(16,715)
Total loans held for investment, net	$1,184,120	$1,103,162

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended June 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,149	$4,683	$4,222	$529	$61	$16,644
Additions: Provisions for loan losses	181	394	342	(28)	11	900
Deductions:
Gross loan charge-offs	(350)	—	(114)	—	(48)	(512)
Recoveries	177	—	39	2	21	239
Net loan charge-offs	(173)	—	(75)	2	(27)	(273)
Balance at end of period	$7,157	$5,077	$4,489	$503	$45	$17,271

	Three Months Ended June 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,692	$4,344	$3,921	$595	$171	$15,723
Additions: Provisions for loan losses	172	351	(224)	(44)	(30)	225
Deductions:
Gross loan charge-offs	—	—	—	—	(56)	(56)
Recoveries	5	30	71	77	77	260
Net loan charge-offs	5	30	71	77	21	204
Balance at end of period	$6,869	$4,725	$3,768	$628	$162	$16,152

 Note 3 — Loans and Allowance for Loan Losses – Continued

	Six Months Ended June 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	556	(451)	966	84	(55)	1,100
Deductions:
Gross loan charge-offs	(350)	—	(272)	(338)	(113)	(1,073)
Recoveries	181	79	77	140	52	529
Net loan charge-offs	(169)	79	(195)	(198)	(61)	(544)
Balance at end of period	$7,157	$5,077	$4,489	$503	$45	$17,271

	Six Months Ended June 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	77	695	(209)	(56)	(82)	425
Deductions:
Gross loan charge-offs	—	—	(72)	—	(120)	(192)
Recoveries	9	46	108	81	118	362
Net loan charge-offs	9	46	36	81	(2)	170
Balance at end of period	$6,869	$4,725	$3,768	$628	$162	$16,152

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled debt restructured:
Real estate term	$4,089	$2,386
Construction and land development	826	378
Commercial and industrial	1,513	1,211
Residential and home equity	116	142
Consumer and other	—	14
Total non-accrual loans, not troubled debt restructured	6,544	4,131
Troubled debt restructured loans, non-accrual:
Real estate term	663	808
Construction and land development	383	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	1,046	1,204
Total non-accrual loans	$7,590	$5,335

Note 3 — Loans and Allowance for Loan Losses – Continued

Troubled debt restructured loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$4,162	$5,572
Non-accrual troubled debt restructured loans	1,046	1,204
Total troubled debt restructured loans	$5,208	$6,776

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2017
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$639,004	$-	$—	$4,752	$4,752	$643,756
Construction and land development	249,428	1,104	—	1,209	2,313	251,741
Total commercial real estate	888,432	1,104	—	5,961	7,065	895,497
Commercial and industrial	220,047	341	—	1,513	1,854	221,901
Consumer:
Residential and home equity	73,602	73	—	116	189	73,791
Consumer and other	14,567	348	21	-	369	14,936
Total consumer	88,169	421	21	116	558	88,727
Total gross loans	$1,196,648	$1,866	$21	$7,590	$9,477	$1,206,125

	December 31, 2016
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$577,134	$1,701	$—	$3,194	$4,895	$582,029
Construction and land development	237,433	1,913	—	774	2,687	240,120
Total commercial real estate	814,567	3,614	—	3,968	7,582	822,149
Commercial and industrial	211,143	906	—	1,211	2,117	213,260
Consumer:
Residential and home equity	71,719	1,098	—	142	1,240	72,959
Consumer and other	15,168	474	22	14	510	15,678
Total consumer	86,887	1,572	22	156	1,750	88,637
Total gross loans	$1,112,597	$6,092	$22	$5,335	$11,449	$1,124,046

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a loan grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications.

Note 3 — Loans and Allowance for Loan Losses – Continued

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2017
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$622,611	$13,871	$7,274	$643,756	$7,157
Construction and land development	247,157	2,081	2,503	251,741	5,077
Total commercial real estate	869,768	15,952	9,777	895,497	12,234
Commercial and industrial	212,211	4,938	4,752	221,901	4,489
Consumer loans:
Residential and home equity	71,041	1,717	1,033	73,791	503
Consumer and other	14,822	—	114	14,936	45
Total consumer	85,863	1,717	1,147	88,727	548
Total	$1,167,842	$22,607	$15,676	$1,206,125	$17,271

	December 31, 2016
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$565,550	$10,609	$5,870	$582,029	$6,770
Construction and land development	234,359	2,222	3,539	240,120	5,449
Total commercial real estate	799,909	12,831	9,409	822,149	12,219
Commercial and industrial	205,933	2,266	5,061	213,260	3,718
Consumer loans:
Residential and home equity	69,287	1,869	1,803	72,959	617
Consumer and other	15,542	—	136	15,678	161
Total consumer	84,829	1,869	1,939	88,637	778
Total	$1,090,671	$16,966	$16,409	$1,124,046	$16,715

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	June 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$61	$67	$528	$72	$—	$728
Collectively evaluated for impairment	7,096	5,010	3,961	431	45	16,543
Total	$7,157	$5,077	$4,489	$503	$45	$17,271
Outstanding loan balances:
Individually evaluated for impairment	$4,854	$2,327	$2,684	$634	$—	$10,499
Collectively evaluated for impairment	638,902	249,414	219,217	73,157	14,936	1,195,626
Total gross loans	$643,756	$251,741	$221,901	$73,791	$14,936	$1,206,125

	December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$189	$67	$323	$75	$—	$654
Collectively evaluated for impairment	6,581	5,382	3,395	542	161	16,061
Total	$6,770	$5,449	$3,718	$617	$161	$16,715
Outstanding loan balances:
Individually evaluated for impairment	$5,778	$2,995	$6,045	$1,476	$—	$16,294
Collectively evaluated for impairment	576,251	237,125	207,215	71,483	15,678	1,107,752
Total gross loans	$582,029	$240,120	$213,260	$72,959	$15,678	$1,124,046

Information on impaired loans is summarized as follows:

	June 30, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$4,940	$3,291	$1,563	$4,854	$61
Construction and land development	3,280	2,123	204	2,327	67
Total commercial real estate	8,220	5,414	1,767	7,181	128
Commercial and industrial	3,477	940	1,744	2,684	528
Consumer loans:
Residential and home equity	634	232	402	634	72
Consumer and other	—	—	—	—	—
Total consumer	634	232	402	634	72
Total	$12,331	$6,586	$3,913	$10,499	$728

 Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,864	$2,979	$2,799	$5,778	$189
Construction and land development	3,949	2,790	205	2,995	67
Total commercial real estate	9,813	5,769	3,004	8,773	256
Commercial and industrial	6,937	4,458	1,587	6,045	323
Consumer loans:
Residential and home equity	1,476	1,071	405	1,476	75
Consumer and other	—	—	—	—	—
Total consumer	1,476	1,071	405	1,476	75
Total	$18,226	$11,298	$4,996	$16,294	$654

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$4,734	$6	$8,416	$74
Construction and land development	2,872	32	3,767	47
Total commercial real estate	7,606	38	12,183	121
Commercial and industrial	4,280	36	7,934	97
Consumer loans:
Residential and home equity	850	10	1,794	12
Consumer and other	—	—	15	—
Total consumer	850	10	1,809	12
Total	$12,736	$84	$21,926	$230

	Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$5,316	$36	$9,106	$153
Construction and land development	2,660	63	3,865	102
Total commercial real estate	7,976	99	12,971	255
Commercial and industrial	4,365	90	7,243	185
Consumer loans:
Residential and home equity	1,055	23	1,980	34
Consumer and other	—	—	15	—
Total consumer	1,055	23	1,995	34
Total	$13,396	$212	$22,209	$474

Note 3 — Loans and Allowance for Loan Losses – Concluded

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3,327,000 and $330,000 as of June 30, 2017 and December 31, 2016, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $509,000 as of June 30, 2017.  Deposits from affiliates were $7.6 million and $7.8 million as of June 30, 2017 and December 31, 2016, respectively.

Note 4 — Commitments and Contingencies

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Commitments to extend credit, including unsecured commitments of $12,185 and $11,230 as of June 30, 2017 and December 31, 2016, respectively	$516,291	$445,645
Stand-by letters of credit and bond commitments, including unsecured commitments of $566 and $660 as of June 30, 2017 and December 31, 2016, respectively	29,233	29,332
Unused credit card lines, all unsecured	25,337	25,803

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

Note 5 — Fair Value

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

Assets measured at fair value are summarized as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,002	$324,170	$—	$325,172
Fair valued on a non-recurring basis:
Impaired loans	—	3,185	—	3,185

As of December 31, 2016
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,008	$334,601	$—	$335,609
Fair valued on a non-recurring basis:
Impaired loans	—	4,342	—	4,342

Note 5 — Fair Value - Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
As of June 30, 2017
Financial Assets:
Net loans held for investment	$1,184,120	$1,184,297
Financial Liabilities:
Interest bearing deposits	995,064	995,098

As of December 31, 2016
Financial Assets:
Net loans held for investment	$1,103,162	$1,101,890
Financial Liabilities:
Interest bearing deposits	981,974	982,380

The above summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents, held-to-maturity securities (see Note 2), loans held for sale, bank-owned life insurance, accrued interest receivable, and FHLB stock. For financial liabilities, these include non-interest bearing deposits, short-term borrowings, and accrued interest payable. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of June 30, 2017 and December 31, 2016 were insignificant.

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

Note 6 — Income Taxes

Income tax expense was $3.6 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate for the second quarter of 2017 was 35.6% compared with 37.9% in the second quarter of 2016. The tax rate in the second quarter of 2017 is lower than the same quarter in 2016 due primarily to adjustments in the expected recoverability of certain tax credits.

Income tax expense was $6.3 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was 32.7% and 36.8% for the six months ended June 30, 2017 and 2016, respectively.  The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit totaling, approximately $600,000 in taxable benefits.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.71% at December 31, 2016 to 14.15% as of June 30, 2017. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of June 30, 2017 and December 31, 2016 were $9.9 million and $9.1 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the six months ended June 30, 2017, the Company granted options for the purchase of 769 common shares, which have a weighted average exercise price of $26.26 per share and a weighted average fair value as of the date of grant of $4.867 per share.  Additionally, the Company granted 104 restricted stock units (“RSU”) at a weighted-average fair value of $25.00 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $218,000 and $252,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 9 — Announced Transactions

Town & Country Bank:

On May 31, 2017, the Company entered into a definitive agreement to acquire Town & Country Bank Inc. (“Town & Country Bank”), a community based bank in St. George Utah, whereby Town & Country Bank will be merged with and into PIB, a wholly owned subsidiary of PUB.  Under the terms of the agreement, each outstanding share will receive $4.28 in cash and 0.2978 PUB common shares.  Based on the closing price of $25.55 for PUB shares on May 30, 2017, the transaction would result in an aggregate value of $20.9 million or $11.89 per fully diluted Town & Country Bank common share. $1.5 million of the cash to be paid to shareholders will be held in escrow for eighteen months after closing pending the resolution of certain contingencies.  Town & Country Bank shareholders may also receive additional cash consideration at closing subject to certain closing conditions.

The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2017 subject to Town & Country Bank’s shareholder approval, required regulatory approval and the satisfaction of other customary closing conditions.  The Company’s primary reasons for the transaction are to solidify its market share in the St. George, Utah market, expand its customer base to enhance total revenues and leverage operating costs through economies of scale.

Town & Country Bank currently operates one branch in St. George and one loan production office in Sandy, UT.  The Town & Country Bank office and PIB’s Bank of American Fork branch in St. George are expected to be consolidated in January 2018. Upon consolidation, the combined division will operate under the name “People’s Town & Country Bank.” Bank of American Fork branches in other areas will not be affected by this St. George-area name change. Town & Country Bank’s Sandy loan production office is expected to be consolidated with the current Bank of American Fork Sandy branch and will operate under the name Bank of American Fork. This merger is part of a larger bank-wide strategy to establish a community-banking network with local names throughout Utah and potentially in adjoining states.  As of March 31, 2017, Town & Country Bank had total assets of $135.1 million, gross loans of $97.3 million and total deposits of $119.7 million.

Banner Bank Utah Branches:

On July 27, 2017, the Company signed a purchase and assumption agreement to acquire approximately $266 million in loans and seven Utah branch locations with approximately $159 million in deposits from Banner Corporation’s banking subsidiary, Banner Bank.  PIB will operate the branches under the name of Bank of American Fork, a division of PIB.  The seven branches are located in Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches will be consolidated into the existing Bank of American Fork Bountiful and Orem branches, respectively.  The transaction is expected to close in the fourth quarter of 2017 and is subject to certain closing conditions, including receipt of regulatory approval.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) the expected closing dates of the acquisitions of Town & Country Bank and the seven Utah branches of Banner bank, and (ii) the impact on our business of these acquisitions, including, without limitation, the impact on the average equity, average assets and liquidity ratios after the closing of the acquisitions.  Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	failure to successfully integrate acquisitions and mergers that are pending
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
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

Overview

We are a bank holding company, formed in 1998 and headquartered in American Fork, Utah, which is located on the I-15 corridor between the cities of Salt Lake City and Provo. We have four divisions in our wholly-owned subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”). We have 20 banking locations operating through two banking divisions, dba, BAF and LSB, which began offering banking services in 1913 and 1905, respectively.  Our third division is GrowthFunding Equipment Finance, an equipment leasing operation which originates direct equipment leasing products to businesses nationwide and to our banking customers.  Our fourth division is People’s Intermountain Bank Mortgage, a mortgage operation which originates mortgages.  We provide full-service retail banking in many of the leading population centers in the state of Utah, including a wide range of banking and related services to locally-owned businesses, professional firms, real estate developers, residential home builders, high net-worth individuals, investors and other customers. Our primary customers are small and medium-sized businesses that require highly personalized commercial banking products and services.

We believe our growth is a result of our ability to attract and retain high-quality associates, add branches in attractive markets and provide good customer service, as well as due to the expansion of our construction, land acquisition and development and commercial and industrial lending. The primary source of funding for our asset growth has been the generation of core deposits, which we accomplish through a combination of competitive pricing for local deposits coupled with expansion of our branch system. We have opened new branches during the year in Preston, Idaho, and Bountiful, Utah.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest earning assets, which are comprised of loans, investment securities and short-term investments and the interest we pay on our interest-bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Deposits are our primary source of funding. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

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

Announced Transactions

Town & Country Bank:

On May 31, 2017, the Company entered into a definitive agreement to acquire Town & Country Bank, Inc. (“Town & Country Bank”), a community based bank in St. George Utah, whereby Town & Country Bank will be merged with and into PIB, a wholly owned subsidiary of PUB.  Under the terms of the agreement, each outstanding share will receive $4.28 in cash and 0.2978 PUB common shares.  Based on the closing price of $25.55 for PUB shares on May 30, 2017, the transaction would result in an aggregate value of $20.9 million or $11.89 per fully diluted Town & Country Bank common share. $1.5 million of the cash to be paid to shareholders will be held in escrow for eighteen months after closing pending the resolution of certain contingencies.  Town & Country Bank shareholders may also receive additional cash consideration at closing subject to certain closing conditions.

The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2017 subject to Town & Country Bank’s shareholder approval, required regulatory approval and the satisfaction of other customary closing conditions. The Company’s primary reasons for the transaction are to solidify its market share in the St. George, Utah market, expand its customer base to enhance total revenues and leverage operating costs through economies of scale.

Town & Country Bank currently operates one branch in St. George and one loan production office in Sandy, UT.  The Town & Country Bank office and PIB’s Bank of American Fork branch in St. George are expected to be consolidated in January 2018. Upon consolidation, the combined division will operate under the name “People’s Town & Country Bank”. Bank of American Fork branches in other areas will not be affected by this St. George-area name change. Town & Country Bank’s Sandy loan production office is expected to be consolidated with the current Bank of American Fork Sandy branch and will operate under the name Bank of American Fork. This is part of a larger bank-wide strategy to establish a community-banking network with local names throughout Utah and potentially in adjoining states.  As of March 31, 2017, Town & Country Bank had total assets of $135.1 million, gross loans of $97.3 million and total deposits of $119.7 million.

Banner Bank Utah Branches:

On July 27, 2017, the Company signed a purchase and assumption agreement to acquire approximately $266 million in loans and seven Utah branch locations with approximately $159 million in deposits from Banner Corporation’s banking subsidiary, Banner Bank.  PIB will operate the branches under the name of Bank of American Fork, a division of PIB.  The seven branches are located in Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches are planned to be consolidated into the existing Bank of American Fork Bountiful and Orem branches, respectively.  The transaction is expected to close in the fourth quarter of 2017 and is subject to certain closing conditions, including receipt of regulatory approval.

A copy of the purchase and assumption agreement is attached as Exhibit 2.1 and incorporated herein by reference. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the purchase and assumption agreement attached as Exhibit 2.1.

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands except per share amounts)	2017	2016
Net income	$13,015	$10,820
Basic earnings per share	0.73	0.61
Diluted earnings per share	0.71	0.60
Total assets	1,718,375	1,583,016
Total loans held for investment, net	1,184,120	1,079,676
Total deposits	1,461,052	1,346,363
Net interest margin	4.63%	4.63%
Efficiency ratio	54.44%	58.32%
Return on average assets	1.56%	1.40%
Return on average equity	11.14%	10.07%
Average equity to average assets	14.00%	13.89%
Non-performing assets to total assets	0.47%	0.38%
Liquidity ratio (1)	28.77%	28.81%
Dividend Payout Ratio (2)	22.03%	22.87%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $34.6 million and $36.1 million at June 30, 2017 and 2016, respectively.

(2)	The dividend payout ratio is dividends paid divided by net income for the period.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the six months ended June 30, 2017 increased 20.3% to $13.0 million from $10.8 million for the comparable period in 2016. Net income for the six months ended June 30, 2017 increased primarily due to an increase in interest income due to loan growth, an increase in non-interest income offset by an increase in non-interest expenses.  Basic earnings per share, or EPS, was $0.73 for the six months ended June 30, 2017 compared to $0.61 for the comparable period in 2016. Diluted EPS was $0.71 per share for the six months ended June 30, 2017 compared to $0.60 per share for the comparable period in 2016. ROE increased to 11.14% for the six months ended June 30, 2017 compared to 10.07% for the comparable period in 2016, primarily from the 20.3% increase in net income.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the six months ended June 30, 2017 our ROA increased to 1.56% compared to 1.40% for the six months ended June 30, 2016. The increase in ROA is a result of improved operating results as discussed throughout this Management’s Discussion & Analysis.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.47% as of June 30, 2017 compared to 0.38% as of June 30, 2016. Non-performing assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning deposit balances. As of June 30, 2017, compared to June 30, 2016, total assets grew 8.6%, total net loans increased by 9.2%, and investment securities increased by 17.7%.  Loan growth in 2017 came primarily from the increased level of real estate, construction, acquisition and land development lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. In 2015, we raised approximately $34.9 million in new capital from our IPO. We plan to utilize the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  We have two pending acquisitions: 1) Town & Country Bank, Inc. in St, George, Utah, and 2) approximately $260 million in loans with approximately $180 million in low-cost deposits of Banner Bank’s seven Utah-based bank branches and an operations center.  Both transactions are subject to customary closing conditions and regulatory approval.  Our average equity to average assets ratio as of June 30, 2017 was 14.00% compared to 13.89% as of June 30, 2016. The average equity, average assets and liquidity ratios will likely decline after closing the pending acquisitions. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.77% as of June 30, 2017, compared to 28.81% as of June 30, 2016.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the six months ended June 30, 2017 and 2016, our net interest margin was 4.63% for both periods.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as the sum of non-interest expense less merger and acquisition related expenses, if applicable, divided by the sum of net interest income and non-interest income and was 54.44% for the six months ended June 30, 2017 as compared to 58.32% for the six months ended June 30, 2016.  The improvement in the efficiency ratio is the result of operating efficiencies as discussed throughout this Managements’ Discussion & Analysis.

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

	Three Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$21,593	$56	1.04%	$20,952	$20	0.38%
Securities: (1)
Taxable securities	319,877	1,309	1.64%	271,850	1,047	1.55%
Non-taxable securities (2)	93,688	432	1.85%	90,428	420	1.87%
Loans (3) (4)	1,177,403	17,928	6.11%	1,096,584	16,420	6.02%
Non-marketable equity securities	2,306	5	0.87%	2,065	2	0.39%
Total interest earning assets	1,614,867	19,730	4.90%	1,481,879	17,909	4.86%
Allowance for loan losses	(16,658)			(15,873)
Non-interest earning assets	100,457			97,503
Total average assets	$1,698,666			$1,563,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$660,563	$416	0.25%	$591,976	$415	0.28%
Money market accounts	168,022	95	0.23%	144,747	83	0.23%
Certificates of deposit, under $100,000	89,010	136	0.61%	96,545	76	0.32%
Certificates of deposit, $100,000 and over	62,967	74	0.47%	75,228	123	0.66%
Total interest bearing deposits	980,562	721	0.29%	908,496	697	0.31%
Short-term borrowings	12,428	28	0.90%	9,651	1	0.04%
Total interest bearing liabilities	992,990	749	0.30%	918,147	698	0.31%
Non-interest bearing deposits	454,235			414,040
Total funding	1,447,225	749	0.21%	1,332,187	698	0.21%
Other non-interest bearing liabilities	12,676			12,617
Shareholders’ equity	238,765			218,705
Total average liabilities and shareholders’ equity	$1,698,666			$1,563,509
Net interest income		$18,981			$17,211
Interest rate spread (5)			4.60%			4.55%
Net interest margin (6)			4.71%			4.67%
(1)	Excludes average unrealized gains (losses) of ($786,000) and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, which are included in non-interest earning assets.
(2)

The average yield does not include the federal tax benefits relating to income earned on municipal securities totaling $233,000 and $226,000 for the three months ended June 30, 2017 and 2016, respectively.

(3)	Loan interest income includes loan fees of $1.6 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.
(4)

Average loans do not include average non-accrual loans of $6.6 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively, which are included in non-interest earning assets.

(5)	Interest rate spread is the difference between the yield on interest-earning assets minus the rate on interest-bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by average interest earning assets.

	Six Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$31,168	$135	0.87%	$18,400	$38	0.42%
Securities: (1)
Taxable securities	317,342	2,510	1.59%	281,738	2,186	1.56%
Non-taxable securities (2)	92,930	854	1.85%	92,923	863	1.87%
Loans (3) (4)	1,156,661	34,781	6.06%	1,078,687	32,272	6.02%
Non-marketable equity securities	2,070	8	0.78%	2,401	4	0.34%
Total interest earning assets	1,600,171	38,288	4.83%	1,474,149	35,363	4.82%
Allowance for loan losses	(16,713)			(15,733)
Non-interest earning assets	99,498			96,811
Total average assets	$1,682,956			$1,555,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$660,026	$854	0.26%	$586,911	$818	0.28%
Money market accounts	171,221	200	0.24%	146,018	177	0.24%
Certificates of deposit, under $100,000	89,685	272	0.61%	97,183	161	0.33%
Certificates of deposit, $100,000 and over	64,447	160	0.50%	75,545	258	0.69%
Total interest bearing deposits	985,379	1,486	0.30%	905,657	1,414	0.31%
Short-term borrowings	7,856	29	0.74%	20,507	38	0.37%
Total interest bearing liabilities	993,235	1,515	0.31%	926,164	1,452	0.32%
Non-interest bearing deposits	442,861			401,580
Total funding	1,436,096	1,515	0.21%	1,327,744	1,452	0.22%
Other non-interest bearing liabilities	11,325			11,409
Shareholders’ equity	235,535			216,074
Total average liabilities and shareholders’ equity	$1,682,956			$1,555,227
Net interest income		$36,773			$33,911
Interest rate spread (5)			4.52%			4.50%
Net interest margin (6)			4.63%			4.63%
(1)	Excludes average unrealized gains (losses) of ($1.2) million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, which are included in non-interest earning assets.
(2)

The average yield does not include the federal tax benefits relating to income earned on municipal securities totaling $460,000 and $464,000 for the six months ended June 30, 2017 and 2016, respectively.

(3)	Loan interest income includes loan fees of $3.0 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively.
(4)

Average loans do not include average non-accrual loans of $6.1 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively, which are included in non-interest earning assets.

(5)	Interest rate spread is the difference between the yield on interest-earning assets minus the rate on interest-bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$1	$35	$36	$38	$59	$97
Taxable securities	194	68	262	281	43	324
Non-taxable securities	15	(3)	12	—	(9)	(9)
Loans	1,227	281	1,508	2,344	165	2,509
Federal Home Loan Bank stock	—	3	3	(1)	5	4
Total interest income	1,437	384	1,821	2,662	263	2,925
Interest expense:
Demand and savings accounts	45	(44)	1	97	(61)	36
Money market accounts	13	(1)	12	30	(7)	23
Certificates of deposit, under $100,000	(6)	66	60	(13)	124	111
Certificates of deposit, $100,000 and over	(18)	(31)	(49)	(34)	(64)	(98)
Short-term borrowings	—	27	27	(32)	23	(9)
Total interest expense	34	17	51	48	15	63
Net interest income	$1,403	$367	$1,770	$2,614	$248	$2,862

Net interest income increased $1.8 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase in interest income was primarily driven by increased organic loan volumes, slightly higher loan yields and increases in investment securities. Additionally, interest expense also increased for the three months ended June 30, 2017 compared to the same period in 2016 due principally to increases in deposits offset by slightly lower deposit interest rates.

Net interest income increased $2.9 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase in interest income was primarily driven by increased organic loan volumes, slightly higher loan yields, and increases in investment securities. Additionally, interest expense also increased for the six months ended June 30, 2017 compared to the same period in 2016 due principally to increases in deposits offset by slightly lower deposit interest rates.

Financial Overview for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$19,730	$17,909	$1,821	10.2%
Interest expense	749	698	51	7.3%
Net interest income	18,981	17,211	1,770	10.3%
Provision for loan losses	900	225	675	300.0%
Net interest income after provision for loan losses	18,081	16,986	1,095	6.4%
Non-interest income	4,348	4,398	(50)	-1.1%
Non-interest expense	12,351	12,400	(49)	-0.4%
Income before income tax expense	10,078	8,984	1,094	12.2%
Income tax expense	3,584	3,407	177	5.2%
Net income	$6,494	$5,577	$917	16.4%

Net Income. Our net income grew by $917,000 or 16.4% to $6.5 million for the quarter ended June 30, 2017 as compared to $5.6 million for the same quarter in 2016. This was attributable principally to an increase in net interest income of $1.8 million, and offset by an increase of $675,000 in loan loss provision and $177,000 of higher income tax expenses.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended June 30, 2017 compared to the same quarter in 2016 was primarily driven by interest earned on a higher average loan volume attributable to organic growth. Interest expense in the quarter ended June 30, 2017 increased from the same period in 2016 due to higher volume in average deposits.  Construction and land development loans (“C & D loans”) are our highest yielding assets within our earning asset mix and represents 20.9% of gross loans as of June 30, 2017.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The yield on our average interest earning assets was 4.90% for the quarter ended June 30, 2017 compared to 4.86% for the comparable quarter in 2016.  The cost of funding our earning assets declined in the quarter ended June 30, 2017 to 0.30% from 0.31% in the comparable quarter in 2016 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for each of the quarters ended June 30, 2017 and 2016 was $900,000 and $225,000, respectively. We have experienced net charge-offs of $273,000 in the current quarter compared to net recoveries of ($204,000) in the comparable quarter in 2016. The provision for loan losses in both periods were primarily due to the impact of the charge-offs and relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Mortgage banking	1,960	2,277	(317)	-13.9%
Card processing	1,208	1,136	72	6.3%
Service charges on deposit accounts	$578	$531	$47	8.9%
Other operating	602	454	148	32.6%
Total non-interest income	$4,348	$4,398	$(50)	-1.1%

The decrease in total non-interest income during the quarter ended June 30, 2017 compared to the same quarter in 2016 was primarily influenced by lower mortgage banking income from lower mortgage volumes and offset by higher card processing income and various other operating income which includes a gain of approximately $134,000 relating to the sale of land held by the Bank.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$7,762	$7,959	$(197)	-2.5%
Occupancy, equipment and depreciation	1,088	1,076	12	1.1%
Data processing	661	740	(79)	-10.7%
Card processing	516	549	(33)	-6.0%
Marketing and advertising	349	290	59	20.3%
FDIC premiums	130	188	(58)	-30.9%
Other	1,845	1,598	247	15.5%
Total non-interest expense	$12,351	$12,400	$(49)	-0.4%

Non-interest expense for the second quarter of 2017 was relatively flat, only decreasing by $49,000, as compared to the same period in 2016, primarily due to an increase in various other expenses of $247,000 and offset by lower salaries and employee benefits, lower data processing costs and lower rates on FDIC premiums. Our personnel costs have increased in 2017 due to annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits to support our balance sheet and income growth, offset by approximately $500,000 refund on medical benefit premiums received in the second quarter of 2017 contributing to the decrease in salaries and benefits.  We expect non-interest expenses to increase in future quarters due to the recent opening of two new branches and future merger and acquisition costs related to the pending acquisitions.

   Income Tax Expense. We recorded an income tax expense of $3.6 million for the three months ended June 30, 2017 compared to $3.4 million for the same period in 2016. The effective tax rate for the three months of 2017 was 35.6% compared to 37.9% in the corresponding three months of 2016. The tax rate in the second quarter of 2017 is lower than the same quarter in 2016 due primarily to adjustments in the expected recoverability of certain tax credits.

Financial Overview for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$38,288	$35,363	$2,925	8.3%
Interest expense	1,515	1,452	63	4.3%
Net interest income	36,773	33,911	2,862	8.4%
Provision for loan losses	1,100	425	675	158.8%
Net interest income after provision for loan losses	35,673	33,486	2,187	6.5%
Non-interest income	8,473	8,161	312	3.8%
Non-interest expense	24,807	24,535	272	1.1%
Income before income tax expense	19,339	17,112	2,227	13.0%
Income tax expense	6,324	6,292	32	0.5%
Net income	$13,015	$10,820	$2,195	20.3%

Net Income. Our net income grew by $2.2 million or 20.3% to $13.0 million for the six months ended June 30, 2017 as compared to $10.8 million for the same period in 2016. This was attributable principally to an increase in net interest income of $2.9 million, and offset primarily by an increase of $675,000 in loan loss provision.

Net Interest Income and Net Interest Margin. The increase in net interest income for the six months ended June 30, 2017 compared to the same period in 2016 was primarily driven by interest earned on a higher average loan volume attributable to organic growth. Interest expense in the six months ended June 30, 2017 increased from the same period in 2016 due to higher volume in average deposits.  As stated previously, C & D loans are our highest yielding assets within our earning asset mix and represents 20.9% of gross loans as of June 30, 2017.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The yield on our average interest earning assets was 4.83% for the six months ended June 30, 2017 compared to 4.82% for the same period in 2016.  The cost of funding our earning assets declined in the six months ended June 30, 2017 to 0.31% from 0.32% in the comparable period in 2016 because of lower rates paid on deposits and accretion of fair value adjustments to certificates of deposit.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for each of the six months ended June 30, 2017 and 2016 was $1.1 million and $425,000, respectively. We have experienced net charge-offs of $544,000 in the six months ended June 30, 2017, compared to net recoveries of ($170,000) in the comparable period in 2016. The provision for loan losses in both periods were primarily due to the impact of the charge-offs and relative increases in loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Mortgage banking	3,939	4,025	(86)	-2.1%
Card processing	2,332	2,167	165	7.6%
Service charges on deposit accounts	$1,114	$1,044	$70	6.7%
Other operating	1,088	925	163	17.6%
Total non-interest income	$8,473	$8,161	$312	3.8%

The increase in total non-interest income during the six months ended June 30, 2017 compared to the same period in 2016 was primarily influenced by higher card processing income and various other operating income which includes approximately $134,000 gain relating to the sale of land held by the Bank, and offset by lower mortgage banking income from lower mortgage volumes.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$15,729	$15,843	$(114)	-0.7%
Occupancy, equipment and depreciation	2,205	2,064	141	6.8%
Data processing	1,336	1,447	(111)	-7.7%
Card processing	1,045	1,139	(94)	-8.3%
Marketing and advertising	611	459	152	33.1%
FDIC premiums	256	383	(127)	-33.2%
Other	3,625	3,200	425	13.3%
Total non-interest expense	$24,807	$24,535	$272	1.1%
Non-interest expense for the first six months of 2017 increased by $272,000, compared to the same period in 2016, primarily due to an increase in various other expenses of $425,000 and offset by lower salaries and employee benefits, lower data processing costs and lower rates on FDIC premiums. Our personnel costs have increased in 2017 due to annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits to support our balance sheet and income growth, offset by a $500,000 refund on medical benefit premiums received in the second quarter of 2017 contributing to the decrease in salaries and benefits.

   Income Tax Expense. We recorded an income tax expense of $6.3 million for the six months ended June 30, 2017 compared to $6.3 million for the same period in 2016. The effective tax rate for the first six months of 2017 was 32.7% compared to 36.8% in the corresponding six months of 2016. The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit, totaling approximately $600,000 in taxable benefits.

Financial Condition

Our total assets as of June 30, 2017 were $1.72 billion, a 3.1% increase compared to December 31, 2016. Our total loans held for investment as of June 30, 2017 were $1.20 billion, an increase of 7.3% from December 31, 2016. Total deposits as of June 30, 2017 were $1.46 billion, an increase of 2.5% compared to December 31, 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Loans held for sale	$7,655	$20,826

Loans held for investment:
Commercial real estate loans:
Real estate term	643,756	582,029
Construction and land development	251,741	240,120
Total commercial real estate loans	895,497	822,149
Commercial and industrial loans	221,901	213,260
Consumer loans:
Residential and home equity	73,791	72,959
Consumer and other	14,936	15,678
Total consumer loans	88,727	88,637
Total gross loans	1,206,125	1,124,046
Net deferred loan fees	(4,734)	(4,169)
Allowance for loan losses	(17,271)	(16,715)
Loans held for investment, net	$1,184,120	$1,103,162

	June 30,	December 31,
(Percentage of total loans held for investment)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	53.4%	51.7%
Construction and land development	20.9%	21.4%
Total commercial real estate loans	74.3%	73.1%
Commercial and industrial loans	18.4%	19.0%
Consumer loans:
Residential and home equity	6.1%	6.5%
Consumer and other	1.2%	1.4%
Total consumer loans	7.3%	7.9%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of June 30, 2017 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$77,976		$219,635	$346,145	$643,756	$113,508	$452,272
Construction and land development	204,349		44,080	3,312	251,741	20,540	26,852
Total commercial real estate loans	282,325		263,715	349,457	895,497	134,048	479,124
Commercial and industrial loans	86,216		104,763	30,922	221,901	88,294	47,391
Consumer loans:
Residential and home equity	12,517		16,778	44,496	73,791	10,278	50,996
Consumer and other	6,414		6,886	1,636	14,936	7,979	543
Total consumer loans	18,931		23,664	46,132	88,727	18,257	51,539
Total gross loans held for investment	$387,472	(1)	$392,142	$426,511	$1,206,125	$240,599	$578,054	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $966 million or 80.1% of total loans at June 30, 2017.

Concentrations. As of June 30, 2017, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.4% of total loans held for investment, of which commercial real estate represents 53.4%, 20.9% are construction and land development loans, and 6.1% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has slightly decreased to 18.4% as of June 30, 2017 from 19.0% as of December 31, 2016.  We have focused on diversifying our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.5% as of December 31, 2011, to 18.4% as of June 30, 2017.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled-debt restructured
Real estate term	$4,089	$2,386
Construction and land development	826	378
Commercial and industrial	1,513	1,211
Residential and home equity	116	142
Consumer and other	—	14
Total non-accrual, not troubled-debt restructured loans	6,544	4,131
Troubled-debt restructured loans non-accrual
Real estate term	663	808
Construction and land development	383	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	1,046	1,204
Total non-accrual loans (1)	7,590	5,335
Accruing loans past due 90 days or more	21	22
Total non-performing loans (NPL)	7,611	5,357

OREO	468	245
Total non-performing assets (NPA) (2)	$8,079	$5,602
Accruing troubled debt restructured loans	$4,162	$5,572
Non-accrual troubled debt restructured loans	1,046	1,204
Total troubled debt restructured loans	$5,208	$6,776
Selected ratios:
NPL to total loans	0.64%	0.49%
NPA to total assets	0.47%	0.34%
(1)

We estimate that approximately $189,000 and $298,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of December 31, 2016 have not been reduced by U.S. government guarantees of $16,000. There were no U.S. Government guarantees on non-performing assets as of June 30, 2017.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $5.2 million and $6.8 million as of June 30, 2017 and December 31, 2016, respectively. Our TDR loans are considered impaired loans of which $1.05 million and $1.20 million as of June 30, 2017 and December 31, 2016, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$245	$568
Additions	468	237
Write-downs	—	(53)
Sales	(245)	(108)
Balance, end of period	$468	$644

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance for loan losses:
Beginning balance	$16,644	$15,723	$16,715	$15,557
Loans charged off:
Real estate term	(350)	—	(350)	—
Construction and land development	—	—	—	—
Commercial and industrial	(114)	—	(272)	(72)
Residential and home equity	—	—	(338)	—
Consumer and other	(48)	(56)	(113)	(120)
Total	(512)	(56)	(1,073)	(192)
Recoveries:
Real estate term	177	5	181	9
Construction and land development	—	30	79	46
Commercial and industrial	39	71	77	108
Residential and home equity	2	77	140	81
Consumer and other	21	77	52	118
Total	239	260	529	362
Net loan (charge-offs) recoveries	(273)	204	(544)	170
Provision for loan losses	900	225	1,100	425
Ending balance	$17,271	$16,152	$17,271	$16,152
Loans held for investment	$1,201,391	$1,095,828	$1,201,391	$1,095,828
Average loans held for investment	1,168,996	1,082,491	1,147,263	1,065,172
Non-performing loans	7,611	5,383	7,611	5,383
Selected ratios:
Net loan charge-offs (recoveries) to average loans	0.09%	-0.07%	0.09%	-0.03%
Provision for loan losses to average loans	0.31%	0.08%	0.19%	0.08%
Allowance for loan losses to loans held for investment	1.43%	1.47%	1.43%	1.47%

The decrease in ALLL as a percentage of total loans from 2016 to 2017 is attributable to overall improvement in the credit quality of the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL and the percent of loans in each category to total loans as of each of the following dates:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial real estate loans:
Real estate term	$7,157	$6,770
Construction and land development	5,077	5,449
Total commercial real estate loans	12,234	12,219
Commercial and industrial loans	4,489	3,718
Consumer loans:
Residential and home equity	503	617
Consumer and other	45	161
Total consumer loans	548	778
Total	$17,271	$16,715

	June 30,	December 31,
(Percentage of total loans held for investment)	2017	2016
Commercial real estate loans:
Real estate term	53.4%	51.7%
Construction and land development	20.9%	21.4%
Total commercial real estate loans	74.3%	73.1%
Commercial and industrial loans	18.4%	19.0%
Consumer loans:
Residential and home equity	6.1%	6.5%
Consumer and other	1.2%	1.4%
Total consumer loans	7.3%	7.9%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $402.6 million as of June 30, 2017 and $409.1 million as of December 31, 2016. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of June 30, 2017, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$116,774	$118,603
Municipal securities	18,475	25,519
Mortgage-backed securities	180,118	181,821
Corporate securities	9,805	9,666
Total	325,172	335,609
Held-to-maturity securities: (Amortized Cost)
Municipal securities	77,394	73,512
Total investment securities	$402,566	$409,121

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2017:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$20,271	1.03%	$87,082	1.18%	$9,849	2.37%	$—	0.00%	$117,202	1.25%
Municipal securities	5,975	2.63%	7,005	3.17%	4,534	2.16%	603	2.35%	18,117	2.71%
Mortgage-backed securities	6	4.98%	5,491	1.23%	70,779	1.63%	104,775	2.05%	181,051	1.86%
Other securities	—	0.00%	3,000	2.16%	4,000	2.21%	3,000	4.00%	10,000	2.73%
Total	26,252	1.40%	102,578	1.35%	89,162	1.76%	108,378	2.11%	326,370	1.72%
Held-to-maturity securities:
Municipal securities	7,774	1.23%	45,458	1.60%	17,132	1.96%	7,030	2.29%	77,394	1.71%
Total investment securities	$34,026	1.36%	$148,036	1.42%	$106,294	1.80%	$115,408	2.12%	$403,764	1.72%

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

Deposits

Total deposits were $1.46 billion as of June 30, 2017 and $1.43 billion as of December 31, 2016. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits were $466.0 million, or 31.9% of total deposits as of June 30, 2017 compared to 31.1% as of December 31, 2016. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $100,000, and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	June 30, 2017		December 31, 2016
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$442,861	0.00%	$426,487	0.00%
Interest bearing deposits:
Interest bearing demand and savings	660,026	0.26%	607,714	0.28%
Money market	171,221	0.24%	150,028	0.24%
Certificates of deposit under $100,000	89,685	0.61%	94,689	0.32%
Certificates of deposit $100,000 and over	64,447	0.50%	73,860	0.66%
Total interest bearing deposits	985,379	0.30%	926,291	0.31%
Total	$1,428,240	0.21%	$1,352,778	0.21%

Additionally, the following table shows the maturities of CDs of $100,000 or more:

June 30,
(Dollars in thousands)	2017
Due in three months or less	$9,487
Due in over three months through six months	12,449
Due in over six months through twelve months	14,868
Due in over twelve months	33,017
Total	$69,821

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  Although our cost of funds have declined slightly, short-term interest rates have increased since the fourth quarter of 2016, and we would expect that cost of funds on deposits will increase in future quarters.

Shareholders’ Equity

As of June 30, 2017, our shareholders’ equity totaled $239.9 million, an increase of $11.4 million or 5.0% since December 31, 2016. The increase in shareholders’ equity for the six-month period ended June 30, 2017 was primarily due to an increase of $1.0 million in additional paid in capital from exercises of stock options and net income of $13.0 million for the period less dividends paid of $2.9 million.

Dividends of  $0.16 per share were declared during the six months ended June 30, 2017 representing 22.0% of the net income for the same period. We increased our quarterly dividend to $0.09 per share in July 2017 payable in August 2017.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	June 30,	December 31,	June 30,
	Percentage)	2017	2016	2016
Common equity tier 1 capital	6.50%	18.55%	18.93%	18.51%
Tier 1 risk-based capital	8.00%	18.55%	18.93%	18.51%
Total risk-based capital	10.00%	19.82%	20.19%	19.77%
Tier 1 leverage capital ratio	5.00%	14.15%	13.71%	14.00%

PUB and the Bank were well-capitalized as of June 30, 2017, December 31, 2016 and June 30, 2016 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of June 30, 2017:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$516,291	$346,743	$106,385	$5,841	$57,322
Standby letters of credit	29,233	29,233	—	—	—
Credit cards	25,337	25,337	—	—	—
Total	$570,861	$401,313	$106,385	$5,841	$57,322

Contractual Obligations

The following table sets forth our significant contractual obligations as of June 30, 2017:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$149,540	$85,368	$42,010	$14,414	$7,748
Deposits without stated maturity	1,311,512	1,311,512	—	—	—
Short-term borrowings	3,302	3,302	—	—	—
Total	$1,464,354	$1,400,182	$42,010	$14,414	$7,748

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $326.9 million as of June 30, 2017, which are secured by various real estate loans pledged as collateral totaling $493.1 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $21.1 million which is secured by $21.7 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of June 30, 2017, we had approximately $355.7 million in net liquid assets comprised of $57.4 million in cash and cash equivalents, including interest bearing deposits of $26.0 million and federal funds sold of $3.1 million, $325.2 million in available-for-sale securities and $7.7 million in loans held for sale, less $34.6 million of available-for-sale securities pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 28.77% as of June 30, 2017 compared to 30.58% as of December 31, 2016.  Our future liquidity ratio will likely decline as a result of the pending acquisitions of Town & Country Bank and the seven Utah branches of Banner Bank.

On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments, deposit withdrawals and pending acquisitions. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of June 30, 2017, we had outstanding loan commitments of $516.3 million, credit card commitments of $25.3 million and outstanding letters of credit of $29.2 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the six months ended June 30, 2017 was $34.0 million, principally from increases in deposit balances offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering –On June 16, 2015, the Company completed it’s initial public offering of 2,657,000 common shares. Additionally, 218,000 common shares were sold by certain selling shareholders. The Company received net proceeds of $34.9 million from the offering, after deducting the underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

We plan to utilize a major portion of the offering proceeds in connection with the pending acquisitions of Town & Country Bank, Inc. and Banner Bank’s Utah branches.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1*	Purchase and Assumption Agreement dated July 26, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2017

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)