Form 10-Q
period 2017-09-30
People's Utah Bancorp
filed 2017-11-07
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s common stock outstanding on October 31, 2017 was 18,025,720. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$26,986	$26,524
Interest bearing deposits	173,778	37,958
Federal funds sold	6,101	3,456
Total cash and cash equivalents	206,865	67,938
Investment securities:
Available-for-sale, at fair value	226,808	335,609
Held-to-maturity, at historical cost	75,808	73,512
Total investment securities	302,616	409,121
Non-marketable equity securities	1,959	1,827
Loans held for sale	10,742	20,826
Loans:
Loans held for investment	1,215,573	1,119,877
Less allowance for loan losses	(17,609)	(16,715)
Total loans held for investment, net	1,197,964	1,103,162
Premises and equipment, net	26,271	21,926
Bank-owned life insurance	20,096	19,714
Deferred income tax assets	10,234	9,799
Accrued interest receivable	6,186	5,557
Other real estate owned	325	245
Other assets	6,878	5,866
Total assets	$1,790,136	$1,665,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$527,236	$443,100
Interest bearing deposits	1,000,945	981,974
Total deposits	1,528,181	1,425,074
Short-term borrowings	3,773	3,199
Accrued interest payable	259	305
Other liabilities	12,498	8,886
Total liabilities	1,544,711	1,437,464
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	—	—
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,022,651 and 17,819,538 shares issued and outstanding as of September 30, 2017
and December 31, 2016, respectively	180	178
Additional paid-in capital	70,307	68,657
Retained earnings	175,462	160,692
Accumulated other comprehensive loss	(524)	(1,010)
Total shareholders’ equity	245,425	228,517
Total liabilities and shareholders’ equity	$1,790,136	$1,665,981

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$18,852	$16,876	$53,633	$49,147
Interest and dividends on investments	1,820	1,471	5,327	4,563
Total interest income	20,672	18,347	58,960	53,710
Interest expense	754	710	2,269	2,162
Net interest income	19,918	17,637	56,691	51,548
Provision for loan losses	900	325	2,000	750
Net interest income after provision for loan losses	19,018	17,312	54,691	50,798
Non-interest income
Mortgage banking	1,686	2,244	5,625	6,269
Card processing	1,247	1,129	3,579	3,296
Service charges on deposit accounts	636	582	1,750	1,626
Net loss on sale of investment securities	(486)	-	(499)	-
Other operating	491	431	1,579	1,356
Total non-interest income	3,574	4,386	12,034	12,547
Non-interest expense
Salaries and employee benefits	8,813	7,674	24,542	23,517
Occupancy, equipment and depreciation	1,164	1,101	3,369	3,165
Data processing	650	665	1,986	2,112
Card processing	543	509	1,588	1,648
Marketing and advertising	343	301	954	760
Acquisition-related costs	484	-	660	-
FDIC premiums	135	124	391	507
Other	1,525	1,528	4,961	4,728
Total non-interest expense	13,657	11,902	38,451	36,437
Income before income tax expense	8,935	9,796	28,274	26,908
Income tax expense	2,697	3,548	9,021	9,840
Net income	$6,238	$6,248	$19,253	$17,068
Earnings per common share:
Basic	$0.35	$0.35	$1.07	$0.96
Diluted	$0.34	$0.34	$1.05	$0.94
Weighted average common shares outstanding:
Basic	17,976,066	17,764,647	17,933,010	17,711,899
Diluted	18,396,664	18,248,008	18,355,136	18,182,053

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$6,238	$6,248	$19,253	$17,068
Other comprehensive income
Unrealized holding gains/(losses) on securities available-for-sale	349	(779)	787	2,125
Income tax expense/(benefit)	(133)	298	(301)	(812)
Unrealized holding gains/(losses) on securities available-for-sale,
net of tax	216	(481)	486	1,313
Total comprehensive income	$6,454	$5,767	$19,739	$18,381

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	—	—	—	17,068	1,313	18,381
Cash dividends ($0.21 per share)	—	—	—	(3,718)	—	(3,718)
Share-based compensation	—	—	410	—	—	410
Exercise of stock options	223,395	2	667	—	—	669
Balance as of September 30, 2016	17,790,549	$178	$68,415	$155,573	$984	$225,150

Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	—	—	—	19,253	486	19,739
Cash dividends ($0.25 per share)	—	—	—	(4,483)	—	(4,483)
Share-based compensation	—	—	382	—	—	382
Exercise of stock options	203,113	2	1,268	—	—	1,270
Balance as of September 30, 2017	18,022,651	$180	$70,307	$175,462	$(524)	$245,425

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$19,253	$17,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	750
Depreciation and amortization	1,926	1,916
Deferred income taxes	(736)	(455)
Net amortization of securities discounts and premiums	2,188	2,254
Increase in cash surrender value of bank owned life insurance	(382)	(411)
Share based compensation	382	410
Other	(59)	(4)
Gain on sale of loans held for sale	(4,061)	(4,787)
Originations of loans held for sale	(172,397)	(199,991)
Proceeds from sale of loans held for sale	186,542	207,547
Net changes in:
Accrued interest receivable	(629)	(34)
Other assets	(1,012)	251
Accrued interest payable	(46)	(21)
Other liabilities	3,612	3,516
Net cash provided by operating activities	36,581	28,009
Cash flows from investing activities:
Net change in loans held for investment	(97,227)	(57,786)
Purchase of available-for-sale securities	(24,599)	(100,372)
Purchase of held-to-maturity securities	(12,198)	(1,764)
Proceeds from maturities/sales of available-for-sale securities	132,578	107,340
Proceeds from maturities of held-to-maturity securities	9,323	5,718
Purchase of premises and equipment	(6,137)	(1,864)
Proceeds from sale of other real estate owned, net of improvements	270	399
Purchase of non-marketable equity securities	(2,368)	(2,663)
Proceeds from sale of non-marketable equity securities	2,236	3,080
Net cash provided by (used in) investing activities	1,878	(47,912)
Cash flows from financing activities:
Net increase in non-interest bearing deposits	84,136	56,130
Net increase in interest bearing deposits	18,971	46,524
Proceeds related to exercise of stock options	1,270	669
Net change in short-term borrowings	574	(24,016)
Cash dividends paid	(4,483)	(3,718)
Net cash provided by financing activities	100,468	75,589
Net change in cash and cash equivalents	138,927	55,686
Cash and cash equivalents, beginning of period	67,938	42,349
Cash and cash equivalents, end of period	$206,865	$98,035
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,315	$1,915
Income taxes paid	$10,724	$9,163
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$425	$237
Unrealized gains on securities available-for-sale	$787	$2,125

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, which are included in the Company’s 2016 Form 10-K.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Numerator
Net income	$6,238	$6,248	$19,253	$17,068
Denominator
Weighted-average number of common shares outstanding	17,976,066	17,764,647	17,933,010	17,711,899
Incremental shares assumed for stock options and RSUs	420,598	483,361	422,126	470,154
Weighted-average number of dilutive shares outstanding	18,396,664	18,248,008	18,355,136	18,182,053
Basic earnings per common share	$0.35	$0.35	$1.07	$0.96
Diluted earnings per common share	$0.34	$0.34	$1.05	$0.94

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

In February 2016, FASB amended FASB ASC Topic 842, Leases.  The amendments require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance.  The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes which are not expected to significantly change since the Company already has processes for certain lease agreements that recognize the lease assets and lease liabilities. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above.

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments.  The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have a material amount of equity securities. Additionally, the current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers.  The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services.  The new guidance includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position or results of operation. The amendments could potentially impact the accounting processes and procedures over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is developing processes and procedures to ensure it is fully compliant with these amendments at the date of adoption.

Note 1 — Basis of Presentation – Continued

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments replace the current incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL see Note 3

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which addresses certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such periods. Early application is permitted.  The Company implemented ASU 2016-09 during the annual reporting period of 2016.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2017
U.S. Government-sponsored securities	$50,950	$151	$(42)	$(228)	$50,831
Municipal securities	16,818	307	(11)	(12)	17,102
Mortgage-backed securities	154,889	816	(725)	(863)	154,117
Corporate securities	5,000	—	—	(242)	4,758
	$227,657	$1,274	$(778)	$(1,345)	$226,808
As of December 31, 2016
U.S. Government-sponsored securities	$119,202	$71	$(669)	$(1)	$118,603
Municipal securities	25,176	401	(58)	—	25,519
Mortgage-backed securities	182,867	679	(1,111)	(614)	181,821
Corporate securities	10,000	28	(32)	(330)	9,666
	$337,245	$1,179	$(1,870)	$(945)	$335,609

Note 2 — Investment Securities – continued

Amortized cost and estimated fair value of investment securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2017
Municipal securities	$75,808	$475	$(177)	$(13)	$76,093

As of December 31, 2016
Municipal securities	$73,512	$105	$(579)	$(38)	$73,000

The amortized cost and estimated fair value of investment securities that are available-for-sale and held-to-maturity at September 30, 2017, by contractual maturity, are as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$7,326	$7,360	$6,956	$6,957
After one year through five years	53,637	53,610	45,381	45,552
After five years through ten years	79,059	78,391	16,785	16,881
After ten years	87,635	87,447	6,686	6,703
	$227,657	$226,808	$75,808	$76,093

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of September 30, 2017, the Company held 201 investment securities with fair value less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	$627,467	$582,029
Construction and land development	281,545	240,120
Total commercial real estate loans	909,012	822,149
Commercial and industrial loans	222,674	213,260
Consumer loans:
Residential and home equity	73,383	72,959
Consumer and other	15,099	15,678
Total consumer loans	88,482	88,637
Total gross loans	1,220,168	1,124,046
Less:
Net deferred loan fees	(4,595)	(4,169)
Total loans held for investment	1,215,573	1,119,877
Less: allowance for loan losses	(17,609)	(16,715)
Total loans held for investment, net	$1,197,964	$1,103,162

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended September 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,157	$5,077	$4,489	$503	$45	$17,271
Additions: Provisions for loan losses	(303)	409	770	(44)	68	900
Deductions:
Gross loan charge-offs	—	—	(621)	—	(46)	(667)
Recoveries	23	2	46	7	27	105
Net loan charge-offs	23	2	(575)	7	(19)	(562)
Balance at end of period	$6,877	$5,488	$4,684	$466	$94	$17,609

	Three Months Ended September 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,869	$4,725	$3,768	$628	$162	$16,152
Additions: Provisions for loan losses	(426)	413	411	(24)	(49)	325
Deductions:
Gross loan charge-offs	—	—	(558)	—	(57)	(615)
Recoveries	3	148	81	8	79	319
Net loan charge-offs	3	148	(477)	8	22	(296)
Balance at end of period	$6,446	$5,286	$3,702	$612	$135	$16,181

 Note 3 — Loans and Allowance for Loan Losses – Continued

	Nine Months Ended September 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	253	(42)	1,736	40	13	2,000
Deductions:
Gross loan charge-offs	(350)	—	(893)	(338)	(159)	(1,740)
Recoveries	204	81	123	147	79	634
Net loan charge-offs	(146)	81	(770)	(191)	(80)	(1,106)
Balance at end of period	$6,877	$5,488	$4,684	$466	$94	$17,609

	Nine Months Ended September 30, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(349)	1,108	202	(80)	(131)	750
Deductions:
Gross loan charge-offs	—	—	(630)	—	(177)	(807)
Recoveries	12	194	189	89	197	681
Net loan charge-offs	12	194	(441)	89	20	(126)
Balance at end of period	$6,446	$5,286	$3,702	$612	$135	$16,181

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,193	$2,386
Construction and land development	45	378
Commercial and industrial	1,150	1,211
Residential and home equity	—	142
Consumer and other	5	14
Total non-accrual loans, not troubled debt restructured	3,393	4,131
Troubled debt restructured loans, non-accrual:
Real estate term	378	808
Construction and land development	352	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled debt restructured loans, non-accrual	730	1,204
Total non-accrual loans	$4,123	$5,335

Note 3 — Loans and Allowance for Loan Losses – Continued

Troubled debt restructured loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$3,938	$5,572
Non-accrual troubled debt restructured loans	730	1,204
Total troubled debt restructured loans	$4,668	$6,776

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2017
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$624,516	$380	$—	$2,571	$2,951	$627,467
Construction and land development	280,289	859	—	397	1,256	281,545
Total commercial real estate	904,805	1,239	—	2,968	4,207	909,012
Commercial and industrial	221,209	315	—	1,150	1,465	222,674
Consumer:
Residential and home equity	73,199	184	—	—	184	73,383
Consumer and other	14,811	265	18	5	288	15,099
Total consumer	88,010	449	18	5	472	88,482
Total gross loans	$1,214,024	$2,003	$18	$4,123	$6,144	$1,220,168

	December 31, 2016
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$577,134	$1,701	$—	$3,194	$4,895	$582,029
Construction and land development	237,433	1,913	—	774	2,687	240,120
Total commercial real estate	814,567	3,614	—	3,968	7,582	822,149
Commercial and industrial	211,143	906	—	1,211	2,117	213,260
Consumer:
Residential and home equity	71,719	1,098	—	142	1,240	72,959
Consumer and other	15,168	474	22	14	510	15,678
Total consumer	86,887	1,572	22	156	1,750	88,637
Total gross loans	$1,112,597	$6,092	$22	$5,335	$11,449	$1,124,046

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2017
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$603,905	$11,481	$12,081	$627,467	$6,877
Construction and land development	273,580	4,686	3,279	281,545	5,488
Total commercial real estate	877,485	16,167	15,360	909,012	12,365
Commercial and industrial	208,849	5,797	8,028	222,674	4,684
Consumer loans:
Residential and home equity	70,627	1,705	1,051	73,383	466
Consumer and other	14,953	48	98	15,099	94
Total consumer	85,580	1,753	1,149	88,482	560
Total	$1,171,914	$23,717	$24,537	$1,220,168	$17,609

	December 31, 2016
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$565,550	$10,609	$5,870	$582,029	$6,770
Construction and land development	234,359	2,222	3,539	240,120	5,449
Total commercial real estate	799,909	12,831	9,409	822,149	12,219
Commercial and industrial	205,933	2,266	5,061	213,260	3,718
Consumer loans:
Residential and home equity	69,287	1,869	1,803	72,959	617
Consumer and other	15,542	—	136	15,678	161
Total consumer	84,829	1,869	1,939	88,637	778
Total	$1,090,671	$16,966	$16,409	$1,124,046	$16,715

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	September 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$59	$67	$396	$71	$—	$593
Collectively evaluated for impairment	6,818	5,421	4,288	395	94	17,016
Total	$6,877	$5,488	$4,684	$466	$94	$17,609
Outstanding loan balances:
Individually evaluated for impairment	$5,752	$1,800	$2,882	$632	$—	$11,066
Collectively evaluated for impairment	621,715	279,745	219,792	72,751	15,099	1,209,102
Total gross loans	$627,467	$281,545	$222,674	$73,383	$15,099	$1,220,168

	December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$189	$67	$323	$75	$—	$654
Collectively evaluated for impairment	6,581	5,382	3,395	542	161	16,061
Total	$6,770	$5,449	$3,718	$617	$161	$16,715
Outstanding loan balances:
Individually evaluated for impairment	$5,778	$2,995	$6,045	$1,476	$—	$16,294
Collectively evaluated for impairment	576,251	237,125	207,215	71,483	15,678	1,107,752
Total gross loans	$582,029	$240,120	$213,260	$72,959	$15,678	$1,124,046

Information on impaired loans is summarized as follows:

	September 30, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,838	$4,198	$1,554	$5,752	$59
Construction and land development	2,754	1,603	197	1,800	67
Total commercial real estate	8,592	5,801	1,751	7,552	126
Commercial and industrial	4,276	1,674	1,208	2,882	396
Consumer loans:
Residential and home equity	632	230	402	632	71
Consumer and other	—	—	—	—	—
Total consumer	632	230	402	632	71
Total	$13,500	$7,705	$3,361	$11,066	$593

 Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,864	$2,979	$2,799	$5,778	$189
Construction and land development	3,949	2,790	205	2,995	67
Total commercial real estate	9,813	5,769	3,004	8,773	256
Commercial and industrial	6,937	4,458	1,587	6,045	323
Consumer loans:
Residential and home equity	1,476	1,071	405	1,476	75
Consumer and other	—	—	—	—	—
Total consumer	1,476	1,071	405	1,476	75
Total	$18,226	$11,298	$4,996	$16,294	$654

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$6,648	$100	$8,990	$65
Construction and land development	1,880	73	3,528	54
Total commercial real estate	8,528	173	12,518	119
Commercial and industrial	4,659	103	6,353	88
Consumer loans:
Residential and home equity	1,052	26	1,971	23
Consumer and other	—	—	15	1
Total consumer	1,052	26	1,986	24
Total	$14,239	$302	$20,857	$231

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$5,765	$118	$9,067	$218
Construction and land development	2,397	104	3,752	156
Total commercial real estate	8,162	222	12,819	374
Commercial and industrial	4,464	148	6,944	273
Consumer loans:
Residential and home equity	1,054	37	1,977	57
Consumer and other	—	—	15	1
Total consumer	1,054	37	1,992	58
Total	$13,680	$407	$21,755	$705

Note 3 — Loans and Allowance for Loan Losses – Concluded

Loans and Deposits to affiliates —The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3,366,000 and $330,000 as of September 30, 2017 and December 31, 2016, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $548,000 as of September 30, 2017.  Deposits from affiliates were $7.9 million and $7.8 million as of September 30, 2017 and December 31, 2016, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commitments to extend credit, including unsecured commitments of $12,130 and $11,230 as of September 30, 2017 and December 31, 2016, respectively	$543,604	$445,645
Stand-by letters of credit and bond commitments, including unsecured commitments of $609 and $660 as of September 30, 2017 and December 31, 2016, respectively	25,722	29,332
Unused credit card lines, all unsecured	25,361	25,803

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

Assets measured at fair value are summarized as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,000	$225,808	$—	$226,808
Fair valued on a non-recurring basis:
Impaired loans	—	2,768	—	2,768
Other real estate owned	—	325	—	325

As of December 31, 2016
Fair valued on a recurring basis:
Investment securities available-for-sale	$1,008	$334,601	$—	$335,609
Fair valued on a non-recurring basis:
Impaired loans	—	4,342	—	4,342

Note 5 — Fair Value - Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
As of September 30, 2017
Financial Assets:
Net loans held for investment	$1,197,964	$1,198,362
Financial Liabilities:
Interest bearing deposits	1,000,945	1,000,496

As of December 31, 2016
Financial Assets:
Net loans held for investment	$1,103,162	$1,101,890
Financial Liabilities:
Interest bearing deposits	981,974	982,380

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of September 30, 2017 and December 31, 2016 were insignificant.

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

Note 6 — Income Taxes

Income tax expense was $2.7 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate for the third quarter of 2017 was 30.2% compared with 36.2% in the third quarter of 2016. The tax rate in the third quarter of 2017 is lower than the same quarter in 2016 due primarily to lower pre-tax income and tax-deductible stock compensation expense.

Income tax expense was $9.0 million and $9.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was 31.9% and 36.6% for the nine months ended September 30, 2017 and 2016, respectively.  The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit totaling approximately $1.2 million in taxable benefits.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 13.71% at December 31, 2016 to 14.07% as of September 30, 2017. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of September 30, 2017 and December 31, 2016 were $11.7 million and $9.1 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the nine months ended September 30, 2017, the Company granted options for the purchase of 8,892 common shares, which have a weighted average exercise price of $26.75 per share and a weighted average fair value as of the date of grant of $4.074 per share.  Additionally, the Company granted 16,061 restricted stock units (“RSU”) at a weighted-average fair value of $27.36 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $382,000 and $410,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 9 — Announced Transactions

Town & Country Bank:

On May 31, 2017, the Company entered into a definitive agreement to acquire Town & Country Bank, Inc. (“Town & Country Bank”), a community based bank in St. George Utah, whereby Town & Country Bank will be merged with and into PIB, a wholly owned subsidiary of PUB.  Under the terms of the agreement, each outstanding share is expected to receive $4.28 in cash, including cash held in escrow, and 0.2917 PUB common shares.  Town & Country Bank shareholders are expected to also receive additional cash distributions at closing, subject to certain closing conditions. $2.0 million of the cash to be paid to shareholders will be held in escrow at closing pending the resolution of certain contingencies.

The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2017 subject to Town & Country Bank’s shareholder approval and the satisfaction of other customary closing conditions.  The Company’s primary reasons for the transaction are to solidify its market share in the St. George, Utah market, expand its customer base to enhance total revenues and leverage operating costs through economies of scale.

Note 9 — Announced Transactions - Continued

Town & Country Bank currently operates one branch in St. George and one loan production office in Sandy, Utah.  The Town & Country Bank office and PIB’s Bank of American Fork branch in St. George are expected to be consolidated in December 2017. Upon consolidation, the combined division will operate under the name “People’s Town & Country Bank.” Bank of American Fork branches in other areas will not be affected by this St. George-area name change. Town & Country Bank’s Sandy loan production office is expected to be consolidated with the current Bank of American Fork Sandy branch and will operate under the name Bank of American Fork. This merger is part of a larger bank-wide strategy to establish a community-banking network with local names throughout Utah and potentially in adjoining states.  As of September 30, 2017, Town & Country Bank had total assets of $127.2 million, gross loans of $118.3 million and total deposits of $126.4 million.

Utah Branches of Banner Bank:

PUB’s banking subsidiary, PIB, successfully completed the acquisition of $255 million in loans and seven Utah branch locations with approximately $160 million in deposits from Banner Corporation’s banking subsidiary, Banner Bank on October 6, 2017.  PIB paid a deposit premium of $13.8 million based on average deposits at closing. PIB has also successfully completed the conversion of these branches onto PIB’s core banking platform.    The seven branches are located in Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into the existing Bank of American Fork Bountiful and Orem branches, respectively.  PIB will operate the branches under the name of Bank of American Fork, a division of PIB.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. These forward-looking statements include but are not limited to, (i) the expected closing date of the acquisition of Town & Country Bank, and (ii) the impact on our business of these acquisitions, including, without limitation, the impact on the average equity, average assets and liquidity ratios after the closing of the acquisitions.  Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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

Announced Transactions

Town & Country Bank:

On May 31, 2017, the Company entered into a definitive agreement to acquire Town & Country Bank, Inc. (“Town & Country Bank”), a community based bank in St. George Utah, whereby Town & Country Bank will be merged with and into PIB, a wholly owned subsidiary of PUB.  Under the terms of the agreement, each outstanding share is expected to receive $4.28 in cash, including cash held in escrow, and 0.2917 PUB common shares.    Town & Country Bank shareholders are expected to also receive additional cash distributions at closing subject to certain closing conditions. $2.0 million of the cash to be paid to shareholders will be held in escrow at closing pending the resolution of certain contingencies.

The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the fourth quarter of 2017 subject to Town & Country Bank’s shareholder approval and the satisfaction of other customary closing conditions.  The Company’s primary reasons for the transaction are to solidify its market share in the St. George, Utah market, expand its customer base to enhance total revenues and leverage operating costs through economies of scale.

Town & Country Bank currently operates one branch in St. George and one loan production office in Sandy, Utah.  The Town & Country Bank office and PIB’s Bank of American Fork branch in St. George are expected to be consolidated in December 2017. Upon consolidation, the combined division will operate under the name “People’s Town & Country Bank”. Bank of American Fork branches in other areas will not be affected by this St. George-area name change. Town & Country Bank’s Sandy loan production office is expected to be consolidated with the current Bank of American Fork Sandy branch and will operate under the name Bank of American Fork. This is part of a larger bank-wide strategy to establish a community-banking network with local names throughout Utah and potentially in adjoining states.  As of September 30, 2017, Town & Country Bank had total assets of $127.2 million, gross loans of $118.3 million and total deposits of $126.4 million.

Utah Branches of Banner Bank:

PUB’s banking subsidiary, PIB, successfully completed the acquisition of $255 million in loans and seven Utah branch locations with approximately $160 million in deposits from Banner Corporation’s banking subsidiary, Banner Bank on October 6, 2017.  PIB paid a deposit premium of $13.8 million based on average deposits at closing. PIB has also successfully completed the conversion of these branches onto PIB’s core banking platform.    The seven branches are located in Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into the existing Bank of American Fork Bountiful and Orem branches, respectively.  PIB will operate the branches under the name of Bank of American Fork, a division of PIB.

Prior to closing this transaction, the purchase and assumption agreement was amended to (1) clarify the exclusion of certain loans from the transaction, (2) set forth a revised method for PIB to assume certain letters of credit, and (3) revise the indemnification obligations related to certain lease assignments.  A copy of the amendment to the purchase and assumption agreement is attached as Exhibit 2.1 and incorporated herein by reference. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the amended purchase and assumption agreement attached as Exhibit 2.1.

Key Factors in Evaluating Our Financial Condition and Results of Operations

As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:

•	Return on average equity;
•	Return on average assets;
•	Asset quality;
•	Asset growth;
•	Capital and liquidity;
•	Net interest margin; and
•	Operating efficiency.

The chart below shows these key financial measures:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands except per share amounts)	2017	2016
Net income	$19,253	$17,068
Basic earnings per share	1.07	0.96
Diluted earnings per share	1.05	0.94
Total assets	1,790,136	1,653,857
Total loans held for investment, net	1,215,573	1,105,398
Total deposits	1,528,181	1,411,839
Net interest margin	4.68%	4.62%
Efficiency ratio	55.95%	56.85%
Return on average assets	1.51%	1.45%
Return on average equity	10.80%	10.42%
Average equity to average assets	13.99%	13.91%
Non-performing assets to total assets	0.25%	0.32%
Liquidity ratio (1)	31.18%	31.19%
Dividend Payout Ratio (2)	23.29%	21.78%
(1)

The liquidity ratio is the sum of cash equivalents and investment securities, less investment securities pledged as collateral against short-term borrowings, all divided by total liabilities. Pledged investment securities were $27.9 million and $39.9 million at September 30, 2017 and 2016, respectively.

(2)	The dividend payout ratio is dividends paid divided by net income for the period.

Return on Average Equity. We measure the return to our shareholders through a return on average equity, or ROE, calculation. Our net income for the nine months ended September 30, 2017 increased 12.8% to $19.3 million from $17.1 million for the comparable period in 2016. Net income for the nine months ended September 30, 2017 increased primarily due to an increase in interest income due to loan growth, an increase in non-interest income offset by an increase in non-interest expenses.  Basic earnings per share, or EPS, was $1.07 for the nine months ended September 30, 2017 compared to $0.96 for the comparable period in 2016. Diluted EPS was $1.05 per share for the nine months ended September 30, 2017 compared to $0.94 per share for the comparable period in 2016. ROE increased to 10.80% for the nine months ended September 30, 2017 compared to 10.42% for the comparable period in 2016, primarily from the 12.8% increase in net income.

Return on Average Assets. We measure asset utilization through a return on average assets, or ROA, calculation. For the nine months ended September 30, 2017 our ROA increased to 1.51% compared to 1.45% for the nine months ended September 30, 2016. The increase in ROA is a result of improved operating results as discussed throughout this Management’s Discussion & Analysis.

Asset Quality. Since the majority of our performing assets are loans, we measure asset quality in terms of non-performing assets as a percentage of total assets. This measurement is used in determining asset quality and its potential effect on future earnings. Non-performing assets as a percentage of total assets were 0.25% as of September 30, 2017 compared to 0.32% as of September 30, 2016. Non-performing assets are loans that are 90 days or more past due or have been placed on nonaccrual status, or are other real estate owned, or OREO.

Asset Growth. Revenue growth and EPS are directly related to earning assets growth. In descending order, our earning assets are loans, investments (including federal funds) and interest earning deposit balances. As of September 30, 2017, compared to September 30, 2016, total assets grew 8.2%, total net loans increased by 9.4%, and cash and investment securities increased by 4.92%.  Loan growth in 2017 came primarily from the increased level of real estate, construction, acquisition and land development lending activities.

Capital and Liquidity. Maintaining appropriate capital and liquidity levels is imperative for us to continue our strong growth levels. We have been successful in maintaining capital levels well above the minimum regulatory requirements, which we believe has enabled our growth strategy. In 2015, we raised approximately $34.9 million in new capital from our IPO. We utilized the additional capital for expansion purposes, both organic and through acquisition, and for general corporate purposes.  We have two acquisitions: 1) the pending transaction with Town & Country Bank, Inc. in St, George, Utah, and 2) the seven Utah branches of Banner Bank, including $255 million in loans and $160 million in low-cost deposits, which was completed on October 6, 2017.  The pending Town & Country transaction is subject to customary closing conditions.  Our average equity to average assets ratio as of September 30, 2017 was 13.99% compared to 13.91% as of September 30, 2016. The average equity, average assets and liquidity ratios will likely decline during the fourth quarter, after closing the acquisitions mentioned above. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth and to accommodate daily operations. The key measure we use to monitor liquidity is our liquidity ratio which is calculated as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.18% as of September 30, 2017, compared to 31.19% as of September 30, 2016.

Net Interest Margin. Net interest margin is a metric that allows us to gauge our loan pricing and funding cost relationship. For the nine months ended September 30, 2017 and 2016, our net interest margin was 4.68% and 4.62%, respectively.

Operating Efficiency. Operating efficiency is the measure of how much it costs us to generate each dollar of revenue. A lower percentage indicates a better operating efficiency. Our efficiency ratio is calculated as non-interest expense divided by the sum of net interest income and non-interest income and was 55.95% for the nine months ended September 30, 2017 as compared to 56.85% for the nine months ended September 30, 2016.  The improvement in the efficiency ratio is the result of operating efficiencies as discussed throughout this Managements’ Discussion & Analysis.

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

	Three Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$87,981	$283	1.28%	$58,875	$74	0.50%
Securities: (1)
Taxable securities	260,941	1,115	1.70%	272,827	1,010	1.47%
Non-taxable securities (2)	89,001	414	1.85%	84,405	384	1.81%
Loans (3) (4)	1,217,203	18,852	6.14%	1,106,695	16,875	6.07%
Non-marketable equity securities	1,959	8	1.62%	1,826	4	0.87%
Total interest earning assets	1,657,085	20,672	4.95%	1,524,628	18,347	4.79%
Allowance for loan losses	(17,437)			(16,165)
Non-interest earning assets	106,406			100,176
Total average assets	$1,746,054			$1,608,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$673,789	$451	0.27%	$611,994	$431	0.28%
Money market accounts	166,862	95	0.23%	146,069	81	0.22%
Certificates of deposit, under $100,000	87,080	134	0.61%	93,829	77	0.33%
Certificates of deposit, $100,000 and over	61,049	72	0.47%	73,591	120	0.65%
Total interest bearing deposits	988,780	752	0.30%	925,483	709	0.30%
Short-term borrowings	3,583	2	0.90%	4,124	1	0.10%
Total interest bearing liabilities	992,363	754	0.30%	929,607	710	0.30%
Non-interest bearing deposits	495,719			441,315
Total funding	1,488,082	754	0.20%	1,370,922	710	0.21%
Other non-interest bearing liabilities	13,921			13,649
Shareholders’ equity	244,051			224,068
Total average liabilities and shareholders’ equity	$1,746,054			$1,608,639
Net interest income		$19,918			$17,637
Interest rate spread (5)			4.65%			4.49%
Net interest margin (6)			4.77%			4.60%
(1)	Excludes average unrealized gains (losses) of ($602,000) and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, which are included in non-interest earning assets.
(2)

The average yield does not include the federal tax benefits relating to income earned on municipal securities totaling $223,000 and $207,000 for the three months ended September 30, 2017 and 2016, respectively.

(3)	Loan interest income includes loan fees of $1.6 million in both periods for the three months ended September 30, 2017 and 2016.
(4)

Average loans do not include average non-accrual loans of $5.9 million and $5.1 million for the three months ended September 30, 2017 and 2016, respectively, which are included in non-interest earning assets.

(5)	Interest rate spread is the difference between the yield on interest-earning assets minus the rate on interest-bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by average interest earning assets.

	Nine Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$50,314	$418	1.11%	$31,990	$112	0.47%
Securities: (1)
Taxable securities	298,335	3,625	1.62%	278,746	3,196	1.53%
Non-taxable securities (2)	91,606	1,268	1.85%	90,063	1,247	1.85%
Loans (3) (4)	1,177,063	53,633	6.09%	1,088,091	49,147	6.03%
Non-marketable equity securities	2,033	16	1.05%	2,208	8	0.48%
Total interest earning assets	1,619,351	58,960	4.87%	1,491,098	53,710	4.81%
Allowance for loan losses	(16,957)			(15,878)
Non-interest earning assets	101,826			97,941
Total average assets	$1,704,220			$1,573,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$664,664	$1,305	0.26%	$595,333	$1,249	0.28%
Money market accounts	169,752	295	0.23%	146,035	258	0.24%
Certificates of deposit, under $100,000	88,807	406	0.61%	96,057	238	0.33%
Certificates of deposit, $100,000 and over	63,302	232	0.50%	74,889	378	0.67%
Total interest bearing deposits	986,525	2,238	0.30%	912,314	2,123	0.31%
Short-term borrowings	6,416	31	0.65%	15,006	39	0.35%
Total interest bearing liabilities	992,941	2,269	0.31%	927,320	2,162	0.31%
Non-interest bearing deposits	460,674			414,922
Total funding	1,453,615	2,269	0.21%	1,342,242	2,162	0.22%
Other non-interest bearing liabilities	12,200			12,161
Shareholders’ equity	238,405			218,758
Total average liabilities and shareholders’ equity	$1,704,220			$1,573,161
Net interest income		$56,691			$51,548
Interest rate spread (5)			4.56%			4.50%
Net interest margin (6)			4.68%			4.62%
(1)	Excludes average unrealized gains (losses) of ($1.0) million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in non-interest earning assets.
(2)

The average yield does not include the federal tax benefits relating to income earned on municipal securities totaling $683,000 and $671,000 for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Loan interest income includes loan fees of $4.7 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively.
(4)

Average loans do not include average non-accrual loans of $6.0 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in non-interest earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$50	$159	$209	$90	$216	$306
Taxable securities	(45)	150	105	232	197	429
Non-taxable securities	21	9	30	21	-	21
Loans	1,708	269	1,977	4,051	435	4,486
Federal Home Loan Bank stock	—	4	4	(1)	9	8
Total interest income	1,734	591	2,325	4,393	857	5,250
Interest expense:
Demand and savings accounts	42	(22)	20	139	(83)	56
Money market accounts	12	2	14	41	(4)	37
Certificates of deposit, under $100,000	(6)	63	57	(19)	187	168
Certificates of deposit, $100,000 and over	(18)	(30)	(48)	(53)	(93)	(146)
Short-term borrowings	—	1	1	(30)	22	(8)
Total interest expense	30	14	44	78	29	107
Net interest income	$1,704	$577	$2,281	$4,315	$828	$5,143

Net interest income increased $2.3 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase in interest income was primarily driven by increased organic loan volumes, higher loan yields and increases in interest earning deposits. Additionally, interest expense also increased for the three months ended September 30, 2017 compared to the same period in 2016 due principally to increases in deposits.

Net interest income increased $5.1 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in interest income was primarily driven by increased organic loan volumes, higher loan yields, and increases in interest earning deposits. Additionally, interest expense also increased for the nine months ended September 30, 2017 compared to the same period in 2016 due principally to increases in deposits.

Financial Overview for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$20,672	$18,347	$2,325	12.7%
Interest expense	754	710	44	6.2%
Net interest income	19,918	17,637	2,281	12.9%
Provision for loan losses	900	325	575	176.9%
Net interest income after provision for loan losses	19,018	17,312	1,706	9.9%
Non-interest income	3,574	4,386	(812)	-18.5%
Non-interest expense	13,657	11,902	1,755	14.7%
Income before income tax expense	8,935	9,796	(861)	-8.8%
Income tax expense	2,697	3,548	(851)	-24.0%
Net income	$6,238	$6,248	$(10)	-0.2%

Net Income. Our net income for the quarter ended September 30, 2017 was flat at $6.2 million, as compared to the same quarter in 2016. This was attributable principally to an increase in net interest income of $2.3 million, a decrease in income tax expense of $851,000 and offset by an increase of $1.8 million in non-interest expense, lower non-interest income of $812,000, and $575,000 increase in loan loss provision.

Net Interest Income and Net Interest Margin. The increase in net interest income for the quarter ended September 30, 2017 compared to the same quarter in 2016 was primarily driven by interest earned on a higher average loan volume attributable to organic growth. Interest expense in the quarter ended September 30, 2017 increased from the same period in 2016 due to higher volume in average deposits.  Construction and land development loans (“C & D loans”) are our highest yielding assets within our earning asset mix and represents 23.1% of gross loans as of September 30, 2017.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The yield on our average interest earning assets was 4.95% for the quarter ended September 30, 2017 compared to 4.79% for the comparable quarter in 2016.  The cost of total funding declined in the quarter ended September 30, 2017 to 0.20% from 0.21% in the comparable quarter in 2016 primarily due to an increase in non-interest bearing deposits.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan and inherent in the loan portfolio.

The provision for loan losses for each of the quarters ended September 30, 2017 and 2016 was $900,000 and $325,000, respectively. We have experienced net charge-offs of $562,000 in the current quarter compared to $296,000 in the comparable quarter in 2016. The provision for loan losses in both periods were primarily due to the impact of the charge-offs and relative increases in loan balances and classified loans.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Mortgage banking	$1,686	$2,244	$(558)	-24.9%
Card processing	1,247	1,129	118	10.5%
Service charges on deposit accounts	636	582	54	9.3%
Net loss on sale of investment securities	(486)	—	(486)	0.0%
Other operating	491	431	60	13.9%
Total non-interest income	$3,574	$4,386	$(812)	-18.5%

The decrease in total non-interest income during the quarter ended September 30, 2017 compared to the same quarter in 2016 was primarily influenced by lower mortgage banking income from lower mortgage volumes, and loss on the sale of investment securities and offset by higher card processing income and various other operating income.  The loss on the sale of investment securities of $0.5 million was related to the sale of $80.4 million of investment securities, which were sold to raise liquidity to fund the purchase of net assets from the acquisition of the Utah branches of Banner Bank.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$8,813	$7,674	$1,139	14.8%
Occupancy, equipment and depreciation	1,164	1,101	63	5.7%
Data processing	650	665	(15)	-2.3%
Card processing	543	509	34	6.7%
Marketing and advertising	343	301	42	14.0%
Acquisition-related costs	484	—	484	0.0%
FDIC premiums	135	124	11	8.9%
Other	1,525	1,528	(3)	-0.2%
Total non-interest expense	$13,657	$11,902	$1,755	14.7%

Non-interest expense for the third quarter of 2017 increased $1.8 million compared to the same period in 2016, primarily due to an increase in salaries and employee benefits and an increase in acquisition-related costs. Our personnel costs have increased in 2017 due to annual salary increases, higher variable compensation costs, higher payroll tax and medical benefits to support our balance sheet and income growth.  We expect non-interest expenses to increase in future quarters due to additional personnel costs, occupancy, acquisition-related and other costs resulting from the pending and closed acquisitions.

   Income Tax Expense. We recorded an income tax expense of $2.7 million for the three months ended September 30, 2017 compared to $3.5 million for the same period in 2016. The effective tax rate for the three months ended September, 30 2017 was 30.2% compared to 36.2% in the corresponding three months of 2016. The tax rate in the third quarter of 2017 is lower than the same quarter in 2016 due primarily to lower pre-tax income and tax benefits of $0.5 million related to tax-deductible stock compensation expense.

Financial Overview for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$58,960	$53,710	$5,250	9.8%
Interest expense	2,269	2,162	107	4.9%
Net interest income	56,691	51,548	5,143	10.0%
Provision for loan losses	2,000	750	1,250	166.7%
Net interest income after provision for loan losses	54,691	50,798	3,893	7.7%
Non-interest income	12,034	12,547	(513)	-4.1%
Non-interest expense	38,451	36,437	2,014	5.5%
Income before income tax expense	28,274	26,908	1,366	5.1%
Income tax expense	9,021	9,840	(819)	-8.3%
Net income	$19,253	$17,068	$2,185	12.8%

Net Income. Our net income grew by $2.2 million or 12.8% to $19.3 million for the nine months ended September 30, 2017 as compared to $17.1 million for the same period in 2016. This was attributable principally to an increase in net interest income of $5.1 million, and offset primarily by an increase of $2.0 million in non-interest expense and $1.3 million in loan loss provision.

Net Interest Income and Net Interest Margin. The increase in net interest income for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by interest earned on a higher average loan volume attributable to organic growth. Interest expense in the nine months ended September 30, 2017 increased from the same period in 2016 due to higher volume in average deposits.  As stated previously, C & D loans are our highest yielding assets within our earning asset mix and represents 23.1% of gross loans as of September 30, 2017.  If C & D loan activity declines as a percentage of earning asset mix in future quarters, the net interest margin could decline from current levels.

The yield on our average interest earning assets was 4.87% for the nine months ended September 30, 2017 compared to 4.81% for the same period in 2016.  The cost of total funding declined in the nine months ended September 30, 2017 to 0.21% from 0.22% in the comparable period in 2016 primarily due to an increase in non-interest bearing deposits.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

The provision for loan losses for each of the nine months ended September 30, 2017 and 2016 was $2.0 million and $750,000, respectively. We have experienced net charge-offs of $1.1 million in the nine months ended September 30, 2017, compared to $126,000 in the comparable period in 2016. The provision for loan losses in both periods were primarily due to the impact of the charge-offs and relative increases in loan balances and classified loans.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Mortgage banking	$5,625	$6,269	$(644)	-10.3%
Card processing	3,579	3,296	283	8.6%
Service charges on deposit accounts	1,750	1,626	124	7.6%
Net loss on sale of investment securities	(499)	—	(499)	0.0%
Other operating	1,579	1,356	223	16.4%
Total non-interest income	$12,034	$12,547	$(513)	-4.1%
The decrease in total non-interest income during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily influenced by lower mortgage banking income from lower mortgage volumes and loss on the sale of investment securities, and offset by higher card processing income and various other operating income which includes a gain of approximately $134,000 relating to the sale of land held by the Bank in the second quarter.  The loss on the sale of investment securities of $0.5 million was related to the sale of $80.4 million of investment securities, which were sold to raise liquidity to fund the purchase of net assets from the acquisition of the Utah branches of Banner Bank.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$24,542	$23,517	$1,025	4.4%
Occupancy, equipment and depreciation	3,369	3,165	204	6.4%
Data processing	1,986	2,112	(126)	-6.0%
Card processing	1,588	1,648	(60)	-3.6%
Marketing and advertising	954	760	194	25.5%
Acquisition-related costs	660	—	660	0.0%
FDIC premiums	391	507	(116)	-22.9%
Other	4,961	4,728	233	4.9%
Total non-interest expense	$38,451	$36,437	$2,014	5.5%

Non-interest expense for the first nine months of 2017 increased by $2.0 million, compared to the same period in 2016, primarily due to an increase in salaries and employee benefits, acquisition related costs, and marketing and advertising expenses to support our growth. Our personnel costs have increased in 2017 due to annual salary increases, increased hiring to support the Utah branches of Banner Bank, higher variable compensation costs, higher payroll tax and medical benefits to support our balance sheet and income growth.  We expect non-interest expenses to increase in future quarters due to additional personnel costs, occupancy, acquisition-related and other costs resulting from the pending and closed acquisitions.

   Income Tax Expense. We recorded an income tax expense of $9.0 million for the nine months ended September 30, 2017 compared to $9.8 million for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 31.9% compared to 36.6% in the corresponding nine months of 2016. The tax rate in 2017 is lower than 2016 due primarily to tax-deductible stock compensation expense and the reversal of a liability related to an unrecognized tax benefit, totaling approximately $1.2 million in taxable benefits.

Financial Condition

Our total assets as of September 30, 2017 were $1.79 billion, a 7.5% increase compared to December 31, 2016. Our total loans held for investment as of September 30, 2017 were $1.22 billion, an increase of 8.6% from December 31, 2016. Total deposits as of September 30, 2017 were $1.53 billion, an increase of 7.2% compared to December 31, 2016.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Loans held for sale	$10,742	$20,826

Loans held for investment:
Commercial real estate loans:
Real estate term	627,467	582,029
Construction and land development	281,545	240,120
Total commercial real estate loans	909,012	822,149
Commercial and industrial loans	222,674	213,260
Consumer loans:
Residential and home equity	73,383	72,959
Consumer and other	15,099	15,678
Total consumer loans	88,482	88,637
Total gross loans	1,220,168	1,124,046
Net deferred loan fees	(4,595)	(4,169)
Allowance for loan losses	(17,609)	(16,715)
Loans held for investment, net	$1,197,964	$1,103,162

	September 30,	December 31,
(Percentage of total loans held for investment)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	51.4%	51.7%
Construction and land development	23.1%	21.4%
Total commercial real estate loans	74.5%	73.1%
Commercial and industrial loans	18.3%	19.0%
Consumer loans:
Residential and home equity	6.0%	6.5%
Consumer and other	1.2%	1.4%
Total consumer loans	7.2%	7.9%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities as of September 30, 2017 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$82,927		$205,439	$339,101	$627,467	$94,907	$449,633
Construction and land development	231,224		47,012	3,309	281,545	26,215	24,106
Total commercial real estate loans	314,151		252,451	342,410	909,012	121,122	473,739
Commercial and industrial loans	98,594		92,239	31,841	222,674	85,204	38,876
Consumer loans:
Residential and home equity	12,080		16,475	44,828	73,383	10,509	50,794
Consumer and other	6,662		6,675	1,762	15,099	7,957	480
Total consumer loans	18,742		23,150	46,590	88,482	18,466	51,274
Total gross loans held for investment	$431,487	(1)	$367,840	$420,841	$1,220,168	$224,792	$563,889	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $995 million or 81.6% of total loans at September 30, 2017.

Concentrations. As of September 30, 2017, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.5% of total loans held for investment, of which real estate term loans represent 51.4%, 23.1% are construction and land development loans, and 6.0% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has slightly decreased to 18.3% as of September 30, 2017 from 19.0% as of December 31, 2016.  We have focused on diversifying our loan portfolio mix since 2011 resulting in an increase in our concentration of commercial and industrial loans from 15.5% as of December 31, 2011, to 18.3% as of September 30, 2017.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,193	$2,386
Construction and land development	45	378
Commercial and industrial	1,150	1,211
Residential and home equity	—	142
Consumer and other	5	14
Total non-accrual, not troubled-debt restructured loans	3,393	4,131
Troubled-debt restructured loans non-accrual
Real estate term	378	808
Construction and land development	352	396
Commercial and industrial	—	—
Residential and home equity	—	—
Consumer and other	—	—
Total troubled-debt restructured, non-accrual loans	730	1,204
Total non-accrual loans (1)	4,123	5,335
Accruing loans past due 90 days or more	18	22
Total non-performing loans (NPL)	4,141	5,357

OREO	325	245
Total non-performing assets (NPA) (2)	$4,466	$5,602
Accruing troubled debt restructured loans	$3,938	$5,572
Non-accrual troubled debt restructured loans	730	1,204
Total troubled debt restructured loans	$4,668	$6,776
Selected ratios:
NPL to total loans	0.35%	0.49%
NPA to total assets	0.25%	0.34%
(1)

We estimate that approximately $208,000 and $298,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, had such loans performed pursuant to contractual terms.

(2)

Non-performing assets as of December 31, 2016 have not been reduced by U.S. government guarantees of $16,000.  There were no U.S. Government guarantees on non-performing assets as of September 30, 2017.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. We had TDR loans of $4.7 million and $6.8 million as of September 30, 2017 and December 31, 2016, respectively. Our TDR loans are considered impaired loans of which $730,000 and $1.20 million as of September 30, 2017 and December 31, 2016, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$245	$568
Additions	425	237
Write-downs	(100)	(53)
Sales	(245)	(345)
Balance, end of period	$325	$407

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance for loan losses:
Beginning balance	$17,271	$16,152	$16,715	$15,557
Loans charged off:
Real estate term	—	—	(350)	—
Construction and land development	—	—	—	—
Commercial and industrial	(621)	(558)	(893)	(630)
Residential and home equity	—	—	(338)	—
Consumer and other	(46)	(57)	(159)	(177)
Total	(667)	(615)	(1,740)	(807)
Recoveries:
Real estate term	23	3	204	12
Construction and land development	2	148	81	194
Commercial and industrial	46	81	123	189
Residential and home equity	7	8	147	89
Consumer and other	27	79	79	197
Total	105	319	634	681
Net loan (charge-offs) recoveries	(562)	(296)	(1,106)	(126)
Provision for loan losses	900	325	2,000	750
Ending balance	$17,609	$16,181	$17,609	$16,181
Loans held for investment	$1,215,573	$1,105,398	$1,215,573	$1,105,398
Average loans held for investment	1,207,504	1,106,695	1,167,564	1,088,091
Non-performing loans	4,141	4,904	4,141	4,904
Selected ratios:
Net loan charge-offs (recoveries) to average loans	0.18%	0.11%	0.13%	0.02%
Provision for loan losses to average loans	0.30%	0.12%	0.23%	0.09%
Allowance for loan losses to loans held for investment	1.45%	1.46%	1.45%	1.46%

The increase in ALLL as a percentage of total loans from 2016 to 2017 is attributable to overall credit quality of the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL and the percent of loans in each category to total loans as of each of the following dates:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial real estate loans:
Real estate term	$6,877	$6,770
Construction and land development	5,488	5,449
Total commercial real estate loans	12,365	12,219
Commercial and industrial loans	4,684	3,718
Consumer loans:
Residential and home equity	466	617
Consumer and other	94	161
Total consumer loans	560	778
Total	$17,609	$16,715

	September 30,	December 31,
(Percentage of total loans held for investment)	2017	2016
Commercial real estate loans:
Real estate term	51.4%	51.7%
Construction and land development	23.1%	21.4%
Total commercial real estate loans	74.5%	73.1%
Commercial and industrial loans	18.3%	19.0%
Consumer loans:
Residential and home equity	6.0%	6.5%
Consumer and other	1.2%	1.4%
Total consumer loans	7.2%	7.9%
Total	100.0%	100.0%

Investments

The carrying value of our investment securities totaled $302.6 million as of September 30, 2017 and $409.1 million as of December 31, 2016. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of September 30, 2017, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$50,831	$118,603
Municipal securities	17,102	25,519
Mortgage-backed securities	154,117	181,821
Corporate securities	4,758	9,666
Total	226,808	335,609
Held-to-maturity securities: (Amortized Cost)
Municipal securities	75,808	73,512
Total investment securities	$302,616	$409,121

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2017:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$2,001	1.18%	$39,094	1.33%	$9,855	2.37%	$—	0.00%	$50,950	1.52%
Municipal securities	5,318	2.88%	6,586	3.04%	4,311	2.19%	603	2.35%	16,818	2.75%
Mortgage-backed securities	7	4.30%	7,957	1.78%	59,893	1.63%	87,032	2.06%	154,889	1.88%
Other securities	—	0.00%	-	0.00%	5,000	3.33%	-	0.00%	5,000	3.33%
Total	7,326	2.42%	53,637	1.60%	79,059	1.86%	87,635	2.06%	227,657	1.90%
Held-to-maturity securities:
Municipal securities	6,956	1.26%	45,381	1.61%	16,785	1.97%	6,686	2.31%	75,808	1.72%
Total investment securities	$14,282	1.85%	$99,018	1.61%	$95,844	1.88%	$94,321	2.08%	$303,465	1.85%

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

Deposits

Total deposits were $1.53 billion as of September 30, 2017 and $1.43 billion as of December 31, 2016. The increase in total deposits is attributed primarily to our growth in existing markets and entering into new markets. Non-interest bearing demand deposits were $527.2 million, or 34.5% of total deposits as of September 30, 2017 compared to 31.1% as of December 31, 2016. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $100,000, and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year to Date		Year Ended
	September 30, 2017		December 31, 2016
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$460,674	0.00%	$426,487	0.00%
Interest bearing deposits:
Interest bearing demand and savings	664,664	0.26%	607,714	0.28%
Money market	169,752	0.23%	150,028	0.24%
Certificates of deposit under $100,000	88,807	0.61%	94,689	0.32%
Certificates of deposit $100,000 and over	63,302	0.49%	73,860	0.66%
Total interest bearing deposits	986,525	0.30%	926,291	0.31%
Total	$1,447,199	0.21%	$1,352,778	0.21%

Additionally, the following table shows the maturities of CDs of $100,000 or more:

September 30,
(Dollars in thousands)	2017
Due in three months or less	$15,216
Due in over three months through six months	6,268
Due in over six months through twelve months	14,929
Due in over twelve months	31,985
Total	$68,398

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

Shareholders’ Equity

As of September 30, 2017, our shareholders’ equity totaled $245.4 million, an increase of $16.9 million or 7.4% since December 31, 2016. The increase in shareholders’ equity for the nine-month period ended September 30, 2017 was primarily due to an increase of $1.3 million in additional paid in capital from exercises of stock options and net income of $19.3 million for the period less dividends paid of $4.5 million.

Dividends of $0.25 per share were declared during the nine months ended September 30, 2017 representing 23.3% of the net income for the same period. We announced a quarterly dividend of $0.09 per share in October 2017 payable in November 2017.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	2017	2016	2016
Common equity tier 1 capital	6.50%	19.07%	18.93%	18.77%
Tier 1 risk-based capital	8.00%	19.07%	18.93%	18.77%
Total risk-based capital	10.00%	20.35%	20.19%	20.04%
Tier 1 leverage capital ratio	5.00%	14.07%	13.71%	13.93%

PUB and the Bank were well-capitalized as of September 30, 2017, December 31, 2016 and September 30, 2016 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of September 30, 2017:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$543,604	$362,769	$115,040	$6,271	$59,524
Standby letters of credit	25,722	25,722	—	—	—
Credit cards	25,361	25,361	—	—	—
Total	$594,687	$413,852	$115,040	$6,271	$59,524

Contractual Obligations

The following table sets forth our significant contractual obligations as of September 30, 2017:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$146,399	$82,708	$40,697	$14,661	$8,333
Deposits without stated maturity	1,381,782	1,381,782	—	—	—
Short-term borrowings	3,773	3,773	—	—	—
Total	$1,531,954	$1,468,263	$40,697	$14,661	$8,333

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $344.9 million as of September 30, 2017, which is secured by various real estate loans pledged as collateral totaling $519.3 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $22.2 million which is secured by $22.8 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. As of September 30, 2017, we had approximately $416.5 million in net liquid assets comprised of $206.9 million in cash and cash equivalents, including interest bearing deposits of $173.8 million and federal funds sold of $6.1 million, $226.8 million in available-for-sale securities and $10.7 million in loans held for sale, less $27.9 million of available-for-sale securities pledged as collateral for short-term borrowings. We monitor liquidity measured by a liquidity ratio defined as cash and cash equivalents plus unpledged investment securities divided by total liabilities. Our liquidity ratio was 31.18% as of September 30, 2017 compared to 30.58% as of December 31, 2016.  Our future liquidity ratio will likely decline as a result of the pending acquisition of Town & Country Bank and the recently completed acquisition of the seven Utah branches of Banner Bank, which occurred on October 6, 2017.

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

Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, depreciation and amortization, amortization of investment discount and premiums, share based compensation, changes in the value of bank owned life insurance and other gains and losses.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. As of September 30, 2017, we had outstanding loan commitments of $543.6 million, credit card commitments of $25.4 million and outstanding letters of credit of $25.7 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the nine months ended September 30, 2017 was $100.5 million, principally from increases in deposit balances offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We plan to utilize a major portion of the offering proceeds in the fourth quarter of 2017 in connection with the pending acquisition of Town & Country Bank, Inc. and the acquisition of the Utah branches of Banner Bank in October 2017.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1*	Amendment to the Purchase and Assumption Agreement dated October 4, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2017

PEOPLE’S UTAH BANCORP
/s/ Richard T. Beard
Richard T. Beard
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wolfgang T.N. Muelleck
Wolfgang T.N. Muelleck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)