Form 10-K
period 2017-12-31
People's Utah Bancorp
filed 2018-03-15
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2017 (the last business day of the most recent second quarter), was $390,218,372 (based on the price at which common equity was last sold as quoted on the NASDAQ Capital Market at the close of business on that date).

The number of the Registrant’s common shares outstanding on February 28, 2018 was 18,635,609. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the 2018 Annual Meeting Proxy Statement related to the shareholder meeting scheduled for May 23, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Organizational Structure

People’s Utah Bancorp (“PUB” or the “Company”) is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly-owned banking subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”), which was organized in 1913.  The Bank is a Utah State chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and individuals.  Products and services are offered primarily through 25 retail branches located throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; a leasing division, GrowthFunding Equipment Finance; and a mortgage division, People’s Intermountain Bank Mortgage.

Market Area

Utah is one of the fastest growing states in the United States in terms of population, ranking third in 2017 percentage growth according to the U.S. Census Bureau. Over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake and Utah Counties. The next largest population centers in the state are in Washington and Cache Counties. These six counties make up approximately 85% of Utah’s population. Most of the major business and economic activity in Utah is located in the counties where our branches are located.

Recent Developments

On October 6, 2017, we completed our acquisition of $257 million in loans and seven Utah branch locations with $160 million in low-cost core deposits from Banner Corporation’s subsidiary Banner Bank.  The Bank paid a deposit premium of $13.8 million based on average deposits at closing.  The seven branch locations in Utah include Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into our existing Bank of American Fork Bountiful and Orem branches, respectively.  We’re operating these acquired branches under the name of Bank of American Fork, a division of PIB.

On November 13, 2017, we completed the merger of Town & Country Bank located in St. George, Utah, including the acquisition of $117 million in loans and the assumption of $124 million in deposits.  We consolidated our existing St. George branch and Town & Country’s branch into one branch.  Under the terms of the merger, each outstanding Town & Country common share converted into the right to receive 0.2917 PUB common shares and $4.23 per common share in cash, including $2.0 million of cash held in escrow that is subject to future indemnification claims.  Town & Country shareholders also received an additional cash distribution of $1.68 per common share in cash.  A total of 466,546 PUB common shares were issued in this transaction.  We operate this branch under the name of People’s Town & Country Bank, a division of PIB.

Competition

The banking and financial services business in our market areas is highly competitive. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer.

The competition for deposit and loan products is strong and directly affects the pricing of those products and the terms we offer to our customers. Price competition for deposits may adversely affect our ability to generate low-cost core deposits in our primary markets sufficient to fund our asset growth. As a result, we may seek alternative funding through borrowings and we may need to price our deposit products more aggressively, which would result in an increase in our costs of funding and a reduction in our net interest margin. Both our deposit base and overall market share has increased.  However, several larger banks have also grown their deposit market share in our markets. We believe aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors have allowed larger banks to continue to increase their overall market share. Technological innovation has also contributed to greater competition in the overall financial services sector.

The market share of PUB and our largest competitors in Utah as of June 30, 2017, ranked by deposit market share, as reported by S&P Global Market Intelligence is as follows:

	Number	Deposit
Largest	of	Market
Competitor	Branches	Share
Wells Fargo & Co.	110	29.20%
Zions Bancorp.	99	25.89%
JPMorgan Chase & Co.	53	22.14%
KeyCorp	33	5.28%
U.S Bancorp	71	3.72%
People's Utah Bancorp	25	2.69%
BOU Bancorp	14	1.48%
Cache Valley Banking Co.	13	1.43%

Our Business Activities

We believe that in order to be competitive with larger financial institutions it is imperative that we provide superior customer service.  Key elements to superior customer service include having seasoned relationship managers who understand our customers’ financial needs, provide direct access to decision makers, offer the products and services our customers want, give unparalleled responsiveness to our customer’s needs, and offer technology solutions that make it easier for our customers to transact with us.

We provide banking services to small to medium sized businesses and individuals in our primary markets including Utah, Salt Lake, Davis, Cache, and Washington counties. Our business customers are involved in a variety of industries including residential and commercial construction and development, manufacturing, distribution and other services. We also provide a broad range of banking services and products to individuals, including residential mortgage lending, personal checking and savings accounts and other consumer banking products, including electronic banking.

Lending

We offer a variety of lending products including commercial real estate, construction and development, commercial and industrial (“C&I”), multifamily residential, single family residential, home equity lines, equipment leasing, and other consumer loans.  We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. From time to time we purchase and sell non-consumer loan participations to or from other banks. Loan participations purchased by us have been underwritten using our standard and customary underwriting criteria.

Our customers are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•	Small to medium sized businesses in need of secured and unsecured lines of credit through SBA financing or C&I term loans, equipment lease financing, or owner occupied commercial real estate loans;
•	Individuals in need of residential mortgage and consumer loan products; and
•	Professionals and professional firms, such as medical, architectural, engineering, and insurance and financial firms, in need of operating facilities.

Real Estate

We are focused on commercial and residential real estate lending throughout a project’s life-cycle, including acquisition and development loans, construction loans, and permanent, long-term mortgage financing.

Construction, Acquisition and Development Loans. Our construction loan portfolio consists of single-family residential properties, multifamily properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, and has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and whether related loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss. Maturities for construction loans generally range from six to 12 months for residential property and from 12 to 18 months for commercial and multifamily properties.

Our development loans are secured by the properties being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects generally range from small plats of two to six lots to subdivisions with up to 40 lots. We also consider development loans for larger projects. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales or a minimum of 125% of the bank’s per-lot exposure. We target most development loans to be paid off at no more than 80% of total development sales. Loan-to-value ratios on development loans typically range from 55% to 70%, depending on the financial strength and experience of the developer. Most development loans have maturities of 12 to 24 months.

Commercial Real Estate Loans. We also originate mortgages for commercial real estate properties. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties and are made to the owners or occupants of such properties. The majority of these loans have maturities generally ranging from three to 10 years.

Commercial real estate lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrowers’ creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property serving as collateral.

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

C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a twelve month commitment with a variable rate and are secured by the asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 84 months, but in no case exceed the depreciable life of the tangible asset being financed. C&I loans generally include personal guarantees as additional support.

To manage these risks, our policy is to secure the commercial loans we make with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, leverage, collateral value and other appropriate credit factors.

Leasing. We originate and purchase leases that fit our policies and procedures. These leases are used to purchase equipment essential to the operations of our commercial and industrial customers, which are located throughout the U.S.  We have lending officers who have extensive backgrounds in leasing. Leases may be purchased directly from the lease originator or in some cases a loan is made to the originator and the lease secures the loan. We underwrite lease portfolios prior to purchase. Our leasing program is subject to the same general risks as our lending activities, including credit and interest rate risks, and the difficulty of attracting necessary personnel, among others.

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

SBA loans fall into two categories, loans originated under the SBA’s 7(a) Program, or SBA 7(a) Loans, and loans originated under the SBA’s 504 Program or SBA 504 Loans. Through SBA 7(a) Loans funds can be utilized to purchase or construct real property; however, we primarily use the 7(a) Program for working capital, inventory, or equipment needs and loans, which are included in our C&I loans.  SBA 504 loans typically do not have an SBA guaranty, but rather, a low 50% loan to value ratio due to the assistance of the 504 program. SBA 504 loans are generally classified as commercial real estate.  Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA.

Loan Underwriting and Credit Policies:

Our Credit Administration establishes our lending policies, which are approved by the Board of Directors. These lending policies are reviewed at least annually and evaluated from time to time by senior lending management. Key elements of our current policies are debt service coverage, monitoring concentration levels and maintaining strict approval and underwriting procedures.

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

Bank Lending Authorities:

•

Individual Authorities — Branch Managers typically have credit approval authority to loan up to $350,000 for secured loans provided there are no exceptions to loan policy. Within this authority, there are typically sub-limits for unsecured loans, equipment secured, accounts receivable and inventory secured loans, and other types of loans.

•

PIB Regional Loan Committee — The PIB Division Regional Loan Committee meets as needed, and consists of Senior Vice President — Regional Managers. The committee has credit approval authority to approve secured loans up to $3.0 million and unsecured loans up to $500,000.

•

LSB Division Loan Committee -- The LSB Division Loan Committee meets as needed and consists of the LSB President, LSB Senior Vice President – Chief Credit Officer, and other senior lending officers.  The committee has credit approval authority to approve secured loans up to $3.0 million and unsecured loans up to $500,000.

•

PIB Loan Committee — The PIB Loan Committee which generally meets twice a week, and consists of the Executive Vice President — Chief Credit Officer, the Senior Vice President — Loan Administration, the President/Chief Operations Officer and other senior lending officers. The committee has unlimited credit approval authority for secured loans and unsecured loans, subject to ratification by the Board Loan Committee for real estate secured loan total aggregate debt relationships over $6.0 million and non-real estate secured loan total aggregate debt relationships over $2.5 million. If a credit decision requires immediate attention, a Senior Committee (consisting of the Chief Credit Officer, Chief Credit Administration Officer, and one Regional Loan Manager) has the same approval authority as the Loan Committee.

•

Board Loan Committee — The Board Loan Committee is comprised of seven directors, including our Chairman, Vice Chairman, President and Chief Executive Officer, with five committee members required for a quorum. All real estate secured loans and/or aggregate real estate loan secured relationships of $6.0 million and above or total aggregate non-real estate secured debt relationships exceeding $4.0 million require the approval of this committee. The committee meets weekly to approve loans approved by the Bank’s Loan Committee. This committee has approval authority up to our legal lending limit, which was approximately $38.6 million as of December 31, 2017.

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

The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The Bank’s senior lending officers monthly review a “Watch List” of loans that are over 60 days past due or graded 6 or higher. Additionally, changes in the grade for a loan may occur through any of the following means:

•	review of loans on the monthly Watch List;
•	specific changes in loan grades by the loan officer, upon receiving new information that adversely impacts the borrower’s credit standing or other perceived credit risks;
•	random reviews of the loan portfolio conducted by senior lending officers;
•	loan reviews conducted by an outside loan reviewer and the internal loan reviewer;
•	bank regulatory examinations; and
•	monthly action plans submitted to the Chief Credit Officer by the responsible lending officers for each credit on the Watch List.

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

Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, reclassify them. We use grades 7 through 9 of our loan grading system to identify potential problem assets.

The following describes grades 7 through 9 of our loan grading system:

•

Substandard — Grade 7. Unacceptable business credit; asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Though no loss is envisioned, the outlook is sufficiently uncertain to preclude ruling out the possibility; some liquidation of assets may be necessary as a corrective measure. Assets in this category may demonstrate performance problems such as cash flow deterioration trends including current or long-term debt service deficiencies with no immediate relief; borrower’s inability to adjust to prolonged and unfavorable industry or economic trends; management character and/or effectiveness have become suspect.

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

Our Investment Activities

Our investment strategy is designed to be complementary to and interactive with our cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning. Investment securities consist primarily of U.S. Agency issues, mortgage-backed securities, and municipal bonds. In addition, for bank liquidity purposes, we use Federal Funds Sold which is temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by treasury officers of the Bank. These securities activities are reviewed monthly by our Board of Directors.

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

An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $250,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products competitively with other financial institutions in our marketplace in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs.

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We offer regular checking, rewards checking, savings, and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to six years, individual retirement accounts and Jumbo CDs. The primary sources of deposits are small and medium sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, up to the maximum amount permitted by law. We have a service fee schedule, which we believe is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

We have a rewards checking deposit product named “MyRate” Checking. This product allows a customer to earn a premium interest rate by meeting certain account requirements, including a minimum monthly amount of electronic transfers and debit card usage and only receiving electronic statements for this account. Although the rate paid is higher, the overall net costs on this product are lower.

We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand. In order to fund loan demand, we have also utilized funding from two programs offered by Promontory Interfinancial Network called Certificate of Deposit Registry Service or CDARS and Insured Cash Sweep or ICS. This relationship allows the Bank to utilize a national network of banks to offer deposit insurance coverage for large depositors. This protection occurs in deposit increments of less than $250,000 per participating bank to ensure that both principal and interest are eligible for full FDIC insurance. We also offer an Internet-based deposit product, which we branded as “SaveSmart”, where we have attracted deposits by offering competitive rates on savings accounts.

In addition to our traditional marketing methods, we attract new customers and deposits by:

•	expanding long-term business customer relationships, including referrals from our customers; and
•	deploying personnel to work new leads with loan officers and branch managers to obtain new business customers.

Other Borrowings. We may occasionally use our overnight credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  We have an unsecured line of credit with a regional correspondent financial institution pursuant to which we can borrow funds generally on an overnight basis.  The correspondent financial institution may impose collateral requirements or terminate the line of credit at any time.  We have the collateral capacity to borrow from the Federal Reserve. We can also borrow from the Federal Home Loan Bank (“FHLB”) pursuant to an existing commitment based on the value of the collateral pledged which generally consists of certain real estate loans and investment securities. (Refer to Note 6 – Short-term Borrowings in the audited financial statements under Item 8 for additional information).

Other Products and Services

We offer a variety of other products and services, including:

•

Mobile and Internet Banking. We believe there is a strong demand for mobile and Internet banking. These services allow both consumer and business customers to access detailed account information and manage their accounts, including on-line balance transfers and bill payment. These services enable our customers to conduct their banking business and monitor their bank accounts from remote locations at any time. We believe our mobile and Internet banking services are invaluable in attracting and retaining customers and we encourage customers to consider us for all their banking and financial needs.

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

Risk Management

We are committed to maintaining internal controls to manage the risk associated with our growth and concentrations in real estate loans. We have identified credit risk, interest rate risk, liquidity risk, and operational risk as the areas that could have the greatest impact on capital. In order to mitigate and actively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.

We have focused our risk management in the following areas:

•	Our Board established the Enterprise Risk Management Committee to monitor all material risks of the Company;
•	Our executive management committee assesses enterprise risks monthly and takes appropriate action to mitigate such risks, if necessary;
•	We have a dedicated enterprise risk management team who actively monitors enterprise risks;
•	Our credit department is staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds and to manage the integrity of the credit risk rating system;
•	Our finance department is staffed with experienced personnel to manage interest rate and liquidity risk;
•

Our operations administration is managed by PIB’s President and Chief Operations Officer and includes staff experienced in compliance with banking regulations and in information technology and related security issues;

•

Our Internal Audit Department reports its independent audit findings directly to our Board’s Audit and Compliance Committee. This department also performs audits and reviews of loan grades, loan documentation, regulatory compliance and other areas of higher risk profile; and

•	Our general counsel coordinates the efforts of our compliance officers with respect to our risk management programs.

We believe that our organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the risk parameters designed to protect our capital.

The FDIC has given guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk based capital, heightened risk management practices should be employed to mitigate risk. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Employees

We refer to our employees as “associates.” We had a total of 483 full-time equivalent associates as of December 31, 2017. Our associates are not represented by a labor organization, and we are not aware of any activity to seek such organization. The Company and the Bank provide their associates with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit-sharing plan and a stock-based compensation plan. The Company considers its associate relations to be excellent. See Note 11 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for information regarding associate benefit plans and profit sharing.

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

Changes as a Result of the Dodd-Frank Act

In addition to the framework of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), created the Consumer Financial Protection Bureau (“CFPB”), a federal regulatory agency with broad authority to regulate the offering and provision of financial products and services to consumers. However, the primary authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer-protection laws remains with our Federal regulator, the FDIC, and State regulator, the UDFI.

As a result of the Dodd-Frank Act, the regulatory framework under which PUB and the Bank operate has changed and will continue to change substantially over the next several years. Many of the provisions of the Dodd-Frank Act became effective upon enactment, while others are subject to further study, rulemaking, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal banking regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any of its implementing regulations will have on our business or on our ability to pursue future business opportunities.

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

Bank Regulation

The Bank is a Utah state-chartered commercial bank, and is subject to supervision and regulation by the UDFI and the FDIC. The UDFI and the FDIC supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, deposit operations, the conduct of the Bank’s corporate affairs, the satisfaction of capital-adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5.0%, a common equity to Tier 1 Capital ratio of no less than 6.5%, a Tier 1 Capital ratio of no less than 8.0%, and a total risk-based capital ratio of no less than 10.0%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.  We meet these capital levels.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or the FDIA, which, among other things: (i) restricts payment of capital distributions and management fees; (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restricts the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling depository institutions can be called upon to increase the depository institution’s capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the FDIC’s Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (v) prohibiting the acceptance of deposits from correspondent banks; (vi) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vii) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

Bank Dividends

Utah law places restrictions on the declaration of dividends by Utah state-chartered banks to their shareholders. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fail to comply with this limitation. The FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to PUB from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available therefor.

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

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act require prior approval from the Federal Reserve and/or the FDIC for any person or company to acquire “control” of a bank or a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and in general is presumed to exist if a person acquires 10 percent or more, but less than 25%, of any class of voting securities. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities. Control may also be deemed to exist where a person or company is found to hold “controlling influence” over a bank or bank holding company.

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

Interstate Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. In addition, banks are permitted to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state, although setting up a branch remains subject to applicable regulatory approval and adherence to applicable legal requirements.

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

Likewise, the Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders, laws, regulations, treaties, and related interpretations. OFAC assembles and provides lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify appropriate authorities.

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

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2017, our ADC loans to Tier 2 capital were 148.9%, which exceeded the threshold set by the FDIC. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Federal Home Loan Bank System

In 2015 the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle completed their merger. As a result, the Bank is now a member of and owns stock in the Federal Home Loan Bank of Des Moines.

Privacy and Data Security

Under the Gramm–Leach–Bliley Act, also known as the Financial Services Modernization Act of 1999 (“GLBA”), federal banking regulators adopted rules limiting the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The GLBA also directed federal regulators to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach.  State laws regarding privacy and security breach obligations are also applicable to the Company and the Bank.

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

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. The rules also impose both underwriting standards and limits on the terms, including pricing, of such loans. In 2014, the CFPB adopted regulations that combine mortgage disclosures required by the Real Estate Settlement Procedures Act and its implementing Regulation X, and the Truth-in-Lending Act and its implementing Regulation Z. This new disclosure scheme requires mortgage lenders such as the Bank to substantially revise their loan-origination and disclosure systems in order to comply with the new regulations. The Bank has implemented necessary modifications in order to meet these requirements. In 2018, portions of a significant expansion of the Home Mortgage Disclosure Act and its implementing Regulation C will take effect.

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

Future Legislative and Regulatory Developments

Various legislative acts are from time to time enacted by Congress or by the Utah Legislature. Additionally, regulatory agencies frequently modify or create new regulations and guidance. Such acts and modifications or new regulation and guidance may change the environment in which PUB and the Bank operate in substantial and unpredictable ways. We cannot determine the ultimate impact that potential legislation, if enacted, or implementing regulations and guidance with respect thereto, would have upon PUB’s or the Bank’s financial condition or results of operations. Finally, on February 3, 2017, President Trump signed an Executive Order pursuant to which he ordered the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote certain core principles laid out in the Executive Order. This may result in repeals of or amendments to existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements and other government policies.

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

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2017, approximately 80.4% of our loans were secured by real estate, the substantial majority of which are located in Utah, Salt Lake, Davis, Cache and Washington counties. If the local economy and particularly the real estate market declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans which represent 73.0% of our loans. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

As of December 31, 2017, 22.6% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2017, our ratio for the sum of CRE and ADC loans was 273% and our ratio for ADC loans was 149%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

The small to medium sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small to medium sized businesses. Small to medium sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact Utah and small to medium sized businesses are adversely affected or our borrowers are otherwise affected by adverse business conditions, our business, financial condition and results of operations could be adversely affected.

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

If we are unable to manage our growth effectively, we may incur higher than anticipated costs and our ability to execute our growth strategy could be impaired.

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

As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within and outside of our principal market area. Although we regularly identify and explore specific acquisition opportunities as part of our ongoing business practices, we may not find a suitable merger or acquisition opportunity. Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

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

On October 6, 2017, we completed the acquisition of $257 million in loans and seven Utah branch locations with approximately $160 million in deposits from Banner Bank (“Banner”). Also, on November 13, 2017, we completed the acquisition of Town & Country Bank, Inc. (“T&C”), located in St. George, Utah. Realization of the anticipated synergies from these acquisitions depends on our ability to effectively integrate the operation of the acquired branches into our existing operations, including, among other things, the integration of information systems and personnel policies and practices. In addition to the risks identified above, failure to successfully integrate these acquired branches into our operations could materially harm our business. Further, we may be unable to retain customers of Banner or T&C, which could result in our loss of deposit balances and materially harm our financial condition.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2017, our allowance for loan losses (“ALLL”) as a percentage of loans held for investment was 1.12%.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for expected credit losses.  Credit discounts are included in the determination of fair value, and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.

In June 2016, the Financial Accounting Standards Board (“FASB”) amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the current incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company anticipates a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is developing new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is developing and implementing processes and procedures to ensure it is fully compliant at adoption date.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings.  In periods of rising interest rates, commercial and consumer demand for new lending and re-financings decreases, this in turn adversely impacts our lending activities.

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

Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several larger banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium sized businesses that we target. Additionally, financial technology companies (“Fintech”) have developed technology which allows customers to obtain loans via the internet in an expeditious manner and could become competitors to us.  If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through whom we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing websites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

The access by unauthorized persons to, or the improper disclosure by us, of confidential information regarding our customers or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, recently there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit and debit cards, which have caused some consumers, including our customers, to use our credit and debit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could also have a material adverse effect on our business, financial condition or results of operations.  If we experience a cyber-attack, our insurance coverage may not cover all of our losses, and furthermore, we may experience a loss of reputation.

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

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or technology infringe or otherwise violate their intellectual property or proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could bring an infringement claim against us with respect to our products, services or technology. We may also be subject to third party infringement, misappropriation, breach or other claims with respect to copyright, trademark, license usage or other intellectual property rights. In addition, in recent years, individuals and groups, including patent holding companies, have been purchasing intellectual property assets in order to make claims of infringement and attempt to extract settlements from companies in the banking and financial services industry. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, including damage awards, result in an injunction prohibiting us from marketing or selling certain of our services, require us to redesign affected products or services, or require us to seek licenses which may only be available on unfavorable terms, if at all, any of which could harm our business and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Approximately 80.4% of our outstanding loan portfolio was secured by real estate as of December 31, 2017.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

We are growing our equipment lease financing business by originating direct leases on a national level through our GrowthFunding Equipment Finance (“GEF”) division.  We formed our GEF division in 2016 to increase our leasing portfolio and to diversify our commercial and industrial loan portfolio. GEF is underwriting leases nationwide. These leases are used to purchase equipment essential to the operations of our borrowers/lessees and are secured by the specific equipment financed. Prior to forming GEF, we acquired rental streams of payments on leases from third-party leasing companies. The negotiation and administration of such leases is handled by third-party leasing companies. Because this division is a new line of business to the Bank, we are not certain how quickly a nationwide customer base will accept this business venture. Growing a new line of business requires significant investment in personnel which, if the business is not successful, may not be recovered.   While we have hired personnel with experience in leasing, there is no assurance we will be profitable or will be able to properly administer the lease portfolio. Finally, this division is subject to state lending requirements and other laws with which we are unfamiliar, and failure to comply with these requirements and laws could result in significant penalties to the Bank.

Leasing is traditionally based on cash flow lending. Cash flow lending involves lending money based primarily on the expected cash flow, profitability and enterprise value of a business rather than on the value of the assets or resale of the collateral for the loan or lease. When cash flow loans or leases become non-performing, our primary resource to recover some, or all, of the principal of our loan or lease is to liquidate the collateral. If there is a shortfall in the collateral value, the Bank must pursue the corporate or personal guarantors, the sale of the entire company as a going concern, or restructure the company in a way we believe would enable us to generate sufficient cash flow over time to repay our loan or lease. These alternatives may not generate enough proceeds to repay the loan or lease.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. For example, on February 3, 2017, President Trump signed an executive order pursuant to which he ordered the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote certain core principles laid out in the executive order. This may result in repeals of, or amendments to, existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as for the Bank’s depositors and borrowers, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s depositors and borrowers, and therefore on our results of operations.

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

The CFPB has a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be re-evaluated and potentially revised, perhaps substantially.

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

The impacts of recent tax reform are not yet fully known, and these and other tax regulations could be subject to potential legislative, administrative, or judicial changes or interpretations.

The tax reform bill enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on our Company, our customers and the U.S. economy. The tax reform bill lowered the corporate federal statutory tax rate and eliminated or limited certain federal corporate deductions. It is too early to evaluate all of the potential consequences of the tax reform bill, but such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. Further, there can be no assurance that any benefits realized by us as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or to other factors. Uncertainty also exists related to state and other taxing jurisdictions' response to federal tax reform, which will continue to be monitored and evaluated.    Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect us.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We conduct our business through our executive office, located in American Fork, Utah.  We conduct our business through our 25 full-service branch offices in Utah, Salt Lake, Davis, Cache and Washington counties in Utah and in Preston, Idaho. We also have a mortgage banking center and an information technology and operations center. We own all of our facilities except for six branch properties which are leased. We also sublease portions of one of our buildings to other tenants under short-term lease arrangements. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases are with our affiliates. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the NASDAQ Capital Market under the symbol “PUB”. As of February 28, 2018, there were approximately 1,856 shareholders of record for the Company’s common shares. The market range of high and low sales prices for the Company’s common shares for the periods indicated are shown below:

	2017		2016
	High	Low	High	Low
First quarter	$27.30	$23.95	$17.46	$14.16
Second quarter	29.35	24.63	18.02	15.41
Third quarter	33.60	26.00	21.28	16.18
Fourth quarter	33.30	29.05	27.85	18.49

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Years Ended December 31,
	2017	2016
First quarter	$0.08	$0.07
Second quarter	0.08	0.07
Third quarter	0.09	0.07
Fourth quarter	0.09	0.08
Total	$0.34	$0.29

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Unregistered securities

The following sets forth information regarding unregistered securities that were sold by the Registrant during the year ended December 31, 2017.

On November 13, 2017, we issued 466,546 of PUB common shares to approximately 300 shareholders of Town & Country Bank in connection with the merger of Town & Country Bank into PIB, at an agreed upon value of approximately $16.6 million, including cash as part of the consideration. The issuance of securities described above was made in reliance upon exemptions from federal securities registration under Section 3(a)(10) of the Securities Act, as a transaction in exchange for securities where the terms and conditions of such issuance and exchange were approved after a hearing upon the fairness of such terms and conditions by the State of Utah.

Use of Proceeds from Initial Public Offering

On June 11, 2015, the SEC declared effective our registration statement on Form S-1 registering common shares of the Company. On June 16, 2015, the Company completed the initial public offering (“IPO”) of 2,657,000 common shares. Additionally, 218,000 common shares were sold by certain selling shareholders. The Company received net proceeds of $34.9 million from the offering, after deducting the underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders.  In 2017, the net proceeds from the IPO were utilized as a capital contribution into PIB in connection with the acquisition of the Utah branches of Banner Bank and the merger of Town & Country Bank into PIB.

Issuer stock purchases

The Company made no stock repurchases during 2017 and 2016.

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

Item 6 – Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K.

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Selected Balance Sheet Information:
Cash and cash equivalents	$51,027	$67,938	$42,349	$47,702	$94,406
Investment securities	337,710	409,121	398,618	330,839	320,388
Total loans held for investment	1,627,444	1,119,877	1,047,975	940,457	830,717
Total assets	2,123,529	1,665,981	1,555,982	1,367,125	1,299,190
Total deposits	1,814,632	1,425,074	1,309,185	1,199,233	1,144,314
Shareholders’ equity	257,418	228,517	209,408	157,659	143,672
Average balances:
Average earning assets	1,695,147	1,516,139	1,391,108	1,250,156	981,661
Average assets	1,787,810	1,598,198	1,468,942	1,331,291	1,039,561
Average shareholders' equity	242,759	221,044	186,889	152,788	126,453
	Years Ended December 31,
(Dollars in thousands except footnotes)	2017	2016	2015	2014	2013
Summary Income Statement Information:
Interest income	$83,980	$72,755	$64,601	$58,203	$45,657
Interest expense	3,342	2,874	2,961	3,260	3,337
Net interest income	80,638	69,881	61,640	54,943	42,320
Provision for loan losses	2,750	900	1,000	1,700	1,500
Net interest income after provision for loan losses	77,888	68,981	60,640	53,243	40,820
Non-interest income	16,560	16,788	16,004	15,241	14,271
Non-interest expense	58,125	48,886	46,768	45,333	36,875
Income before income tax expense	36,323	36,883	29,876	23,151	18,216
Income tax expense	16,477	13,273	10,262	8,246	6,338
Net income	$19,846	$23,610	$19,614	$14,905	$11,878

Basic earnings per share	$1.10	$1.33	$1.21	$1.02	$0.92
Diluted earnings per share	1.08	1.30	1.17	0.98	0.89
Book value per share	13.91	12.82	11.92	10.68	9.83
Tangible book value per share (1)	12.29	12.79	11.88	10.63	9.75
Cash dividends per common share (4)	0.34	0.29	0.18	0.22	0.13
Dividend ratio (4)	30.77%	21.77%	15.22%	21.76%	14.13%
Selected financial ratios:
Net interest margin (2)	4.76%	4.61%	4.43%	4.39%	4.31%
Efficiency ratio	59.80%	56.41%	60.23%	64.59%	65.16%
Non-interest income to average assets	0.93%	1.05%	1.09%	1.14%	1.37%
Non-interest expense to average assets	3.25%	3.06%	3.18%	3.41%	3.55%
Return on average assets	1.11%	1.48%	1.34%	1.12%	1.14%
Return on average equity	8.18%	10.68%	10.49%	9.76%	9.39%
Non-performing assets to total assets	0.18%	0.34%	0.51%	0.70%	1.61%
Loans held for investment to deposits	89.68%	78.58%	80.05%	78.42%	72.60%
Net charge-offs (recoveries) to average loans	0.09%	-0.02%	0.06%	0.11%	0.13%
Capital Ratios:
Tier 1 leverage capital	11.46%	13.71%	13.42%	11.32%	11.06%
Total risk-based capital	14.67%	20.19%	19.02%	16.01%	16.27%
Average equity to average assets	13.58%	13.83%	12.72%	11.48%	12.16%
Tangible common equity to tangible assets (3)	10.87%	13.69%	13.42%	11.48%	10.98%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $29.9 million, $581,000, $679,000, $776,000 and $1.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)	Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.
(4)

Dividends per common share for 2015 do not include a dividend on fourth quarter of 2015 earnings of $0.07 per share which was declared and paid subsequent to December 31, 2015. Total dividends declared on 2015 earnings were $0.25 per share or a dividend yield of 21.52%.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of People’s Utah Bancorp (“Company”, “PUB”) operating results and financial condition. The information contained in this section should be read in conjunction with Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, (“Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future final conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this annual report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this annual report on Form 10-K:

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

Overview

People’s Utah Bancorp (“PUB”) is the holding company for People’s Intermountain Bank.  People’s Intermountain Bank (“Bank, “PIB”) is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary customers are small to medium sized businesses that require highly personalized commercial banking products and services.  People’s Intermountain Bank has 25 branch locations in three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; a leasing division, GrowthFunding Equipment Finance; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank has been serving communities in Utah and southern Idaho for more than 100 years.

We believe our recent loan growth is the result of mergers and acquisitions as well as organic growth generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions as well as from our existing branch system.

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

We measure our performance by calculating our net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is our largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Mergers & Acquisitions

Utah Branches from Banner Bank — On October 6, 2017, we completed our acquisition of $257 million in loans and seven Utah branch locations with $160 million in low-cost core deposits from Banner Corporation’s subsidiary Banner Bank.  The Bank paid a deposit premium of $13.8 million based on average deposits at closing.  The seven branch locations in Utah include Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville. The Woods Cross and Orem branches were consolidated into our existing Bank of American Fork Bountiful and Orem branches, respectively.  We’re operating these acquired branches under the name of Bank of American Fork, a division of PIB.

Town & Country Bank — On November 13, 2017, we completed the merger of Town & Country Bank located in St. George, Utah, including the acquisition of $117 million in loans and the assumption of $124 million in deposits.  We consolidated our existing St. George branch and Town & Country’s branch into one branch.  Under the terms of the merger, each outstanding Town & Country common share converted into the right to receive 0.2917 PUB common shares and $4.23 per common share in cash, including $2.0 million of cash held in escrow that is subject to future indemnification claims.  Town & Country shareholders also received an additional cash distribution of $1.68 per common share in cash.  A total of 466,546 PUB common shares were issued in this transaction.  We operate this branch under the name of People’s Town & Country Bank, a division of PIB.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures intended to ensure that valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ materially if different judgments or estimates were to be applied.  In the opinion of management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Our significant accounting policies are described in detail in Note 1, Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplemental Data.”

Use of Estimates — The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances and the actual results may differ from these estimates under different assumptions. The allowance for loan losses, the valuation of real estate acquired through foreclosure, deferred income taxes, share-based compensation, and fair values of financial instruments are estimates which are particularly subject to change.

Allowance for Loan and Lease Losses — The allowance for loan losses represents our estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.

We evaluate our allowance for loan losses quarterly based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Allowance for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

We periodically review the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above, although we believe the levels of our ALLL as of December 31, 2017 and 2016 were adequate to absorb losses in the loan portfolio.  A decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Investment Securities — GAAP requires that investment securities available-for-sale be carried at fair value which is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, until realized.

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

Business Combinations — Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at fair value on the acquisition date.  The excess purchase consideration over fair value of net assets acquired is recorded as goodwill.  Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Acquired Loans — Purchased loans, including loans acquired in business combinations, are recorded at fair value on the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit impaired.  PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Credit discounts on PCI loans are not accreted to interest income. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings, but is limited by the amount of goodwill allocated to that reporting unit.

Other Intangible Assets — Other intangible assets consists primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful life of such deposits. These assets are reviewed at least annually for events or circumstances that could impact their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage and Other Servicing Rights — Mortgage and other servicing rights are recognized as separate assets when rights are acquired through purchase of such rights or through the sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For loans sold, the value of the servicing rights are estimated and capitalized. Fair value is based on market prices for comparable servicing rights contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Income Taxes — We file income taxes on a consolidated basis with our subsidiaries and allocate income tax expense (benefit) based each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

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

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) that has either been issued or is effective during 2017 or 2016 and may possibly have a material impact on the Company includes amendments to:

•	FASB ASC Topic 220, Balance Sheet;
•	FASB ASC Subtopic 310-20, Nonrefundable Fees and Other Costs;
•	FASB ASC Topic 250, Accounting Changes and Error Corrections;
•	FASB ASC Topic 350, Goodwill and Other Intangibles;
•	FASB ASC Topic 606, Revenue from Contracts with Customers;
•	FASB ASC Topic 230, Statement of Cash Flows;
•	FASB ASC Topic 326, Financial Statements-Credit Losses
•	FASB ASC Topic 842, Leases;
•	FASB ASC Subtopic 825-10, Overall Financial Instruments; and
•	FASB ASC Topic 805, Business Combinations.

For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Non-GAAP Financial Measures

In addition to financial results presented in accordance with generally accepted accounting principles ("GAAP"), this Management’s Discussion & Analysis contains certain non-GAAP financial measures.  We have presented these non-GAAP financial measures because we believe that it provides useful and comparative information to assess trends in our core operations and facilitates the comparison of our financial performance with the performance of our peers and the comparative years presented. We have excluded acquisition related costs, net losses on the sale of securities to increase our liquidity position for the acquisition of the Utah branches of Banner Bank, and the write-down of our deferred income tax assets due to the reduction in the Federal corporate income tax rate from revenues, non-interest income, and other earnings information, as we believe these items are not part of our core operations.

However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. For a reconciliation of these non-GAAP financial measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled non-GAAP measures as calculated by other companies. See “Financial Overview for the Years Ended December 31, 2017 and 2016” for more detailed information about our financial performance.

Non-GAAP Financial Measures

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2017	2016	2015
Revenue from Core Operations
Net interest income (GAAP)	$80,638	$69,881	$61,640
Total non-interest income	16,560	16,788	16,004
Total GAAP revenues	97,198	86,669	77,644
Exclude net loss on sale of investment securities	499	-	-
Revenue from core operations (non-GAAP)	$97,697	$86,669	$77,644

Non-interest Income from Core Operations
Total non-interest income (GAAP)	$16,560	$16,788	$16,004
Exclude net loss on sale of investment securities	499	-	-
Non-interest income from core operations (non-GAAP)	$17,059	$16,788	$16,004

Non-interest Expense from Core Operations
Total non-interest expense (GAAP)	$58,125	$48,886	$46,768
Exclude acquisition-related costs	(4,784)	-	-
Non-interest expense from core operations (non-GAAP)	$53,341	$48,886	$46,768

Net Income from Core Operations
Net income (GAAP)	$19,846	$23,610	$19,614
Exclude net loss on sale of investment securities	499	-	-
Exclude acquisition-related costs	4,784	-	-
Exclude tax related benefit	(1,709)	-	-
Write down of deferred income tax assets (DTA)	4,729	-	-
Net income (non-GAAP)	$28,149	$23,610	$19,614

Non-GAAP Financial Measures (continued)

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2017	2016	2015
Acquisition Accounting Impact on Net Interest Margin
Net interest income (GAAP)	$80,638	$69,881	$61,640
Exclude discount accretion (premium amortization) on purchased loans	$5	$(570)	$(307)
Exclude premium amortization on acquired certificates of deposit ("CD")	$(230)	$(577)	$(578)
Net interest income before acquisition accounting impact (Non-GAAP)	$80,413	$68,734	$60,755

Average earning assets (GAAP)	$1,695,147	$1,516,139	$1,391,108
Exclude average net loan discount on acquired loans	$1,524	$1,296	$1,663
Average earning before acquired loan discount (Non-GAAP)	$1,696,671	$1,517,435	$1,392,771

Net interest margin ("NIM") (GAAP)	4.76%	4.61%	4.43%
Exclude impact on NIM from discount accretion	0.00%	-0.04%	-0.04%
Exclude impact on NIM from CD premium amortization	-0.02%	-0.04%	-0.02%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	4.74%	4.53%	4.37%

Selected Financial Ratios

Diluted earnings per share (GAAP)	$1.08	$1.30	$1.21
Diluted earnings per share (non-GAAP)	$1.53	$1.30	$1.21

Efficiency ratio (GAAP)	59.80%	56.41%	60.23%
Efficiency ratio (non-GAAP)	54.60%	56.41%	60.23%

Non-interest income to average assets (GAAP)	0.93%	1.05%	1.09%
Non-interest income to average assets (non-GAAP)	0.95%	1.05%	1.09%

Non-interest expense to average assets (GAAP)	3.25%	3.06%	3.18%
Non-interest expense to average assets (non-GAAP)	2.98%	3.06%	3.18%

Return on average assets (GAAP)	1.11%	1.48%	1.34%
Return on average assets (non-GAAP)	1.57%	1.48%	1.34%

Return on average equity (GAAP)	8.18%	10.68%	10.49%
Return on average equity (non-GAAP)	11.60%	10.68%	10.49%

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

	Years Ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$51,648	$589	1.14%	$42,858	$210	0.49%	$66,071	$163	0.25%
Securities: (1)
Taxable securities	281,938	4,738	1.68%	285,903	4,279	1.50%	257,480	3,947	1.53%
Non-taxable securities (2)	90,060	1,663	1.85%	89,647	1,655	1.85%	82,211	1,626	1.98%
Loans (3) (4)	1,269,365	76,965	6.06%	1,095,619	66,600	6.08%	983,294	58,861	5.99%
Non-marketable equity securities	2,136	25	1.17%	2,112	11	0.52%	2,052	4	0.19%
Total interest earning assets	1,695,147	$83,980	4.95%	1,516,139	$72,755	4.80%	1,391,108	$64,601	4.64%
Allowance for loan losses	(17,220)			(16,036)			(15,431)
Non-interest earning assets	109,883			98,095			93,265
Total average assets	$1,787,810			$1,598,198			$1,468,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$680,174	$1,783	0.26%	$607,714	$1,685	0.28%	$557,917	$1,553	0.28%
Money market accounts	183,142	433	0.24%	150,028	354	0.24%	143,766	326	0.23%
Certificates of deposit	161,852	1,059	0.65%	168,549	794	0.47%	188,433	1,076	0.57%
Total interest bearing deposits	1,025,168	3,275	0.32%	926,291	2,833	0.31%	890,116	2,955	0.33%
Short-term borrowings	7,462	67	0.90%	12,072	41	0.34%	2,607	6	0.23%
Total interest bearing liabilities	1,032,630	3,342	0.32%	938,363	2,874	0.31%	892,723	2,961	0.33%
Non-interest bearing deposits	501,761			426,487			379,468
Total funding	1,534,391	3,342	0.22%	1,364,850	2,874	0.21%	1,272,191	2,961	0.23%
Other non-interest bearing liabilities	10,660			12,304			9,862
Shareholders’ equity	242,759			221,044			186,889
Total average liabilities and shareholders’ equity	$1,787,810			$1,598,198			$1,468,942
Net interest income		$80,638			$69,881			$61,640
Interest rate spread			4.63%			4.49%			4.31%
Net interest margin (5)			4.76%			4.61%			4.43%
(1)

Excludes average unrealized gains (losses) of $(1.1) million, $1.2 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively which are included in non-interest earning assets.

(2)

The average yield does not include the federal tax benefits at an assumed rate of 35% related to income earned on tax-exempt municipal securities totaling $896,000, $893,000 and $875,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Loan interest income includes loan fees of $6.4 million, $6.1 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(4)

Average loans do not include average non-accrual loans of $5.6 million, $5.5 million and $8.0 million for years ended December 31, 2017, 2016 and 2015, respectively, which are included in non-interest earning assets.

(5)	Net interest margin is computed by dividing net interest income by average interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$51	$328	$379	$(72)	$119	$47
Taxable securities	(60)	519	459	427	(95)	332
Non-taxable securities	8	-	8	141	(112)	29
Loans	10,535	(170)	10,365	6,816	923	7,739
Federal Home Loan Bank stock	-	14	14	-	7	7
Total interest income	10,534	691	11,225	7,312	842	8,154
Interest expense:
Demand and savings accounts	193	(95)	98	138	(6)	132
Money market accounts	78	1	79	14	14	28
Certificates of deposit	(33)	298	265	(106)	(176)	(282)
Short-term borrowings	(21)	47	26	31	4	35
Total interest expense	217	251	468	77	(164)	(87)
Net interest income	$10,317	$440	$10,757	$7,235	$1,006	$8,241
Net interest income increased $10.8 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in interest income was driven by organic loan growth, $362 million of loans purchased from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and improved loan and investment securities yields, offset by higher cost of funds from interest-bearing deposits.

Net interest income increased $8.2 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in interest income was primarily driven by increased volume on loans and improved loan yields, offset by lower yields on investment securities. Additionally, lower deposit cost of funds offset the additional interest expense resulting from deposit growth.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$83,980	$72,755	$11,225	15.4%
Interest expense	3,342	2,874	468	16.3%
Net interest income	80,638	69,881	10,757	15.4%
Provision for loan losses	2,750	900	1,850	205.6%
Net interest income after provision for loan losses	77,888	68,981	8,907	12.9%
Non-interest income	16,560	16,788	(228)	(1.4)%
Non-interest expense	58,125	48,886	9,239	18.9%
Income before income tax expense	36,323	36,883	(560)	(1.5)%
Income tax expense	16,477	13,273	3,204	24.1%
Net income	$19,846	$23,610	$(3,764)	(15.9)%

Net Income. Our net income declined by $3.8 million to $19.8 million for the year ended December 31, 2017 compared with $23.6 million for the same period in 2016 due to two large non-recurring items. The Company recorded $4.8 million in non-recurring acquisition-related costs for the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  In addition, the Company recorded additional income tax expense of $4.7 million related to the write-down of deferred income tax assets due to the reduction in the Federal corporate income tax rate. The Federal government signed into law the Tax Cuts and Jobs Act (the “Act”), which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individual and businesses.  For businesses, the Act reduces the federal corporate tax rate from a maximum of 35% to a flat rate of 21%.  The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of 2017.

Net Interest Income and Net Interest Margin. Net interest income grew 15.4%, or $10.8 million, to $80.6 million compared with $69.9 million for all of 2016.  The increase is primarily the result of average earning assets growing 11.8%, or $179 million, and yields on interest earning assets increasing 15 basis points for the same comparable periods to 4.95% for all of 2017. This contributed to a higher net interest margin of 4.76% for the year ended 2017 compared with 4.61% for all of 2016.  The cost of funding our earning assets increased to 0.32% in 2017 from 0.31% in 2016 because of higher rates paid on deposits.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2017 was $2.8 million compared with $0.9 million for the same period in 2016. The Company incurred net charge-offs of $1.2 million for the year ended 2017 compared with net recoveries of $0.3 million for all of 2016.  The increase in the provision for loan losses in 2017 compared to 2016 is primarily due to growth in total outstanding loans as well as an increase in net charge-offs.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$2,445	$2,181	$264	12.1%
Card processing	4,956	4,451	505	11.3%
Mortgage banking	7,536	8,478	(942)	(11.1)%
Net loss on sale of investment securities	(499)	(91)	(408)	448.4%
Other operating	2,122	1,769	353	20.0%
Total non-interest income	$16,560	$16,788	$(228)	(1.4)%

Non-interest income was $16.6 million for the year ended December 31, 2017 compared with $16.8 million for all of 2016.  The decrease was the result of lower mortgage banking income of $0.9 million and $0.5 million loss on sale of $80.4 million of investment securities, which were sold to raise liquidity to fund the purchase of net assets from the acquisition of the Utah branches of Banner Bank.  The decline was offset by higher card processing fees and service charges on deposit accounts.  We expect that mortgage banking income will continue to decline in the future as we expect interest rates on mortgage loans to increase, which we anticipate will result in lower mortgage loan originations.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$34,392	$31,441	$2,951	9.4%
Occupancy, equipment and depreciation	4,827	4,296	531	12.4%
Data processing	2,798	2,866	(68)	(2.4)%
FDIC premiums	572	631	(59)	(9.4)%
Card processing	2,166	2,178	(12)	(0.6)%
Marketing and advertising	1,381	1,044	337	32.3%
Acquisition-related costs	4,784	-	4,784	NM
Other	7,205	6,430	775	12.1%
Total non-interest expense	$58,125	$48,886	$9,239	18.9%

For the year ended 2017, noninterest expense was $58.1 million compared with $48.9 million for all of 2016.  The increase was primarily due to $4.8 million in non-recurring costs associated with the acquisition of the Utah branches of Banner Bank and merger of Town & Country Bank.  In addition, noninterest expense for all of 2017 increased as a result of $3.0 million of higher salaries and employee benefits due to salary increases to existing employees, new employees hired to support the Bank’s balance sheet growth, and the addition of employees retained from the acquisition of Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.5 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions

Income Tax Expense. We recorded tax provisions of $16.5 million for the year ended December 31, 2017 compared with $13.3 million for the year ended 2016.  The increase in income tax expense is due to a $4.7 million write-down on our deferred income tax assets resulting from the re-measurement of such assets due to the reduction in the Federal corporate income tax rate.  Excluding the one-time adjustment to the Company’s deferred income tax assets related to the write-down of our deferred income tax assets for tax benefits that we’re not expected to realize, the effective tax rate for the year ended 2017 was 32.3% compared with 36.0% for the same period a year earlier.  The lower effective tax rate in 2017 compared with 2016 is primarily due to tax benefits related to tax-deductible stock compensation expense and adjustments in the expected recoverability of certain tax credits.  We expect an effective tax rate, including State income taxes, of 25% for 2018.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income	$72,755	$64,601	$8,154	12.6%
Interest expense	2,874	2,961	(87)	(2.9)%
Net interest income	69,881	61,640	8,241	13.4%
Provision for loan losses	900	1,000	(100)	(10.0)%
Net interest income after provision for loan losses	68,981	60,640	8,341	13.8%
Non-interest income	16,788	16,004	784	4.9%
Non-interest expense	48,886	46,768	2,118	4.5%
Income before income tax expense	36,883	29,876	7,007	23.5%
Income tax expense	13,273	10,262	3,011	29.3%
Net income	$23,610	$19,614	$3,996	20.4%

Net Income. Our net income grew by $4.0 million to $23.6 million for the year ended December 31, 2016 as compared to $19.6 million for the same period in 2015. This was attributable principally to increases in net interest income of $8.2 million, non-interest income of $0.8 million, and a decline of $0.1 million in provision for loan loss. These increases to net income were offset by an increase of $2.1 million in non-interest expenses and a $3.0 million increase in income tax expense.

Net Interest Income and Net Interest Margin. The increase in net interest income for the year ended December 31, 2016 was primarily driven by interest earned on higher average balances in interest-earning assets attributable to internal growth. Interest expense for the year ended December 31, 2016 decreased $87,000 from the same period in 2015 due to lower deposit rates.

The yield on our average interest earning assets was 4.80% for the year ended December 31, 2016 compared to 4.64% for the same period in 2015.  This is primarily attributable to a higher loan yield of 6.08% in 2016 compared to 5.99% in 2015 and average loans representing a higher percentage of average earning assets in 2016 compared to 2015.

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

The provision for loan losses for the year ended December 31, 2016 was $0.9 million compared to $1.0 million for the same period in 2015. We experienced net loan recoveries in 2016 of $258,000 compared to net loans charged-off of $594,000 in 2015.  The decrease in the provision for loan losses in 2016 compared to 2015 is primarily due to net recoveries, lower loss rates experienced based on improvements in the quality of the loan portfolio compared to December 31, 2015, and offset by additional reserves on increases in average loan balances.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Service charges on deposit accounts	$2,181	$2,449	$(268)	(10.9)%
Card processing	4,451	4,250	201	4.7%
Mortgage banking	8,478	7,316	1,162	15.9%
Net loss on sale of investment securities	(91)	-	(91)	NM
Other operating	1,769	1,989	(220)	(11.1)%
Total non-interest income	$16,788	$16,004	$784	4.9%

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

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$31,441	$29,892	$1,549	5.2%
Occupancy, equipment and depreciation	4,296	3,953	343	8.7%
Data processing	2,866	2,831	35	1.2%
FDIC premiums	631	754	(123)	(16.3)%
Card processing	2,178	2,017	161	8.0%
Marketing and advertising	1,044	853	191	22.4%
Other	6,430	6,468	(38)	(0.6)%
Total non-interest expense	$48,886	$46,768	$2,118	4.5%

Salaries and employee benefits of $31.4 million in the year ended December 31, 2016 represents 64.2% of our total non-interest expense, and increased 5.2% compared to the same period in 2015. This increase primarily resulted from an increase of nine average full-time equivalent new hires, salary increases, and variable compensation costs to support our balance sheet and income growth and an expansion of our leasing division.

Occupancy, equipment and depreciation expenses increased during 2016 primarily because of the loss of a sub lessee’s rental income.  We also experienced increases in our marketing, advertising, and card processing expenses primarily from expanding our marketing efforts and costs associated with higher card processing income.

Provision for Income Taxes. We recorded tax provisions of $13.3 million for the year ended December 31, 2016 compared to $10.3 million for the same period in 2015. Our effective tax rate was approximately 36.0% for 2016 and 34.3% for the same period in 2015. Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits and state income taxes. As of December 31, 2016, the Company had an uncertain tax position of $200,000 related to the rehabilitation credit recorded in 2015.  This uncertain tax position was resolved in 2017 in the Company’s favor.

Financial Condition

Total assets grew $458 million, or 27.5%, to $2.1 billion at December 31, 2017 compared with $1.7 billion at December 31, 2016.  Loans held for investment increased $507 million, or 45.3%, to $1.6 billion at December 31, 2017 compared with $1.1 billion at December 31, 2016.  Total deposits increased $390 million, or 27.3%, to $1.81 billion at December 31, 2017 compared with $1.43 billion at December 31, 2016. Total assets acquired in the acquisition of the Utah branches of Banner Bank and the merger of Town & Country Bank were $417 million, which includes total loans acquired net of discounts of $362 million.  Total liabilities assumed were $290 million, which includes total deposits assumed net of premiums of $284 million.  The remaining increase in total assets, loans held for investment, and deposits was a result of organic growth.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Loans held for sale	$10,871	$20,826	$17,947	$12,272	$13,555
Loans held for investment:
Commercial real estate loans:
Real estate term	784,148	582,029	577,804	521,536	455,827
Construction and land development	369,590	240,120	179,664	155,117	136,610
Total commercial real estate loans	1,153,738	822,149	757,468	676,653	592,437
Commercial and industrial	294,085	213,260	208,277	178,116	142,562
Consumer loans:
Residential and home equity	158,591	72,959	71,169	73,515	82,703
Consumer and other	25,591	15,678	14,945	15,421	15,238
Total consumer loans	184,182	88,637	86,114	88,936	97,941
Gross loans held for investment	1,632,005	1,124,046	1,051,859	943,705	832,940
Net deferred loan fees	(4,561)	(4,169)	(3,884)	(3,248)	(2,223)
Loans held for investment	1,627,444	1,119,877	1,047,975	940,457	830,717
Allowance for loan losses	(18,303)	(16,715)	(15,557)	(15,151)	(14,390)
Loans held for investment, net	$1,609,141	$1,103,162	$1,032,418	$925,306	$816,327

	December 31,
(Percentage of gross loans held for investment)	2017	2016	2015	2014	2013
Loans held for investment:
Commercial real estate loans:
Real estate term	48.1%	51.7%	54.9%	55.3%	54.7%
Construction and land development	22.6%	21.4%	17.1%	16.4%	16.4%
Total commercial real estate loans	70.7%	73.1%	72.0%	71.7%	71.1%
Commercial and industrial	18.0%	19.0%	19.8%	18.9%	17.1%
Consumer loans:
Residential and home equity	9.7%	6.5%	6.8%	7.8%	10.0%
Consumer and other	1.6%	1.4%	1.4%	1.6%	1.8%
Total consumer loans	11.3%	7.9%	8.2%	9.4%	11.8%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

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

Contractual maturities as of December 31, 2017 are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$71,228		$229,416	$483,504	$784,148	$125,773	$587,147
Construction and land development	315,769		35,061	18,760	369,590	19,256	34,565
Total commercial real estate loans	386,997		264,477	502,264	1,153,738	145,029	621,712
Commercial and industrial	123,066		118,093	52,926	294,085	100,445	70,574
Consumer loans:
Residential and home equity	23,983		33,213	101,395	158,591	20,060	114,548
Consumer and other	13,005		9,375	3,211	25,591	9,428	3,158
Total consumer loans	36,988		42,588	104,606	184,182	29,488	117,706
Gross loans held for investment	$547,051	(1)	$425,158	$659,796	$1,632,005	$274,962	$809,992	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.36 billion or 83.2% of total loans at December 31, 2017.

Concentrations. As of December 31, 2017, in management’s judgment, a concentration of loans existed in real estate related loans. As of that date, real estate related loans comprised 80.4% of gross loans held for investment, of which 48.1% are commercial real estate loans, 22.6% are construction and land development loans, and 9.7% are residential and home equity loans. Compared to the concentrations as of December 31, 2016, we experienced a decrease in commercial real estate loans of 2.4%, an increase in construction and land development loans of 1.2% and an increase in residential and home equity loans of 3.2%.  We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.  Within our real estate term portfolio, our largest concentration is in the category of office space representing $385.2 million or 23.6% of total gross loans held for investment.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	December 31,
(Dollars in thousands, except footnotes)	2017	2016	2015	2014	2013
Non-accrual loans, not troubled-debt restructured
Real estate term	$644	$2,386	$2,961	$1,465	$3,943
Construction and land development	355	378	56	578	2,625
Commercial and industrial	1,578	1,211	1,176	1,787	2,147
Residential and home equity	-	142	631	428	612
Consumer and other	-	14	88	63	123
Total non-accrual, not troubled-debt restructured loans	2,577	4,131	4,912	4,321	9,450
Troubled-debt restructured loans non-accrual
Real estate term	-	808	1,153	1,106	4,801
Construction and land development	296	396	1,329	933	1,417
Commercial and industrial	-	-	21	1,200	-
Residential and home equity	-	-	-	289	1,138
Consumer and other	-	-	-	-	-
Total troubled-debt restructured, non-accrual loans	296	1,204	2,503	3,528	7,356
Total non-accrual loans (1)	2,873	5,335	7,415	7,849	16,806
Accruing loans past due 90 days or more	1	22	3	15	7
Total non-performing loans (NPL)	2,874	5,357	7,418	7,864	16,813
OREO	994	245	568	1,673	4,092
Total non-performing assets (NPA) (2)	$3,868	$5,602	$7,986	$9,537	$20,905

Accruing troubled debt restructured loans	$3,307	$5,572	$7,049	$8,399	$7,393
Non-accrual troubled debt restructured loans	296	1,204	2,503	3,528	7,356
Total troubled debt restructured loans	$3,603	$6,776	$9,552	$11,927	$14,749
Selected ratios:
NPL to total loans held for investment, net	0.18%	0.49%	0.72%	0.84%	2.03%
NPA to total assets	0.18%	0.34%	0.51%	0.70%	1.61%
(1)

We estimate that approximately $185,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2017 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2017, non-performing assets had not been reduced by U.S. government guarantees of $206,647.

Impaired Loans. Impaired loans are loans for which it is probable that we will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. We measure impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in either loan terms or below-market interest rate to the debtor that we would not otherwise consider. Total outstanding TDR loans were $3.6 million and $6.8 million as of December 31, 2017 and 2016, respectively. TDR loans that are designated as non-accrual were $296,000 and $1.2 million as of December 31, 2017 and 2016, respectively.  Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$245	$568
Additions	1,419	482
Write-downs	-	(53)
Sales	(670)	(752)
Balance, end of period	$994	$245

Allowance for Loan Losses

We maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. Our ALLL is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

Our ALLL is increased by charges to income and decreased by charge-offs (net of recoveries). While we use available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years.

The ALLL consists of general and specific components. The specific component relates to loans determined to be impaired that are individually evaluated for impairment. For loans individually evaluated for impairment, an allowance is established when the carrying value of the loan is higher than discounted cash flows, or the fair value of the collateral if the loan is collateral-dependent. The general component covers all loans not individually evaluated for impairment and are based on historical loss experience adjusted for qualitative factors. Various qualitative factors are considered including changes to underwriting policies, loan concentrations, volume and mix of loans, size and complexity of individual credits, locations of credits and new market areas, changes in local and national economic conditions, and trends in past due, non-accrual and classified loan balances.

The following table sets forth the activity in our ALLL for the periods indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses:
Beginning balance	$16,715	$15,557	$15,151	$14,390	$13,706
Loans charged off:
Real estate term	(350)	(17)	(32)	(705)	(270)
Construction and land development	-	-	(396)	(26)	(772)
Commercial and industrial	(1,098)	(1,511)	(350)	(949)	-
Residential and home equity	(359)	(6)	-	(16)	(57)
Consumer and other	(231)	(240)	(281)	(356)	(197)
Total	(2,038)	(1,774)	(1,059)	(2,052)	(1,296)
Recoveries:
Real estate term	219	621	80	498	45
Construction and land development	129	652	46	365	70
Commercial and industrial	271	441	191	91	133
Residential and home equity	151	92	67	37	35
Consumer and other	106	226	81	122	197
Total	876	2,032	465	1,113	480
Net loan recoveries (charged off)	(1,162)	258	(594)	(939)	(816)
Provision for loan losses	2,750	900	1,000	1,700	1,500
Ending balance	$18,303	$16,715	$15,557	$15,151	$14,390
Gross loans held for investment	$1,632,005	$1,124,046	$1,051,859	$943,705	$832,940
Average loans	1,269,365	1,095,619	983,294	861,785	648,025
Non-performing loans	2,874	5,357	7,418	7,864	16,813
Selected ratios:
Net charge-offs to average loans	0.09%	-0.02%	0.06%	0.11%	0.13%
Provision for loan losses to average loans	0.22%	0.08%	0.10%	0.20%	0.23%
Allowance for loan losses to gross loans held for investment	1.12%	1.49%	1.48%	1.61%	1.73%

The decrease in ALLL as a percentage of total loans from 2013 to 2016 is attributable to overall improvement in the credit quality of the underlying loan portfolio. The decrease in ALLL as a percentage of total loans in 2017 compared to 2016 is principally related to the accounting for loans acquired in the Banner Utah branch and Town & Country Bank acquisitions.  In accordance with GAAP for business combinations, the ALLL originally associated with acquired loans are eliminated and the loans are recorded in loans held for investment at fair value, including an estimation of life of loan credit losses or credit mark.

Our construction and land development portfolio reflects some borrower concentration risk, and also carries enhanced risks encountered with construction loans generally. We also finance contractors on a speculative basis. Construction and land development loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to generate cash to service the loan, and the value of the collateral depends on project completion when market conditions may have changed.

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

The following table indicates management’s allocation of the ALLL by loan type as of each of the following dates:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial real estate loans:
Real estate term	$6,706	$6,770	$6,783	$5,181	$7,268
Construction and land development	6,309	5,449	3,984	4,425	2,915
Total commercial real estate loans	13,015	12,219	10,767	9,606	10,183
Commercial and industrial	4,314	3,718	3,941	4,608	3,105
Consumer loans:
Residential and home equity	815	617	603	671	838
Consumer and other	159	161	246	266	264
Total consumer loans	974	778	849	937	1,102
Total	$18,303	$16,715	$15,557	$15,151	$14,390

Investments

The carrying value of our investment securities totaled $337.7 million, $409.1 million and $398.6 million as of December 31, 2017, 2016 and 2015, respectively. The decrease in investment securities in 2017 compared to 2016 is related to the sale of investment securities in connection with the acquisition of the Utah branches of Banner Bank.  Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. As of December 31, 2017, we held no investment securities from any issuer, which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015
Available for sale securities:
U.S. Government agencies	$48,504	$118,603	$103,990
Municipal securities	13,454	25,519	37,730
Mortgage-backed securities	195,262	181,821	181,386
Corporate securities	5,836	9,666	9,630
Total	263,056	335,609	332,736
Held to maturity securities:
Municipal securities	74,654	73,512	63,650
Other securities	-	-	2,232
Total	74,654	73,512	65,882
Total investment securities	$337,710	$409,121	$398,618

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities at amortized cost as of December 31, 2017:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$-	0.00%	$44,103	1.44%	$4,847	2.46%	$-	0.00%	$48,950	1.54%
Municipal securities	2,969	3.63%	6,202	2.85%	3,848	2.08%	291	2.51%	13,310	2.79%
Mortgage-backed securities	4	4.06%	12,930	1.77%	58,706	1.70%	126,460	2.34%	198,100	2.12%
Other securities	-	0.00%	-	0.00%	5,000	3.35%	500	0.00%	5,500	3.35%
Total	2,973	3.63%	63,235	1.64%	72,401	1.89%	127,251	2.33%	265,860	2.07%
Held to maturity securities:
Municipal securities	7,554	1.27%	44,502	1.64%	16,266	1.97%	6,332	2.33%	74,654	1.73%
Other securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	7,554	1.27%	44,502	1.64%	16,266	1.97%	6,332	2.33%	74,654	1.73%
Total investment securities	$10,527	1.94%	$107,737	1.64%	$88,667	1.90%	$133,583	2.33%	$340,514	2.00%

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

Deposits

Total deposits were $1.81 billion, $1.43 billion and $1.31 billion as of December 31, 2017, 2016 and 2015, respectively. The increase in total deposits is attributed primarily to the acquisition of the Utah branches of Banner Bank and the merger of Town & Country Bank, our growth in existing markets, and entering into new markets. Non-interest bearing demand deposits increased to $641.1 million, or 35.3% of total deposits as of December 31, 2017, from $443.1 million or 31.1% as of December 31, 2016 and $408.5 million or 31.2% as of December 31, 2015. Interest bearing deposits are comprised of money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$501,761	0.00%	$426,487	0.00%	$379,468	0.00%
Interest bearing deposits:
Interest bearing demand and savings	680,174	0.26%	607,714	0.28%	557,917	0.28%
Money market	183,142	0.24%	150,028	0.24%	143,766	0.23%
Certificates of deposit	161,852	0.65%	168,549	0.47%	188,433	0.57%
Total interest bearing deposits	1,025,168	0.32%	926,291	0.31%	890,116	0.33%
Total average deposits	$1,526,929	0.21%	$1,352,778	0.21%	$1,269,584	0.23%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average rate for interest bearing deposits has increased from 0.31% in 2016 to 0.32% in 2017.  In a rising rate environment, it is likely the cost of interest bearing deposits will continue to rise in future periods.

Shareholders’ Equity

As of December 31, 2017, our shareholders’ equity totaled $257.4 million, an increase of $28.9 million or 12.6%, since December 31, 2016. The increase in shareholders’ equity for the year ended December 31, 2017 resulted primarily from net income of $19.8 million for the year ended December 31, 2017, $14.0 million from the issuance of common shares related to the Town & Country Bank merger, stock options exercised of $1.4 million, less dividends declared during 2017 of $6.1 million.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Dividends declared during 2017 represented a dividend payout ratio of 30.8% of net income for the year ended December 31, 2017.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Capital Resources

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of 8.0%.

The following table sets forth our capital ratios.

	Basel III	PUB
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2017	2016
CET1 risk-based capital ratio	6.50%	13.51%	18.93%
Tier 1 risk-based capital	8.00%	13.51%	18.93%
Total risk-based capital	10.00%	14.67%	20.19%
Tier 1 leverage capital ratio	5.00%	11.46%	13.71%

PUB and the Bank were well-capitalized as of December 31, 2017 and 2016 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2017:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$637,029	$434,406	$95,002	$13,520	$94,101
Standby letters of credit	27,943	27,943	-	-	-
Credit cards	24,949	24,949	-	-	-
Operating leases	3,538	729	1,311	1,240	258
Total	$693,459	$488,027	$96,313	$14,760	$94,359

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2017:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$205,844	$113,347	$52,257	$32,018	$8,222
Deposits without stated maturity	1,608,788	1,608,788	-	-	-
Short-term borrowings	40,000	40,000	-	-	-
Total	$1,854,632	$1,762,135	$52,257	$32,018	$8,222

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have the following borrowing lines available at December 31, 2017:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(Dollars in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Funds	$25,000	$25,000	$-	$25,000	$-
Federal Home Loan Bank	480,203	480,203	40,000	$440,203	664,790
Federal Reserve	20,780	20,780	-	$20,780	21,326
	$525,983	$525,983	$40,000	$485,983	$686,116

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  We have $182.0 million in investment securities and $504.1 million in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

We have outstanding short-term borrowings of $40 million under the credit lines described in the above table as of December 31, 2017.  Based on favorable interest rates on our credit lines and our anticipation that the decrease in deposits was short-term, we utilized our credit lines with the Federal Home Loan Bank (“FHLB”) to meet our short-term loan funding requirements as of December 31, 2017.  Historically, we have had a decline in deposit balances in the fourth quarter and the beginning of the year, with a subsequent increase in deposit balances by the end of the first quarter.   On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

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

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans and purchases and sales of investment securities. As of December 31, 2017, we had outstanding loan and credit card commitments of $662.0 million and outstanding letters of credit of $27.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2017, 2016 and 2015, deposits increased $389.6 million, $115.9 million and $110.0 million respectively.  For the year ended December 31, 2017, $284.1 million of the $389.6 million increase in deposits was related to the acquisition of the Utah Branches of Banner Bank and the merger of Town & Country Bank.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 basis points. As of the periods presented, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Our sensitivity of net interest income as of December 31, 2017 is as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$86,734	2.92%	5.07%	0.44%
Up 200 basis points	85,878	1.90%	4.92%	0.29%
Up 100 basis points	85,048	0.91%	4.77%	0.14%
BASE	84,277	0.00%	4.63%	0.00%
Down 100 basis points	82,769	(1.79)%	4.39%	(0.24)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

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

Our gap analysis as of December 31, 2017 is as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Cash and due from banks	$7,471	$-	$-	$-	$-	$7,471
Federal funds sold	1,635	-	-	-	-	1,635
Investment securities	7,842	13,013	64,783	251,499	573	337,710
Loans	667,648	218,285	434,498	299,581	-	1,620,012
Total interest bearing assets	684,596	231,298	499,281	551,080	573	1,966,828
Interest bearing liabilities:
Interest bearing demand and savings	739,439	-	-	-	-	739,439
Money market	230,845	-	-	-	-	230,845
Certificates of deposit	39,556	75,929	50,247	40,111	-	205,843
Short-term borrowings	40,000	-	-	-	-	40,000
Total interest bearing liabilities	1,049,840	75,929	50,247	40,111	-	1,216,127
Period gap	$(365,244)	$155,369	$449,034	$510,969	$573	$750,701

Cumulative interest earning assets	$684,596	$915,894	$1,415,175	$1,966,255	$1,966,828
Cumulative interest bearing liabilities	1,049,840	1,125,769	1,176,016	1,216,127	1,216,127
Cumulative gap	(365,244)	(209,875)	239,159	750,128	750,701
Cumulative interest earning assets to cumulative interest bearing liabilities	65.21%	81.36%	120.34%	161.68%	161.73%
Cumulative gap as a percent of:
Total assets	(17.20)%	(9.88)%	11.26%	35.32%	35.35%
Interest earning assets	(53.35)%	(22.91)%	16.90%	38.15%	38.17%

As of December 31, 2017, we had $915.9 million in assets, and $1.1 billion in liabilities re-pricing within one year. This means that more of our interest rate sensitive liabilities will change to the then-current rate than our interest rate sensitive assets (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year as of December 31, 2017 is 67.79%. This analysis indicates that if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

Item 8. Financial Statements and Supplemental Data

Audited consolidated financial statements and related documents required by this item are included in the Annual Report on Form 10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

People’s Utah Bancorp

Management of People’s Utah Bancorp is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange act of 1934.  The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2017.

Tanner LLC, the independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2017 that appears on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of People’s Utah Bancorp:

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of People’s Utah Bancorp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and supplementary data listed in the index (collectively referred to as the “financial statements”).  We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ TANNER LLC

Salt Lake City, Utah

March 15, 2018

We have served as the Company’s auditor since 2006

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,235	$26,524
Interest bearing deposits	13,158	37,958
Federal funds sold	1,634	3,456
Total cash and cash equivalents	51,027	67,938
Investment securities:
Available for sale, at fair value	263,056	335,609
Held to maturity, at historical cost	74,654	73,512
Total investment securities	337,710	409,121
Non-marketable equity securities	3,706	1,827
Loans held for sale	10,871	20,826
Loans:
Loans held for investment	1,627,444	1,119,877
Allowance for loan losses	(18,303)	(16,715)
Total loans held for investment, net	1,609,141	1,103,162
Premises and equipment, net	30,399	21,926
Goodwill	26,008	-
Bank-owned life insurance	23,566	19,714
Deferred income tax assets	8,827	9,799
Accrued interest receivable	7,594	5,557
Other intangibles	3,854	581
Other real estate owned	994	245
Other assets	9,832	5,285
Total assets	$2,123,529	$1,665,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$641,124	$443,100
Interest bearing deposits	1,173,508	981,974
Total deposits	1,814,632	1,425,074
Short-term borrowings	40,000	3,199
Accrued interest payable	353	305
Other liabilities	11,126	8,886
Total liabilities	1,866,111	1,437,464
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,511,797 and 17,819,538 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	185	178
Additional paid-in capital	84,532	68,657
Retained earnings	174,804	160,692
Accumulated other comprehensive income (loss)	(2,103)	(1,010)
Total shareholders’ equity	257,418	228,517
Total liabilities and shareholders’ equity	$2,123,529	$1,665,981

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2017	2016	2015
Interest income
Interest and fees on loans	$76,965	$66,600	$58,861
Interest and dividends on investments	7,015	6,155	5,740
Total interest income	83,980	72,755	64,601
Interest expense	3,342	2,874	2,961
Net interest income	80,638	69,881	61,640
Provision for loan losses	2,750	900	1,000
Net interest income after provision for loan losses	77,888	68,981	60,640
Non-interest income
Service charges on deposit accounts	2,445	2,181	2,449
Card processing	4,956	4,451	4,250
Mortgage banking	7,536	8,478	7,316
Net loss on sale of investment securities	(499)	(91)	-
Other operating	2,122	1,769	1,989
Total non-interest income	16,560	16,788	16,004
Non-interest expense
Salaries and employee benefits	34,392	31,441	29,892
Occupancy, equipment and depreciation	4,827	4,296	3,953
Data processing	2,798	2,866	2,831
FDIC premiums	572	631	754
Card processing	2,166	2,178	2,017
Marketing and advertising	1,381	1,044	853
Acquisition-related costs	4,784	-	-
Other	7,205	6,430	6,468
Total non-interest expense	58,125	48,886	46,768
Income before income tax expense	36,323	36,883	29,876
Income tax expense	16,477	13,273	10,262
Net income	$19,846	$23,610	$19,614
Earnings per common share:
Basic	$1.10	$1.33	$1.21
Diluted	$1.08	$1.30	$1.17
Weighted average common shares outstanding:
Basic	18,019,643	17,732,920	16,258,424
Diluted	18,447,621	18,214,924	16,829,205

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income	$19,846	$23,610	$19,614
Other comprehensive income
Unrealized holding losses on securities available for sale	(1,168)	(1,104)	(1,781)
Tax effect	447	423	673
Unrealized holding losses on securities available for sale, net of tax	(721)	(681)	(1,108)
Comprehensive income	$19,125	$22,929	$18,506

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2015	14,758,121	$148	$31,137	$125,595	$779	$157,659
Comprehensive income	-	-	-	19,614	(1,108)	18,506
Cash dividends declared ($0.18 per share)	-	-	-	(2,986)	-	(2,986)
Issuance of common shares	2,657,000	27	34,870	-	-	34,897
Share-based compensation			485	-	-	485
Exercise of stock options	152,033	1	846	-	-	847
Balance as of December 31, 2015	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Comprehensive income	-	-	-	23,610	(681)	22,929
Cash dividends declared ($0.29 per share)	-	-	-	(5,141)	-	(5,141)
Share-based compensation	-	-	544	-	-	544
Exercise of stock options	252,384	2	775	-	-	777
Balance as of December 31, 2016	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	-	-	-	19,846	(721)	19,125
Cash dividends declared ($0.34 per share)	-	-	-	(6,106)	-	(6,106)
Share-based compensation	-	-	510	-	-	510
Reclassification of deferred tax rate change related to AOCI	-	-	-	372	(372)	-
Issuance of common shares	466,546	5	13,972	-	-	13,977
Exercise of stock options and vested restricted stock units	225,713	2	1,393	-	-	1,395
Balance as of December 31, 2017	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$19,846	$23,610	$19,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,750	900	1,000
Depreciation and amortization	2,612	2,527	2,552
Deferred income taxes	3,990	(771)	(250)
Net amortization of securities discounts and premiums	2,822	3,080	3,174
Other	(61)	423	364
Gain on sale of loans held for sale	(5,459)	(6,341)	(5,247)
Originations of loans held for sale	(233,055)	(278,083)	(229,708)
Proceeds from sale of loans held for sale	248,469	281,545	229,280
Net changes in:
Accrued interest receivable	(2,037)	210	(514)
Other assets	1,551	(219)	(1,042)
Accrued interest payable	48	(9)	(29)
Other liabilities	(4,062)	(985)	3,543
Net cash provided by operating activities	37,414	25,887	22,737
Cash flows from investing activities:
Net cash used in acquisition-related activities	(112,247)	-	-
Net change in loans held for investment	(148,032)	(72,126)	(108,112)
Purchase of available-for-sale securities	(68,425)	(153,853)	(167,397)
Purchase of held-to-maturity securities	(12,198)	(17,170)	(40,535)
Maturities/sales of available-for-sale securities	147,351	147,413	125,736
Maturities of held-to-maturity securities	10,278	8,923	9,461
Purchase of bank-owned life insurance	-	-	(12,157)
Purchase of premises and equipment	(7,339)	(2,345)	(3,028)
Sale of other real estate owned, net of improvements	587	923	1,206
Net change of non-marketable equity securities	(1,879)	417	384
Net cash used in investing activities	(191,904)	(87,818)	(194,442)
Cash flows from financing activities:
Net increase in deposits	105,489	115,889	109,952
Issuance of common shares	-	-	34,897
Exercise of stock options	1,395	777	847
Net change in short-term borrowings	36,801	(24,005)	25,708
Cash dividends paid	(6,106)	(5,141)	(5,052)
Net cash provided by financing activities	137,579	87,520	166,352
Net change in cash and cash equivalents	(16,911)	25,589	(5,353)
Cash and cash equivalents, beginning of year	67,938	42,349	47,702
Cash and cash equivalents, end of year	$51,027	$67,938	$42,349
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,294	$2,552	$2,670
Income taxes paid	$13,429	$13,963	$10,192
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$1,419	$482	$-
Dividends declared but not paid	$-	$-	$-
Unrealized losses on securities available for sale	$(1,168)	$(1,104)	$(1,781)
Acquisitions:
Assets acquired	$416,595	$-	$-
Liabilities assumed	$290,371	$-	$-

See accompanying notes to the consolidated financial statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly-owned banking subsidiary, People’s Intermountain Bank (“PIB or the “Bank”), which was organized in 1913.  The Bank is a Utah State chartered bank.  The Bank operates under the jurisdiction of the Utah Department of Financial Institutions, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System; however, PUB is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of the Bank. Both PUB and the Bank are subject to periodic examination by all of the applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and individuals.  Products and services are offered primarily through 25 retail branches located throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; a leasing division, GrowthFunding Equipment Finance; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The consolidated financial statements include the accounts of the Company together with its subsidiary. All intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALLL”), the determination of the fair value of certain financial instruments, the valuation of real estate acquired through foreclosure, deferred income tax assets, and share-based compensation.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Business Combinations — Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at fair value on the acquisition date.  The excess purchase consideration over fair value of net assets acquired is recorded as goodwill.  Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

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

Investment securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  As the fair value of AFS securities changes, the changes are reported (net of tax, if applicable) in comprehensive income and as an element of accumulated other comprehensive income/loss (“AOCI”) in shareholder’s equity. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

When the estimated fair value of a security is lower than the book value, a security is considered to be temporarily impaired.  On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary.  If there is intent to sell the security, or if the Company will be required to sell the security, or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired (“OTTI”) and impairment is recognized.  The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in AOCI.

Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is OTTI.  Certain factors considered include, but are not limited to: (a) the length of time and the extent to which the security has been in an unrealized loss position, (b) changes in the financial condition of the issuer, (c) the payment structure of debt securities, (d) adverse changes in ratings issued by rating agencies, (e) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest income is recognized based on the coupon rate, and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid.  The amortization of premiums or the accretion of discounts are recognized in interest income using the effective interest method over the period of maturity.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Loans held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

Impaired loans — The Company considers loans impaired when, based on current information and events, it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Such loans are generally classified as Substandard or Doubtful loans (see Note 3). Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are recorded to provision for loan losses and as adjustments to the ALLL.

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

Acquired loans - Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.  Should the Company’s allowance for credit losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan losses.  At the time of an acquisition, the Company evaluates loans to determine if they are purchase credit impaired (“PCI”) loans. PCI loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual payments. The Company makes this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. Credit discounts on PCI loans are not accreted to interest income. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

Allowance for loan losses — Credit risk is inherent in the business of extending loans and leases to borrowers.  Normally, this credit risk is addressed through a valuation allowance termed ALLL.  The ALLL represents a creditor’s estimate of loan losses inherent within the loan portfolio at each balance sheet date.  Netted against the outstanding loan balance, this allowance reduces the balance to the creditor’s estimate of what will be collected from borrowers.  The ALLL is established through charges to current period earnings by recording a provision for loan losses.  When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ALLL.  Should payments be received on charged-off loans, the payment is credited to the allowance as a recovery.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Charge-offs of loans are generally processed by policy as well as by regulatory guidance.  Secured consumer loans, including residential real estate loans, that are 120 days past due, are written down to the fair value of the collateral.  Unsecured loans are charged-off once the loan is 120 days past due.  Decisions on when to charge-off commercial loans and loans secured by commercial real estate are made on an individual basis rather than length of delinquency, though it is a factor in the decision.  The financial resources of the borrower and/or guarantor and the nature and value of any collateral are other factors considered.

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

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings but is limited by the amount of goodwill allocated to that reporting unit.

Other Intangible Assets — Other intangible assets consists primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful life of such deposits. These assets are reviewed at least annually for events or circumstances that could impact their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Mortgage and Other Servicing Rights — Mortgage and other servicing rights are recognized as separate assets when rights are acquired through purchase of such rights or through the sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For loans sold, the value of the servicing rights are estimated and capitalized. Fair value is based on market prices for comparable servicing rights contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Income taxes — Deferred income tax assets and deferred income tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets.  Judgments and tax strategies are subject to audit by various taxing authorities.  While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial positions, result of operations, or cash flows.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Earnings per common share have been computed based on the following:

	Year ended December 31,
(Dollars in thousands, except share and per share data)	2017	2016	2015
Numerator
Net income	$19,846	$23,610	$19,614
Denominator
Weighted-average number of common shares outstanding	18,019,643	17,732,920	16,258,424
Incremental shares assumed for stock options and RSUs	427,978	482,004	570,781
Weighted-average number of dilutive shares outstanding	18,447,621	18,214,924	16,829,205
Basic earnings per common share	$1.10	$1.33	$1.21
Diluted earnings per common share	$1.08	$1.30	$1.17

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

Advertising costs — Advertising costs are expensed when incurred and totaled $1,381,000 in 2017, $1,044,000 in 2016, and $853,000 in 2015.

Impact of Recent Authoritative Accounting Guidance — The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard updates (“ASU”) to its ASC.  Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for us as an SEC registrant. All other accounting literature is non-authoritative.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income (“AOCI”) because of the reduction to the corporate income tax rate.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The FASB said that businesses and organization should apply the amendments either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate is recognized.  The Company has elected to early adopt this ASU.

In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount; therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's Consolidated Financial Statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU removes the requirement to compare the implied fair value of goodwill with its carrying value as required in Step 2 of the goodwill impairment test. Under the ASU, registrants would perform their goodwill impairment test and recognize an impairment charge for any amount the carrying value exceeds the reporting unit's fair value, but limited by the amount of goodwill allocated to that reporting unit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities after January 1, 2017. The Company has elected to early adopt this ASU and adoption did not have a material effect on the Company's Consolidated Financial Statements.

In January 2017, FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)." The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our Consolidated Financial Statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In December 2016, FASB issued ASU No. 2016-19, "Technical Corrections and Improvements" and ASU 2016-20, "Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers." On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. These updates contain amendments that will affect a wide variety of Topics in the Codification. The amendments in these ASUs will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2016. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of these ASUs. Neither ASU 2016-19 nor ASU 2016-20 had a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for all entities beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-5 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. This ASU is effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU was effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard.  The Company’s adoption of this standard did not change the method in which we recognized revenue.  The Company has adopted this standard on January 1, 2018.  The Company is evaluating the standard’s expanded disclosure requirements.

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2017 through March 15, 2017, which is the date the financial statements were available to be issued.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2017
U.S. Government-sponsored securities	$48,950	$13	$(6)	$(453)	$48,504
Municipal securities	13,310	184	(22)	(18)	13,454
Mortgage-backed securities	198,100	71	(1,145)	(1,764)	195,262
Corporate securities	5,500	573	-	(237)	5,836
	$265,860	$841	$(1,173)	$(2,472)	$263,056
As of December 31, 2016
U.S. Government-sponsored securities	$119,202	$71	$(669)	(1)	$118,603
Municipal securities	25,176	401	(58)	-	25,519
Mortgage-backed securities	182,867	679	(1,111)	(614)	181,821
Corporate securities	10,000	28	(32)	(330)	9,666
	$337,245	$1,179	$(1,870)	$(945)	$335,609

Carrying amounts and estimated fair values of securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gain	Months	Longer	Value
As of December 31, 2017
Municipal securities	$74,654	$167	$(293)	$(227)	$74,301
	$74,654	$167	$(293)	$(227)	$74,301
As of December 31, 2016
Municipal securities	$73,512	$105	$(579)	$(38)	$73,000
	$73,512	$105	$(579)	$(38)	$73,000

Note 2 — Investment Securities – Continued

The amortized cost and estimated fair values of investment securities that are available-for-sale and held-to-maturity at December 31, 2017, by contractual maturity, are as follows:

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$2,973	$3,007	$7,554	$7,543
After one year through five years	63,235	62,721	44,502	44,253
After five years through ten years	72,401	71,224	16,266	16,152
After ten years	127,251	126,104	6,332	6,353
	$265,860	$263,056	$74,654	$74,301

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of December 31, 2017, the Company held 304 investment securities with fair values less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(Dollars in thousands)	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	$784,148	$582,029
Construction and land development	369,590	240,120
Total commercial real estate loans	1,153,738	822,149
Commercial and industrial loans	294,085	213,260
Consumer loans:
Residential and home equity	158,591	72,959
Consumer and other	25,591	15,678
Total consumer loans	184,182	88,637
Gross loans held for investment	1,632,005	1,124,046
Less:
Net deferred loan fees	(4,561)	(4,169)
Loans held for investment	1,627,444	1,119,877
Less: allowance for loan losses	(18,303)	(16,715)
Loans held for investment, net	$1,609,141	$1,103,162

Changes in the allowance for loan losses are as follows:

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Year Ended December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	67	731	1,423	406	123	2,750
Deductions:
Gross loan charge-offs	(350)	-	(1,098)	(359)	(231)	(2,038)
Recoveries	219	129	271	151	106	876
Net loan charge-offs	(131)	129	(827)	(208)	(125)	(1,162)
Balance at end of year	$6,706	$6,309	$4,314	$815	$159	$18,303

	Year Ended December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$6,783	$3,984	$3,941	$603	$246	$15,557
Additions: Provisions for loan losses	(617)	813	847	(72)	(71)	900
Deductions:
Gross loan charge-offs	(17)	-	(1,511)	(6)	(240)	(1,774)
Recoveries	621	652	441	92	226	2,032
Net loan charge-offs	604	652	(1,070)	86	(14)	258
Balance at end of year	$6,770	$5,449	$3,718	$617	$161	$16,715

	Year Ended December 31, 2015
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of year	$5,181	$4,425	$4,608	$671	$266	$15,151
Additions: Provisions for loan losses	1,554	(91)	(508)	(135)	180	1,000
Deductions:
Gross loan charge-offs	(32)	(396)	(350)	-	(281)	(1,059)
Recoveries	80	46	191	67	81	465
Net loan charge-offs	48	(350)	(159)	67	(200)	(594)
Balance at end of year	$6,783	$3,984	$3,941	$603	$246	$15,557

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses Continued

Non-accrual loans are summarized as follows:

(Dollars in thousands)	2017	2016
Non-accrual loans, not troubled debt restructured:
Real estate term	$644	$2,386
Construction and land development	355	378
Commercial and industrial	1,578	1,211
Residential and home equity	-	142
Consumer and other	-	14
Total non-accrual loans, not troubled debt restructured	2,577	4,131
Troubled debt restructured loans, non-accrual:
Real estate term	-	808
Construction and land development	296	396
Commercial and industrial	-	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	296	1,204
Total non-accrual loans	$2,873	$5,335

Troubled debt restructured loans are summarized as follows:

(Dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$3,307	$5,572
Non-accrual troubled debt restructured loans	296	1,204
Total troubled debt restructured loans	$3,603	$6,776

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2017
		30-89 Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$781,261	$2,243	$-	$644	$2,887	$784,148
Construction and land development	361,844	7,095	-	651	7,746	369,590
Total commercial real estate	1,143,105	9,338	-	1,295	10,633	1,153,738
Commercial and industrial	288,297	4,210	-	1,578	5,788	294,085
Consumer:
Residential and home equity	156,379	2,212	-	-	2,212	158,591
Consumer and other	25,307	283	1	-	284	25,591
Total consumer	181,686	2,495	1	-	2,496	184,182
Total gross loans	$1,613,088	$16,043	$1	$2,873	$18,917	$1,632,005

	December 31, 2016
		30-89 Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$577,134	$1,701	$-	$3,194	$4,895	$582,029
Construction and land development	237,433	1,913	-	774	2,687	240,120
Total commercial real estate	814,567	3,614	-	3,968	7,582	822,149
Commercial and industrial	211,143	906	-	1,211	2,117	213,260
Consumer:
Residential and home equity	71,719	1,098	-	142	1,240	72,959
Consumer and other	15,168	474	22	14	510	15,678
Total consumer	86,887	1,572	22	156	1,750	88,637
Total gross loans	$1,112,597	$6,092	$22	$5,335	$11,449	$1,124,046

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2017
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$758,575	$13,055	$12,518	$784,148	$6,706
Construction and land development	358,766	7,227	3,597	369,590	6,309
Total commercial real estate	1,117,341	20,282	16,115	1,153,738	13,015
Commercial and industrial	274,535	13,464	6,086	294,085	4,314
Consumer loans:
Residential and home equity	152,753	3,913	1,925	158,591	815
Consumer and other	25,461	45	85	25,591	159
Total consumer	178,214	3,958	2,010	184,182	974
Total	$1,570,090	$37,704	$24,211	$1,632,005	$18,303

	December 31, 2016
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$565,550	$10,609	$5,870	$582,029	$6,770
Construction and land development	234,359	2,222	3,539	240,120	5,449
Total commercial real estate	799,909	12,831	9,409	822,149	12,219
Commercial and industrial	205,933	2,266	5,061	213,260	3,718
Consumer loans:
Residential and home equity	69,287	1,869	1,803	72,959	617
Consumer and other	15,542	-	136	15,678	161
Total consumer	84,829	1,869	1,939	88,637	778
Total	$1,090,671	$16,966	$16,409	$1,124,046	$16,715

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$3	$41	$101	$-	$145
Collectively evaluated for impairment	6,706	6,306	4,273	714	159	18,158
Total	$6,706	$6,309	$4,314	$815	$159	$18,303
Outstanding loan balances:
Individually evaluated for impairment	$7,201	$3,218	$9,058	$1,150	$-	$20,627
Collectively evaluated for impairment	776,947	366,372	285,027	157,441	25,591	1,611,378
Total gross loans	$784,148	$369,590	$294,085	$158,591	$25,591	$1,632,005

	December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$189	$67	$323	$75	$-	$654
Collectively evaluated for impairment	6,581	5,382	3,395	542	161	16,061
Total	$6,770	$5,449	$3,718	$617	$161	$16,715
Outstanding loan balances:
Individually evaluated for impairment	$5,778	$2,995	$6,045	$1,476	$-	$16,294
Collectively evaluated for impairment	576,251	237,125	207,215	71,483	15,678	1,107,752
Total gross loans	$582,029	$240,120	$213,260	$72,959	$15,678	$1,124,046

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	December 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$8,681	$7,201	$-	$7,201	$-
Construction and land development	4,397	3,022	196	3,218	3
Total commercial real estate	13,078	10,223	196	10,419	3
Commercial and industrial	16,102	8,290	768	9,058	41
Consumer loans:
Residential and home equity	1,150	229	921	1,150	101
Consumer and other	-	-	-	-	-
Total consumer	1,150	229	921	1,150	101
Total	$30,330	$18,742	$1,885	$20,627	$145

	December 31, 2016
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$5,864	$2,979	$2,799	$5,778	$189
Construction and land development	3,949	2,790	205	2,995	67
Total commercial real estate	9,813	5,769	3,004	8,773	256
Commercial and industrial	6,937	4,458	1,587	6,045	323
Consumer loans:
Residential and home equity	1,476	1,071	405	1,476	75
Consumer and other	-	-	-	-	-
Total consumer	1,476	1,071	405	1,476	75
Total	$18,226	$11,298	$4,996	$16,294	$654

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans was as follows:

	Year Ended December 31,
	2017		2016		2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$6,489	$187	$7,435	$240	$10,317	$380
Construction and land development	3,107	137	2,809	168	5,015	276
Total commercial real estate	9,596	324	10,244	408	15,332	656
Commercial and industrial	7,552	276	6,214	311	6,318	251
Consumer loans:
Residential and home equity	1,313	46	1,695	67	2,916	105
Consumer and other	-	-	60	1	24	1
Total consumer	1,313	46	1,755	68	2,940	106
Total	$18,461	$646	$18,213	$787	$24,590	$1,013

Purchased Loans -- Purchased loans, including loans acquired in business combinations, are recorded at fair value on the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI loans”) or purchased non-credit impaired (“Performing purchased loans”).

The following table summarizes the performing loans purchased on the acquisition date for both the seven Utah branches of Banner Bank and Town & Country Bank (“Acquisitions”):

(Dollars in thousands)	Acquisition Date
Contractually required principal payments receivable	$359,624
Adjustment for credit, interest rate and liquidity	(7,259)
Fair value of performing purchased loans	$352,365

The following table summarizes the PCI loans purchased on the acquisition date for the Acquisitions:

(Dollars in thousands)	Acquisition Date
Contractually required payments including interest	$15,535
Amounts not expected to be collected - nonaccretable difference	(4,584)
Cash flows expected to be collected	10,951
Accretable yield	(1,200)

Fair value of PCI loans	$9,751

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The following table summarizes the balance of purchased loans as of December 31, 2017:

(Dollars in thousands)	Performing Purchased Loans	PCI Loans	Total Acquired Loans
Commercial real estate loans:
Real estate term	$220,009	$1,013	$221,022
Construction and land development	27,030	651	27,681
Total commercial real estate loans	247,039	1,664	248,703
Commercial and industrial loans	59,093	7,010	66,103
Consumer loans:
Residential and home equity	30,871	-	30,871
Consumer and other	8,770	-	8,770
Total consumer loans	39,641	-	39,641
Total loans carrying balance	$345,773	$8,674	$354,447

Total loans unpaid principal balance	$354,309	$12,414	$366,723

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $3.4 million and $330,000 at December 31, 2017 and 2016, respectively. Available lines of credit for loans and credit cards to affiliates were $548,000 at December 31, 2017.

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(Dollars in thousands)	2017	2016
Land and buildings	$36,278	$28,997
Equipment, furniture, and software	23,707	19,908
	59,985	48,905
Accumulated depreciation and amortization	(29,586)	(26,979)
	$30,399	$21,926

The Company leases certain properties from third parties under operating leases.  Total rent expense for the years ended December 31, 2017, 2016, and 2015 was $539,000, $344,000, and $283,000, respectively.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Premises and Equipment – Continued

The total future minimum rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2017 are as follows:

(Dollars in thousands)	Amount
2018	$729
2019	680
2020	630
2021	629
2022 and beyond	870
$3,538

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(Dollars in thousands)	2017	2016
Non-interest bearing	$641,124	$443,100

Interest bearing deposits:
Interest bearing demand and savings	736,820	654,541
Money market accounts	230,844	169,369
Certificates of deposit	205,844	158,064
Total interest bearing deposits	1,173,508	981,974
Total deposits	$1,814,632	$1,425,074

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2017	$113,347
2018	32,108
2019	20,149
2020	13,691
2021 and beyond	26,549
$205,844

Deposits held by affiliates were $7.1 million and $7.8 million as of December 31, 2017 and 2016, respectively.

Note 6 — Short-term borrowings

Short-term borrowings consist the following as of December 31:

(Dollars in thousands)	2017	2016
Security repurchase agreements	$-	$3,199
Other short-term borrowings:
Federal Home Loan Bank advances	40,000	-
Total other short-term borrowings	40,000	-
Total short-term borrowings	$40,000	$3,199

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings – Continued

As of December 31, 2017, committed Federal funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal funds interest rate as of December 31, 2017 was 1.64%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $480.2 million which is secured by $664.8 million in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rates which was 1.63% as of December 31, 2017.

The Company holds $21.3 million in investment securities in its Federal Reserve Bank (“Fed”) account. As of December 31, 2017, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed is $20.8 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed advances as of December 31, 2017 and 2016.

Securities sold under agreements to repurchase are generally overnight financing arrangements with customers collateralized by the Company’s investment securities that mature within 166 months. As of December 31, 2017, the Company had no investment securities pledged for securities sold under agreements to repurchase and $4.0 million pledged as of December 31, 2016. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning short-term borrowings consist of the following as of December 31:

(Dollars in thousands)	2017	2016
Security repurchase agreements:
Average daily balance	$2,568	$2,713
Weighted average rate	0.14%	0.15%
Highest month-end balance	$3,789	$3,315
Year-end balance	$-	$3,199
Weighted average rate on outstanding at year-end	0.00%	0.15%

Other short-term borrowings:
Average daily balance	$4,894	$9,359
Weighted average rate	1.28%	0.39%
Highest month-end balance	$40,000	$45,000
Year-end balance	40,000	-
Weighted average rate on outstanding at year-end	1.63%	0.00%

Note 7 — Income Taxes

The components of the income tax expense (benefit) are as follows for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Current:
Federal	$10,778	$12,194	$9,060
State	1,709	1,850	1,452
	12,487	14,044	10,512
Deferred:
Federal	3,468	(670)	(217)
State	522	(101)	(33)
Deferred	3,990	(771)	(250)
Income tax expense	$16,477	$13,273	$10,262

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes - Continued

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Tax rate change	13.0%	-	-
State taxes, net of federal income tax benefit	2.9%	3.1%	3.1%
Tax-exempt interest and income	(2.1)%	(2.1)%	(2.4)%
Equity awards expense	(2.8)%	(0.3)%	-
Other, net	(0.6)%	0.3%	(1.4)%
Effective tax rate	45.4%	36.0%	34.3%

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(Dollars in thousands)	2017	2016
Deferred income tax assets:
Allowance for loan losses	$5,792	$6,724
Deferred loan fees and costs	1,436	1,594
Fair value adjustments on certificates of deposit	170	79
Deferred compensation	427	565
Unrealized loss on securities	701	626
State franchise taxes	362	630
Other	740	563
	9,628	10,781

Deferred income tax liabilities:
FHLB dividends	157	241
Mortgage servicing rights	192	328
Basis difference in premises, equipment and other assets	452	413
	801	982
Net deferred income tax assets	$8,827	$9,799

The Federal government signed into law the Tax Cuts and Jobs Act (the “Act”), which amended the Internal Revenues Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Act reduces the federal corporate tax rate from a maximum of 35% to a flat rate of 21%.  The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of 2017, and recorded additional income tax expense of $4.7 million related to the write-down of deferred income tax assets due to the reduction in the Federal corporate income tax rate.

The Company believes, based on available information, that it is more likely than not that the net deferred income tax asset will be realized in the normal course of operations. The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2017, the Company did not have any significant uncertain tax positions.  As of December 31, 2016, the Company had an uncertain tax position related to a rehabilitation credit, which was resolved in the Company’s favor in 2017.  The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. As of December 31, 2017, there was no liability for unrecognized tax benefits.  As of December 31, 2016, there was a liability of $200,000 for unrecognized tax benefits, which was resolved and recorded as an income tax credit in 2017.  The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes - Continued

The Company elected to adopt the provisions of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718) in 2016.   The credit to current tax expense related to tax-deductible stock compensation expense was $1.2 million in 2017 and $201,000 in 2016.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2014 through 2017 tax years remain subject to selection for examination as of December 31, 2017. None of the Company’s income tax returns are currently under audit. As of December 31, 2017 and 2016, the Company has no net operating loss or credit carry-forwards.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

(Dollars in thousands)	2017	2016
Commitments to extend credit, including unsecured commitments of $13,625 and $11,230 as of December 31, 2017 and 2016, respectively	$637,029	$445,645
Stand-by letters of credit and bond commitments, including unsecured commitments of $440 and $660 as of December 31, 2017 and 2016, respectively	27,943	29,332
Unused credit card lines, all unsecured	24,949	25,803

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

As of December 31, 2017, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2017
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$229,886	13.51%	$76,598	4.50%	$110,642	6.50%
Tier 1 Capital to Risk-Weighted Assets	229,886	13.51%	102,131	6.00%	136,174	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	249,645	14.67%	136,174	8.00%	170,218	10.00%
Tier 1 Leverage	229,886	11.46%	80,249	4.00%	NA	NA

People's Intermountain Bank
CET1 Capital to Risk-Weighted Assets	$227,252	13.35%	$76,591	4.50%	$110,632	6.50%
Tier 1 Capital to Risk-Weighted Assets	227,252	13.35%	102,122	6.00%	136,163	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	247,011	14.51%	136,163	8.00%	170,203	10.00%
Tier 1 Leverage	227,252	11.32%	80,323	4.00%	100,403	5.00%

	December 31, 2016
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$229,312	18.93%	$54,519	4.50%	$78,750	6.50%
Tier 1 Capital to Risk-Weighted Assets	229,312	18.93%	72,692	6.00%	96,923	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	244,655	20.19%	96,923	8.00%	121,154	10.00%
Tier 1 Leverage	229,312	13.71%	66,902	4.00%	NA	NA

People's Intermountain Bank
CET1 Capital to Risk-Weighted Assets	$193,277	16.05%	$54,174	4.50%	$78,251	6.50%
Tier 1 Capital to Risk-Weighted Assets	193,277	16.05%	72,232	6.00%	96,309	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	208,526	17.32%	96,309	8.00%	120,386	10.00%
Tier 1 Leverage	193,277	11.81%	65,453	4.00%	81,816	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $6.0 million and $9.1 million as of December 31, 2017 and 2016, respectively.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The following table summarizes dividends per share declared and paid per quarter for the periods indicated:

	Years Ended December 31,
	2017	2016
First quarter	$0.08	$0.07
Second quarter	0.08	0.07
Third quarter	0.09	0.07
Fourth quarter	0.09	0.08
Total	$0.34	$0.29

Note 11 — Incentive Share-Based Plan and Other Employee Benefits

In June 2014, the Board of Directors (“Board”) and shareholders of the Company approved a share-based incentive plan (the “2014 Plan”) which replaced an existing share-based incentive plan. The 2014 Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the 2014 Plan is 800,000 common shares. The share-based awards are granted to participants at a price not less than the fair value on the date of grant and for terms of up to ten years. The 2014 Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2015	940,683	$5.92
Granted	190,448	12.90
Exercised	(152,508)	5.31
Forfeited	(16,368)	4.85
Outstanding at December 31, 2015	962,255	7.42
Granted	86,831	15.66
Exercised	(285,568)	5.62
Forfeited	(802)	16.96
Outstanding at December 31, 2016	762,716	7.42
Granted	17,692	29.59
Exercised	(221,337)	7.76
Forfeited	(14,358)	15.41
Outstanding at December 31, 2017	544,713	10.14	4.06	$12,198
Exercisable at December 31, 2017	405,256	8.53	3.86	7,423
Exercisable at December 31, 2016	481,959	7.29	3.83	9,426

The weighted-average grant-date fair value of options per share granted, using the Black-Scholes method of valuation, was $3.82, $2.26 and $2.65 during 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $3.5 million and $1.6 million, respectively. Shares issued upon exercises of stock options in 2017 were reduced by 11,462 shares related to net settled option exercises or existing shares tendered as consideration.

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2015	3,198	$11.10
Granted	40,035	12.54
Vested	(3,304)	11.13
Non-vested at December 31, 2015	39,929	11.10
Granted	3,866	16.50
Vested	(14,228)	12.81
Forfeited	(1,672)	12.54
Non-vested at December 31, 2016	27,895	12.97
Granted	27,811	28.92
Vested	(15,838)	13.37
Forfeited	(292)	12.10
Non-vested at December 31, 2017	39,576	24.02

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

The total intrinsic value of RSU’s vested during the years ended December 31, 2017, 2016, and 2015 were $423,000 and $244,000, and $56,000, respectively.

As of December 31, 2017, there was $711,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 1.2 years.

The Company recorded share-based compensation expense of $510,000, $544,000 and $485,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2017, 2016 and 2015: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 13.3% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are estimated based on the Company’s historical forfeiture experience.  Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value as there is no active market for the options granted.

Share-based compensation expense related to restricted stock units and non-qualified stock options was $342,000, $371,000 and $287,000 for the years ended December 31, 2017, 2016 and 2015; and the related recognized income tax benefit associated with this expense is $131,000, $142,000 and $110,000, respectively.

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made contributions of $883,000, $778,000 and $708,000 in 2017, 2016 and 2015, respectively.

Profit-sharing — The Company provides an annual profit-sharing contribution to all eligible employees based on each year’s profitability and as approved by the Board of Directors. Profit sharing contributions were $725,000, $600,000 and $600,000 in 2017, 2016 and 2015, respectively.

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

Assets measured at fair value are summarized as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Fair valued on a recurring basis:
Investment securities available for sale	$-	$263,056	$-	$263,056
Fair valued on a non-recurring basis:
Impaired loans	-	1,740	-	1,740

As of December 31, 2016
Fair valued on a recurring basis:
Investment securities available for sale	$1,008	$334,601	$-	$335,609
Fair valued on a non-recurring basis:
Impaired loans	-	4,342	-	4,342

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
As of December 31, 2017
Financial Assets:
Net loans held for investment	$1,609,141	$1,607,388
Financial Liabilities:
Interest bearing deposits	1,173,508	1,172,979

As of December 31, 2016
Financial Assets:
Net loans held for investment	$1,103,162	$1,101,890
Financial Liabilities:
Interest bearing deposits	981,974	982,380

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

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees as of December 31, 2017 and 2016 were insignificant.

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

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2017, PIB’s lending limit was $38.6 million.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to PUB, on a parent-only basis, is as follows as of and for the years ended December 31:

(Dollars in thousands)	2017	2016
Balance Sheets
Assets
Cash and cash equivalents	$2,619	$2,946
Available for sale investment securities, at fair value	-	34,507
Investment in subsidiaries	254,784	192,578
Other assets	801	391
Total assets	$258,204	$230,422
Liabilities and shareholders' equity
Due to subsidiaries, net	$369	$1,411
Other liabilities	417	494
Shareholders' equity	257,418	228,517
Total liabilities and shareholders' equity	$258,204	$230,422

(Dollars in thousands)	2017	2016	2015
Statements of Income
Dividend and other income from subsidiaries	$5,300	$3,884	$8,730
Interest and dividends on investment securities & other income	310	363	174
Total income	5,610	4,247	8,904

Salaries and employee benefits	1,455	1,100	6,100
Other expenses	420	461	429
Total expenses	1,875	1,561	6,529

Income before income taxes	3,735	2,686	2,375
Income tax benefit	575	624	216
	4,310	3,310	2,591
Equity in undistributed net income of subsidiaries	15,536	20,300	17,023
Net income	$19,846	$23,610	$19,614

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(Dollars in thousands)	2017	2016	2015
Statements of Cash Flows
Cash flows from operating activities:
Net income	$19,846	$23,610	$19,614
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Banks	(15,536)	(20,300)	(17,023)
Net amortization of securities discounts and premiums	-	89	55
Change in other assets and liabilities	(1,204)	1,002	886
Net change provided by operating activities	3,106	4,401	3,532
Cash flows from investing activities:
Purchase of available-for-sale securities	-	(20,995)	(50,227)
Maturities/sales of available-for-sale securities	34,278	21,267	15,149
Investments in banking subsidiary	(46,977)	-	-
Net change (used in) provided by investing activities	(12,699)	272	(35,078)
Cash flows from financing activities:
Issuance of common shares	13,977	-	34,897
Exercise of stock options	1,395	777	847
Dividends paid	(6,106)	(5,141)	(5,052)
Net change provided by (used in) financing activities	9,266	(4,364)	30,692
Net change in cash and cash equivalents	(327)	309	(854)
Cash and cash equivalents, beginning of year	2,946	2,637	3,491
Cash and cash equivalents, end of year	$2,619	$2,946	$2,637

Note 15 —Acquisitions

Utah Banner Bank Branch Acquisition

On October 6, 2017, the Company acquired the loans and deposits of seven Utah branch locations from Banner Bank (“Banner branches”).  The Company acquired $257 million in loans and assumed $160 million in deposits and paid a deposit premium of $13.8 million based on average deposits at closing.  Two of the seven branches were consolidated into existing Bank branches.  The Company has successfully completed the conversion of these branches into its core-banking platform and integrated personnel into the Company’s operations.

The acquired assets and assumed liabilities was recorded at fair value at the date of the acquisition.  In accordance with GAAP guidance for business combinations, the Company recorded $14.9 million of goodwill and $2.6 million of other intangibles as of the acquisition date. The other intangible asset is related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, the purchase accounting adjustments, including goodwill and other intangibles related to the Banner branch acquisition are taxable or deductible.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed and recognized at the acquisition date.

(Dollars in thousands)
Purchase Price
Cash		$100,283
Premium paid on average deposits		13,762
Total Consideration		$114,045
Recorded amounts of assets acquired and liabilities assumed
Assets
Loans, net of discounts	$251,782
Premises & equipment	3,467
Core deposit intangible	2,604
Other assets	1,761
Total assets	259,614
Liabilities
Deposits, net of premiums	160,292
Other liabilities	175
Total liabilities assumed	160,467
Total net assets from merger		$99,147

Goodwill		$14,898

Direct costs related to the branch acquisition were expensed as incurred in the year ended December 31, 2017. Such expenses primarily related to professional and legal services, human resource costs and information system charges. For the year ended December 31, 2017, the Company incurred $1.7 million of expenses related to the acquisition of the Utah branches of Banner Bank.

Pro forma income statements are not being presented as the information is not practicable to produce.

Town & Country Bank Acquisition

The Company also completed the merger of Town & Country Bank located in St. George, Utah on November 13, 2017, including the acquisition of $117 million in loans and assumption of $124 million in deposits.

The Company successfully completed the conversion of this branch into its core-banking platform, consolidated its existing branch and the Town & Country Branch in St. George into one branch, and integrated personnel into the Company’s operations.  The Company exchanged Town & Country Bank shares for 466,546 PUB common shares and paid cash of $11.6 million of which $2.0 million is being held in escrow to cover potential loss indemnifications.

The acquired assets and assumed liabilities were recorded at fair value at the date of the respective acquisitions.  In accordance with GAAP guidance for business combinations, the Company recorded $11.1 million of goodwill and    $845,000 of core deposit intangibles and $702,000 in deposit premium on certificates of deposit related to Town & Country Bank on the acquisition date. The core deposit intangible is being amortized using a straight-line method over a period of ten years with no significant residual value. The deposit premium is being accreted into net interest income over the life of the certificates of deposit. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of TC Bank’s previously established allowance for loan losses. The acquisition was a tax-free exchange; therefore, for tax purposes, purchase accounting adjustments, including goodwill, for the TC Bank acquisition are all non-taxable and/or non-deductible.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 —Acquisitions (continued)

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed and recognized at the acquisition date.

(Dollars in thousands, except share data)
Purchase Price
PUB common shares issued for Town & Country shares		466,546
PUB share price at closing		$29.96
Consideration from common stock conversion (0.2916 ratio)		$13,977
Cash		11,603
Total Consideration		$25,580
Recorded amounts of assets acquired and liabilities assumed
Assets
Cash and cash equivalents	$13,401
Investment securities	9,585
Loans, net of discounts	110,334
Premises & equipment	145
Core deposit intangible	845
Bank owned life insurance	3,332
Deferred income tax asset	2,571
Other assets	4,161
Total assets	144,374
Liabilities
Deposits, net of premiums	123,777
Other liabilities	6,127
Total liabilities assumed	129,904
Total net assets from merger		$14,470
Goodwill		$11,110

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2017 and 2016, as if the acquisition had occurred on January 1, 2016. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of TC Bank’s loan and deposit portfolios. In addition, the acquisition-related expenses are included in the twelve months ended December 31, 2017. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 —Acquisitions (continued)

The following table is Unaudited Pro Forma Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Net interest income	$87,294	$75,075
Provision for loan losses	2,895	1,009
Non-interest income	18,623	18,426
Non-interest expense	64,950	54,116
Income before income tax expense	38,072	38,376
Income tax expense	17,152	13,533
Net income	$20,920	$24,843

Earnings per share:
Basic	$1.13	$1.37
Diluted	$1.11	$1.33

Direct costs related to the branch acquisition were expensed as incurred in the year ended December 31, 2017. Such expenses primarily related to professional and legal services, human resource costs and information system charges. For the year ended December 31, 2017, the Company incurred $3.1 million of expenses related to the TC Bank acquisition, the majority of which is tax deductible.

The two acquisitions were consistent with the Company’s strategy to expand our presence in Utah. The acquisitions offer the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in Utah.  Goodwill arising from the acquisition consisted largely of synergies and the cost savings resulting from the combined operations.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16— Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2017
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$17,792	$18,981	$19,918	$23,947
Provision for loan losses	200	900	900	750
Non-interest income	4,112	4,348	3,574	4,526
Non-interest expense	12,443	12,351	13,657	19,674
Income before income tax expense	9,261	10,078	8,935	8,049
Income tax expense	2,740	3,584	2,697	7,456
Net income	$6,521	$6,494	$6,238	$593
Earnings per common share:
Basic	$0.36	$0.37	$0.35	$0.03
Diluted	$0.36	$0.35	$0.34	$0.03

	Quarters Ended 2016
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$16,700	$17,211	$17,637	$18,333
Provision for loan losses	200	225	325	150
Non-interest income	3,763	4,398	4,386	4,332
Non-interest expense	12,135	12,400	11,902	12,540
Income before income tax expense	8,128	8,984	9,796	9,975
Income tax expense	2,885	3,407	3,548	3,433
Net income	$5,243	$5,577	$6,248	$6,542
Earnings per common share:
Basic	$0.30	$0.31	$0.35	$0.37
Diluted	$0.29	$0.31	$0.34	$0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is incorporated by herein by reference in “Item 8. Financial Statements and Supplementary Data.”

Tanner LLC, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2018 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

2.1#	Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated July 26, 2017 (5)
2.2#	First Amendment to Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated October 4, 2017 (6)
2.3#	Merger Agreement among People’s Utah Bancorp, People’s Intermountain Bank, Town & Country Bank, Inc. and the Shareholders’ Representative dated May 31, 2017
2.4#	Amendment No. 1 to Merger Agreement dated August 31, 2017
2.5#	Amendment No. 2 to Merger Agreement dated October 25, 2017
3.1	Amended and Restated Articles of Incorporation of People’s Utah Bancorp (1)
3.2	Amended and Restated Bylaws of People’s Utah Bancorp (1)
4.1	Specimen Share Certificate for Common Shares of People’s Utah Bancorp (3)
10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)
10.2*	People’s Utah Bancorp Amended and Restated 2008 Incentive Plan (1)
10.3*	People’s Utah Bancorp Incentive Plan (1999 Incentive Plan) and all amendments thereto (1)
10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)
10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)
10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)
10.7	Form of Director and Officer Indemnification Agreement (2)
10.8*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Len E. Williams(4)
10.9*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Mark K. Olson
21	Subsidiaries of the Company (7)
23	Consent of Tanner LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101

The following financial information from People’s Utah Bancorp Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Compensatory plan or arrangement
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any such omitted schedule or exhibit to the SEC upon request.
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.
(4)	Filed as part of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.
(5)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2017.
(6)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2017.
(7)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 10, 2017.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2018.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Len E. Williams	Director, President and Chief Executive Officer
Len E. Williams	(Principal Executive Officer)

/s/ Mark K. Olson	Executive Vice President and Chief Financial Officer
Mark K. Olson	(Principal Financial and Accounting Officer)

/s/ Paul R. Gunther	Director, Chairman
Paul R. Gunther

/s/ Dale O. Gunther	Director, Vice Chairman
Dale O. Gunther
/s/ David G. Anderson David G. Anderson /s/ R. Brent Anderson R. Brent Anderson	Director, Executive Vice President and Chief Credit Officer Director

/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ Richard T. Beard	Director
Richard T. Beard

/s/ Matthew S. Browning	Director
Matthew S. Browning

/s/ Fred W. Fairclough Jr.	Director
Fred W. Fairclough Jr. /s/ Jonathan B. Gunther Jonathan B. Gunther /s/ Wolfgang T. N. Muelleck Wolfgang T. N. Muelleck	Director Director
/s/ Douglas H. Swenson	Director
Douglas H. Swenson