Form 10-Q
period 2018-03-31
People's Utah Bancorp
filed 2018-05-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s common stock outstanding on April 30, 2018 was 18,679,512. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,267	$36,235
Interest bearing deposits	9,268	13,158
Federal funds sold	338	1,634
Total cash and cash equivalents	41,873	51,027
Investment securities:
Available-for-sale, at fair value	249,534	263,056
Held-to-maturity, at historical cost	73,888	74,654
Total investment securities	323,422	337,710
Non-marketable equity securities	5,711	3,706
Loans held for sale	10,618	10,871
Loans:
Loans held for investment	1,687,530	1,627,444
Allowance for loan losses	(20,731)	(18,303)
Total loans held for investment, net	1,666,799	1,609,141
Premises and equipment, net	29,734	30,399
Goodwill	25,344	26,008
Bank-owned life insurance	25,964	23,566
Deferred income tax assets	10,005	8,827
Accrued interest receivable	7,616	7,594
Other intangibles	3,744	3,854
Other real estate owned	-	994
Other assets	12,608	9,832
Total assets	$2,163,438	$2,123,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$664,438	$641,124
Interest bearing deposits	1,141,887	1,173,508
Total deposits	1,806,325	1,814,632
Short-term borrowings	79,000	40,000
Accrued interest payable	354	353
Other liabilities	13,960	11,126
Total liabilities	1,899,639	1,866,111
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,674,232 and 18,511,797 shares issued and outstanding as of March 31, 2018
and December 31, 2017, respectively	187	185
Additional paid-in capital	85,430	84,532
Retained earnings	182,136	174,804
Accumulated other comprehensive loss	(3,954)	(2,103)
Total shareholders’ equity	263,799	257,418
Total liabilities and shareholders’ equity	$2,163,438	$2,123,529

See accompanying notes to the unaudited condensed consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2018	2017
Interest income
Interest and fees on loans	$25,810	$16,853
Interest and dividends on investments	1,656	1,705
Total interest income	27,466	18,558
Interest expense	1,495	766
Net interest income	25,971	17,792
Provision for loan losses	2,050	200
Net interest income after provision for loan losses	23,921	17,592
Non-interest income
Mortgage banking	1,638	1,979
Card processing	1,326	1,124
Service charges on deposit accounts	673	536
Net loss on sale of investment securities	-	(13)
Other operating	657	486
Total non-interest income	4,294	4,112
Non-interest expense
Salaries and employee benefits	10,423	7,967
Occupancy, equipment and depreciation	1,543	1,117
Data processing	870	675
Card processing	603	529
Marketing and advertising	446	262
FDIC premiums	329	126
Acquisition-related costs	349	-
Other	2,088	1,767
Total non-interest expense	16,651	12,443
Income before income tax expense	11,564	9,261
Income tax expense	2,560	2,740
Net income	$9,004	$6,521
Earnings per common share:
Basic	$0.48	$0.36
Diluted	$0.48	$0.36
Weighted average common shares outstanding:
Basic	18,598,436	17,884,026
Diluted	18,937,637	18,316,331

See accompanying notes to the unaudited condensed consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net income	$9,004	$6,521
Other comprehensive income
Unrealized holding (losses)/gains on securities available-for-sale	(2,468)	63
Income tax benefit/(expense)	617	(25)
Unrealized holding (losses)/gains on securities available-for-sale, net of tax	(1,851)	38
Total comprehensive income	$7,153	$6,559

See accompanying notes to the unaudited condensed consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	-	-	-	6,521	38	6,559
Cash dividends ($0.08 per share)	-	-	-	(1,431)	-	(1,431)
Share-based compensation	-	-	109	-	-	109
Exercise of stock options	105,746	1	490	-	-	491
Balance as of March 31, 2017	17,925,284	$179	$69,256	$165,782	$(972)	$234,245

Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Comprehensive income	-	-	-	9,004	(1,851)	7,153
Cash dividends ($0.09 per share)	-	-	-	(1,672)	-	(1,672)
Share-based compensation	-	-	216	-	-	216
Exercise of stock options	162,435	2	682	-	-	684
Balance as of March 31, 2018	18,674,232	$187	$85,430	$182,136	$(3,954)	$263,799

See accompanying notes to the unaudited condensed consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$9,004	$6,521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	200
Depreciation and amortization	738	629
Deferred income taxes	(561)	43
Net amortization of securities discounts and premiums	682	772
Increase in cash surrender value of bank owned life insurance	(148)	(128)
Share based compensation	216	109
Gain on sale of loans held for sale	(1,150)	(1,403)
Originations of loans held for sale	(56,474)	(59,690)
Proceeds from sale of loans held for sale	57,877	68,866
Net changes in:
Accrued interest receivable	(22)	(222)
Other assets	(2,217)	32
Accrued interest payable	1	(26)
Other liabilities	2,834	2,201
Net cash provided by operating activities	12,830	17,904
Cash flows from investing activities:
Net change in loans held for investment	(58,963)	(32,424)
Purchase of available-for-sale securities	-	(16,680)
Purchase of held-to-maturity securities	-	(6,195)
Proceeds from maturities/sales of available-for-sale securities	10,566	17,508
Proceeds from maturities of held-to-maturity securities	572	1,489
Purchase of bank-owned life insurance	(2,250)	-
Purchase of premises and equipment	(47)	(1,404)
Proceeds from sale of other real estate owned, net of improvements	438	-
Net change of non-marketable equity securities	(2,005)	(132)
Net cash used in investing activities	(51,689)	(37,838)
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,307)	43,591
Proceeds related to exercise of stock options	684	491
Net change in short-term borrowings	39,000	173
Cash dividends paid	(1,672)	(1,431)
Net cash provided by financing activities	29,705	42,824
Net change in cash and cash equivalents	(9,154)	22,890
Cash and cash equivalents, beginning of period	51,027	67,938
Cash and cash equivalents, end of period	$41,873	$90,828
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,494	$792
Income taxes paid	$-	$-
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$(745)	$-
Unrealized gains on securities available-for-sale	$(2,468)	$63
Measurement period adjustment to goodwill	$(664)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Nature of Operations and basis of consolidation — People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly-owned banking subsidiary, People’s Intermountain Bank (“PIB” or the “Bank”), which was organized in 1913.  The Bank is a Utah State chartered bank.  The Bank operates under the jurisdiction of the Utah Department of Financial Institutions, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System; however, PUB is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of the Bank. Both PUB and the Bank are subject to periodic examination by applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; a leasing division, GrowthFunding Equipment Finance; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The interim condensed consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, which are included in the Company’s 2017 Form 10-K.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2018	2017
Numerator
Net income	$9,004	$6,521
Denominator
Weighted-average number of common shares outstanding	18,598,436	17,884,026
Incremental shares assumed for stock options and RSUs	339,201	432,305
Weighted-average number of dilutive shares outstanding	18,937,637	18,316,331
Basic earnings per common share	$0.48	$0.36
Diluted earnings per common share	$0.48	$0.36

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

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income (“AOCI”) because of the reduction to the corporate income tax rate.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The FASB said that businesses and organizations should apply the amendments either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate is recognized.  The Company early adopted this ASU on December 31, 2017.

3In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount; therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU removes the requirement to compare the implied fair value of goodwill with its carrying value as required in Step 2 of the goodwill impairment test. Under the ASU, registrants would perform their goodwill impairment test and recognize an impairment charge for any amount the carrying value exceeds the reporting unit's fair value, but limited by the amount of goodwill allocated to that reporting unit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities after January 1, 2017. The Company early adopted this ASU on December 31, 2017 and adoption did not have a material effect on the Company's Consolidated Financial Statements.

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

In December 2016, FASB issued ASU No. 2016-19, "Technical Corrections and Improvements" and ASU 2016-20, "Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers." On November 10, 2010, FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. These updates contain amendments that will affect a wide variety of Topics in the Codification. The amendments in these ASUs will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that

Note 1 — Basis of Presentation – Continued

are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2016. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of these ASUs. Neither ASU 2016-19 nor ASU 2016-20 had a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for all entities beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Shareholders’ Equity.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. This ASU is effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU No. 2016-01 effective January 1, 2018, and the adoption did not have a material impact on the Company's Consolidated Financial Statements.

Note 1 — Basis of Presentation – Continued

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard.  The Company’s adoption of this standard did not change the method in which we recognized revenue.  The Company adopted this standard on January 1, 2018.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2018
U.S. Government-sponsored securities	$48,952	$-	$(253)	$(569)	$48,130
Municipal securities	12,638	122	(57)	(27)	12,676
Mortgage-backed securities	187,716	34	(2,538)	(2,315)	182,897
Corporate securities	5,500	601	-	(270)	5,831
	$254,806	$757	$(2,848)	$(3,181)	$249,534
As of December 31, 2017
U.S. Government-sponsored securities	$48,950	$13	$(6)	$(453)	$48,504
Municipal securities	13,310	184	(22)	(18)	13,454
Mortgage-backed securities	198,100	71	(1,145)	(1,764)	195,262
Corporate securities	5,500	573	-	(237)	5,836
	$265,860	$841	$(1,173)	$(2,472)	$263,056

Note 2 — Investment Securities – continued

Amortized cost and estimated fair value of investment securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2018
Municipal securities	$73,888	$22	$(575)	$(322)	$73,013

As of December 31, 2017
Municipal securities	$74,654	$167	$(293)	$(227)	$74,301

The amortized cost and estimated fair value of investment securities that are available-for-sale and held-to-maturity at March 31, 2018, by contractual maturity, are as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$2,869	$2,891	$8,367	$8,354
After one year through five years	64,487	63,550	42,976	42,626
After five years through ten years	66,485	64,761	16,882	16,456
After ten years	120,965	118,332	5,663	5,577
	$254,806	$249,534	$73,888	$73,013

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of March 31, 2018, the Company held 329 investment securities with fair value less than amortized cost. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	$817,143	$784,148
Construction and land development	387,301	369,590
Total commercial real estate loans	1,204,444	1,153,738
Commercial and industrial loans	313,511	294,085
Consumer loans:
Residential and home equity	150,638	158,591
Consumer and other	23,409	25,591
Total consumer loans	174,047	184,182
Total gross loans	1,692,002	1,632,005
Net deferred loan fees	(4,472)	(4,561)
Total loans held for investment	1,687,530	1,627,444
Allowance for loan losses	(20,731)	(18,303)
Total loans held for investment, net	$1,666,799	$1,609,141

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended March 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions for loan losses	531	474	1,325	(200)	(80)	2,050
Deductions:
Gross loan charge-offs	-	-	(193)	-	(65)	(258)
Recoveries	12	25	516	27	56	636
Net loan charge-offs	12	25	323	27	(9)	378
Balance at end of period	$7,249	$6,808	$5,962	$642	$70	$20,731

	Three Months Ended March 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	375	(845)	624	112	(66)	200
Deductions:
Gross loan charge-offs	-	-	(158)	(338)	(65)	(561)
Recoveries	4	79	38	138	31	290
Net loan charge-offs	4	79	(120)	(200)	(34)	(271)
Balance at end of period	$7,149	$4,683	$4,222	$529	$61	$16,644

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled debt restructured:
Real estate term	$1,287	$644
Construction and land development	535	355
Commercial and industrial	3,723	1,578
Residential and home equity	-	-
Consumer and other	34	-
Total non-accrual loans, not troubled debt restructured	5,579	2,577
Troubled debt restructured loans, non-accrual:
Real estate term	1,582	-
Construction and land development	-	296
Commercial and industrial	209	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,791	296
Total non-accrual loans	$7,370	$2,873

Troubled debt restructured loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$2,860	$3,307
Non-accrual troubled debt restructured loans	1,791	296
Total troubled debt restructured loans	$4,651	$3,603

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2018
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$811,747	$2,527	$-	$2,869	$5,396	$817,143
Construction and land development	384,707	2,059	-	535	2,594	387,301
Total commercial real estate	1,196,454	4,586	-	3,404	7,990	1,204,444
Commercial and industrial	306,329	3,250	-	3,932	7,182	313,511
Consumer:
Residential and home equity	149,500	1,138	-	-	1,138	150,638
Consumer and other	23,060	287	28	34	349	23,409
Total consumer	172,560	1,425	28	34	1,487	174,047
Total gross loans	$1,675,343	$9,261	$28	$7,370	$16,659	$1,692,002

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
		30-89 Days	90+ Days		Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	Non-accrual	Past Due	Loans
Commercial real estate:
Real estate term	$781,261	$2,243	$-	$644	$2,887	$784,148
Construction and land development	361,844	7,095	-	651	7,746	369,590
Total commercial real estate	1,143,105	9,338	-	1,295	10,633	1,153,738
Commercial and industrial	288,297	4,210	-	1,578	5,788	294,085
Consumer:
Residential and home equity	156,379	2,212	-	-	2,212	158,591
Consumer and other	25,307	283	1	-	284	25,591
Total consumer	181,686	2,495	1	-	2,496	184,182
Total gross loans	$1,613,088	$16,043	$1	$2,873	$18,917	$1,632,005

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a loan grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications.

Note 3 — Loans and Allowance for Loan Losses – Continued

Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2018
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$787,596	$12,944	$16,603	$817,143	$7,249
Construction and land development	375,096	10,070	2,135	387,301	6,808
Total commercial real estate	1,162,692	23,014	18,738	1,204,444	14,057
Commercial and industrial	288,812	6,452	18,247	313,511	5,962
Consumer loans:
Residential and home equity	145,357	2,699	2,582	150,638	642
Consumer and other	23,283	44	82	23,409	70
Total consumer	168,640	2,743	2,664	174,047	712
Total	$1,620,144	$32,209	$39,649	$1,692,002	$20,731

	December 31, 2017
		Special	Substandard	Total	Total
(Dollars in thousands)	Pass	Mention	and Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$758,575	$13,055	$12,518	$784,148	$6,706
Construction and land development	358,766	7,227	3,597	369,590	6,309
Total commercial real estate	1,117,341	20,282	16,115	1,153,738	13,015
Commercial and industrial	274,535	13,464	6,086	294,085	4,314
Consumer loans:
Residential and home equity	152,753	3,913	1,925	158,591	815
Consumer and other	25,461	45	85	25,591	159
Total consumer	178,214	3,958	2,010	184,182	974
Total	$1,570,090	$37,704	$24,211	$1,632,005	$18,303

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	March 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$1,203	$5	$-	$1,208
Collectively evaluated for impairment	7,249	6,808	4,759	637	70	19,523
Total	$7,249	$6,808	$5,962	$642	$70	$20,731
Outstanding loan balances:
Individually evaluated for impairment	$11,463	$2,135	$12,744	$2,249	$-	$28,591
Collectively evaluated for impairment	805,680	385,166	300,767	148,389	23,409	1,663,411
Total gross loans	$817,143	$387,301	$313,511	$150,638	$23,409	$1,692,002

	December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$3	$41	$101	$-	$145
Collectively evaluated for impairment	6,706	6,306	4,273	714	159	18,158
Total	$6,706	$6,309	$4,314	$815	$159	$18,303
Outstanding loan balances:
Individually evaluated for impairment	$7,201	$3,218	$9,058	$1,150	$-	$20,627
Collectively evaluated for impairment	776,947	366,372	285,027	157,441	25,591	1,611,378
Total gross loans	$784,148	$369,590	$294,085	$158,591	$25,591	$1,632,005

Information on impaired loans is summarized as follows:

	March 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$11,541	$11,463	$-	$11,463	$-
Construction and land development	3,146	2,135	-	2,135	-
Total commercial real estate	14,687	13,598	-	13,598	-
Commercial and industrial	17,171	1,711	11,033	12,744	1,203
Consumer loans:
Residential and home equity	2,249	1,983	266	2,249	5
Consumer and other	-	-	-	-	-
Total consumer	2,249	1,983	266	2,249	5
Total	$34,107	$17,292	$11,299	$28,591	$1,208

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$8,681	$7,201	$-	$7,201	$-
Construction and land development	4,397	3,022	196	3,218	3
Total commercial real estate	13,078	10,223	196	10,419	3
Commercial and industrial	16,102	8,290	768	9,058	41
Consumer loans:
Residential and home equity	1,150	229	921	1,150	101
Consumer and other	-	-	-	-	-
Total consumer	1,150	229	921	1,150	101
Total	$30,330	$18,742	$1,885	$20,627	$145

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$9,332	$108	$5,904	$30
Construction and land development	2,676	39	2,446	31
Total commercial real estate	12,008	147	8,350	61
Commercial and industrial	10,901	132	4,451	54
Consumer loans:
Residential and home equity	1,700	21	1,262	13
Consumer and other	-	-	-	-
Total consumer	1,700	21	1,262	13
Total	$24,609	$300	$14,063	$128

Note 3 — Loans and Allowance for Loan Losses – Concluded

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3.3 million and $3.4 million as of March 31, 2018, and December 31, 2017, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $459,000 and $330,000 as of March 31, 2018, and December 31, 2017, respectively.  Deposits from affiliates were $7.1 million and $7.1 million as of March 31, 2018 and December 31, 2017, respectively.

Note 4 — Commitments and Contingencies

Litigation contingencies — The Company is involved in various claims, legal actions and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, including unsecured commitments of $14,953 and $13,625 as of March 31, 2018 and December 31, 2017, respectively	$597,414	$637,029
Stand-by letters of credit and bond commitments, including unsecured commitments of $509 and $440 as of March 31, 2018 and December 31, 2017, respectively	29,778	27,943
Unused credit card lines, all unsecured	25,830	24,949

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

Assets measured at fair value are summarized as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2018
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$249,534	$-	$249,534
Fair valued on a non-recurring basis:
Impaired loans	-	10,091	-	10,091

As of December 31, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$263,056	$-	$263,056
Fair valued on a non-recurring basis:
Impaired loans	-	1,740	-	1,740

Note 5 — Fair Value - Continued

Fair value of financial instruments — The following table summarizes carrying amounts, estimated fair values and assumptions used to estimate fair values of financial instruments:

	Carrying	Estimated
(Dollars in thousands)	Value	Fair Value
As of March 31, 2018
Financial Assets:
Net loans held for investment	$1,666,799	$1,665,211
Financial Liabilities:
Interest bearing deposits	1,141,887	1,141,294

As of December 31, 2017
Financial Assets:
Net loans held for investment	$1,609,141	$1,607,388
Financial Liabilities:
Interest bearing deposits	1,173,508	1,172,979

The above summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents, held-to-maturity securities (see Note 2), loans held for sale, bank-owned life insurance, accrued interest receivable, and Federal Home Loan Bank (“FHLB”) stock classified as non-marketable equity securities in the accompanying unaudited condensed consolidated balance sheets. For financial liabilities, these include non-interest bearing deposits, short-term borrowings, and accrued interest payable. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

Fair values of off-balance sheet commitments such as lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the fees as of March 31, 2018 and December 31, 2017 were insignificant.

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

Note 6 — Income Taxes

Income tax expense was $2.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate for the first quarter of 2018 was 22.1% compared with 29.6% in the first quarter of 2017. The tax rate in the first quarter of 2018 is lower than the same quarter in 2017 due primarily to the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio decreased from 11.46% at December 31, 2017 to 11.26% as of March 31, 2018. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of March 31, 2018 and December 31, 2017 were $16.6 million and $19.0 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the three months ended March 31, 2018, the Company granted 27,788 restricted stock units (“RSU”) at a weighted-average fair value of $30.30 per unit.  The RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $216,000 and $109,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 9 — Acquisition Related Measurement Period Adjustments

During the three months ended March 31, 2018, the Company made acquisition related measurement period adjustments of $664,000.  Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. The adjustments to goodwill related to changes in the preliminary goodwill recorded for the acquisition of Town & Country Bank and was related to loan valuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of People’s Utah Bancorp’s operating results and financial condition than can be obtained from reading the Unaudited Condensed Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

People’s Utah Bancorp (“PUB”) is the holding company for People’s Intermountain Bank.  People’s Intermountain Bank (“Bank”, “PIB”) is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary customers are small to medium sized businesses that require highly personalized commercial banking products and services.  People’s Intermountain Bank has 26 branch locations in three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; a leasing division, GrowthFunding Equipment Finance; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank has been serving communities in Utah and southern Idaho for more than 100 years.

Our recent loan growth is the result of mergers and acquisitions as well as organic growth that we believe was generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions as well as from our existing branch system.

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

Non-GAAP Financial Measures

In addition to financial results presented in accordance with generally accepted accounting principles ("GAAP"), this Management’s Discussion & Analysis contains certain non-GAAP financial measures.  We have presented these non-GAAP financial measures because we believe that they provide useful and comparative information to assess trends in our core operations and facilitates the comparison of our financial performance with the performance of our peers and the comparative years presented. We have excluded acquisition related costs, net losses on the sale of securities to increase our liquidity position for the acquisition of the Utah branches of Banner Bank, and the write-down of our deferred income tax assets due to the reduction in the Federal corporate income tax rate to derive non-GAAP financial information related to the company’s core operations.  The Company believes this non-GAAP financial information is useful in understanding the Company’s core financial performance.

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

(NG) Non-GAAP Financial Measures

In addition to financial results presented in accordance with GAAP, this schedule contains certain non-GAAP financial measures.  Management has presented these non-GAAP financial measures because it believes that they provide useful and comparative information to assess trends in core operations and facilitate the comparison of our financial performance with the performance of our peers.

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Revenue from Core Operations	2018	2017	2017
Net interest income (GAAP)	$25,971	$23,947	$17,792
Total non-interest income	4,294	4,526	4,112
Total GAAP revenues	30,265	28,473	21,904
Exclude net loss on sale of investment securities	-	-	-
Revenue from core operations (non-GAAP)	$30,265	$28,473	$21,904

	Three Months Ended
	March 31,	December 31,	March 31,
Non-interest Income from Core Operations	2018	2017	2017
Total non-interest income (GAAP)	$4,294	$4,526	$4,112
Exclude net loss on sale of investment securities	-	-	-
Non-interest income from core operations (non-GAAP)	$4,294	$4,526	$4,112

	Three Months Ended
	March 31,	December 31,	March 31,
Non-interest Expense from Core Operations	2018	2017	2017
Total non-interest expense (GAAP)	$16,651	$19,674	$12,443
Exclude acquisition-related costs	(349)	(4,124)	-
Non-interest expense from core operations (non-GAAP)	$16,302	$15,550	$12,443

	Three Months Ended
	March 31,	December 31,	March 31,
Net Income from Core Operations	2018	2017	2017
Net income (GAAP)	$9,004	$593	$6,521
Exclude net loss on sale of investment securities	-	-	-
Exclude acquisition-related costs	349	4,124	-
Exclude tax related benefit	(84)	(1,334)	-
Write down of deferred income tax assets (DTA)	-	4,729	-
Net income (non-GAAP)	$9,269	$8,112	$6,521

(NG) Non-GAAP Financial Measures

In addition to financial results presented in accordance with GAAP, this schedule contains certain non-GAAP financial measures.  Management has presented these non-GAAP financial measures because it believes that they provide useful and comparative information to assess trends in core operations and facilitate the comparison of our financial performance with the performance of our peers.

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Acquisition Accounting Impact on Net Interest Margin	2018	2017	2017
Net interest income (GAAP)	$25,971	$23,947	$17,792
Exclude discount accretion (premium amortization) on purchased loans	(1,167)	43	(10)
Exclude premium amortization on acquired certificates of deposit ("CD")	(35)	(23)	(69)
Net interest income before acquisition accounting impact (Non-GAAP)	$24,769	$23,967	$17,713

Average earning assets (GAAP)	$2,017,090	$1,920,062	$1,585,312
Exclude average net loan discount on acquired loans	11,924	3,501	866
Average earning assets before acquired loan discount (Non-GAAP)	$2,029,014	$1,923,563	$1,586,178

Net interest margin ("NIM") (GAAP)	5.22%	4.95%	4.55%
Exclude impact on NIM from discount accretion	-0.23%	0.01%	-0.02%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	0.00%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	4.98%	4.95%	4.53%

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Additional Non-GAAP Financial Information	2018	2017	2017

Diluted earnings per share (GAAP)	$0.48	$0.03	$0.36
Diluted earnings per share (non-GAAP)	$0.49	$0.43	$0.36

Efficiency ratio (GAAP)	55.02%	69.10%	56.81%
Efficiency ratio (non-GAAP)	53.86%	54.61%	56.81%

Non-interest income to average assets (GAAP)	0.81%	0.88%	1.00%
Non-interest income to average assets (non-GAAP)	0.81%	0.88%	1.00%

Non-interest expense to average assets (GAAP)	3.15%	3.83%	3.03%
Non-interest expense to average assets (non-GAAP)	3.08%	3.03%	3.03%

Return on average assets (GAAP)	1.70%	0.12%	1.59%
Return on average assets (non-GAAP)	1.75%	1.58%	1.59%

Return on average equity (GAAP)	13.96%	0.92%	11.39%
Return on average equity (non-GAAP)	14.37%	12.59%	11.39%

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	March 31,	December 31,	March 31,
(Dollars in thousands, except share data)	2018	2017	2017
Selected Balance Sheet Information:
Book value per share	$14.13	$13.91	$13.07
Tangible book value per share	$12.57	$12.29	$13.04
Non-performing assets to total assets	0.34%	0.18%	0.35%
Allowance for loan losses to loans held for investment	1.23%	1.12%	1.44%
Loans to Deposits	92.86%	89.27%	78.20%

Asset Quality Data:
Non-performing loans	$7,398	$2,899	$5,703
Non-performing assets	7,398	3,893	5,948

Capital Ratios:
Tier 1 leverage capital (1)	11.26%	11.46%	14.10%
Total risk-based capital (1)	14.71%	14.67%	20.11%
Average equity to average assets	12.20%	12.56%	13.93%
Tangible common equity to tangible assets (3)	11.00%	10.87%	13.61%

	March 31,	December 31,	March 31,
	2018	2017	2017
Selected Financial Information:
Basic earnings per share	$0.48	$0.03	$0.36
Diluted earnings per share	$0.48	$0.03	$0.36
Net interest margin (2)	5.22%	4.95%	4.55%
Efficiency ratio	55.02%	69.10%	56.81%
Non-interest income to average assets	0.81%	0.88%	1.00%
Non-interest expense to average assets	3.15%	3.83%	3.03%
Return on average assets	1.70%	0.12%	1.59%
Return on average equity	13.96%	0.92%	11.39%
Net charge-offs / (recoveries)	(378)	56	271
Annualized net charge-offs / (recoveries) to average loans	-0.09%	0.01%	0.10%

Average Balances:
Average loans	$1,662,515	$1,543,261	$1,135,689
Average earning assets	2,017,090	1,920,063	1,585,312
Average total assets	2,143,556	2,035,854	1,667,071
Average shareholders’ equity	261,608	255,679	232,269

(1)	Tier 1 leverage capital and Total risk-based capital as of March 31, 2018 are estimates.
(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $29,088,000, $29,862,000 and $557,000 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

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

	Three Months Ended
	March 31, 2018			March 31, 2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$13,458	$45	1.36%	$40,849	$79	0.79%
Securities: (1)
Taxable securities	252,491	1,214	1.95%	314,779	1,201	1.55%
Non-taxable securities (2)	82,518	382	1.88%	92,164	422	1.86%
Total securities	335,009	1,596	1.93%	406,943	1,623	1.62%
Loans (3)
Real estate term	854,982	12,164	5.77%	587,854	8,009	5.52%
Construction and land development	366,739	6,875	7.60%	236,238	4,400	7.55%
Commercial and industrial	314,027	5,090	6.57%	210,563	3,216	6.19%
Residential and home equity	106,910	1,336	5.07%	83,206	974	4.75%
Consumer and other	19,857	345	7.05%	17,828	254	5.77%
Total loans	1,662,515	25,810	6.30%	1,135,689	16,853	6.02%

Non-marketable equity securities	6,108	15	1.01%	1,831	3	0.76%
Total interest earning assets	2,017,090	$27,466	5.52%	1,585,312	$18,558	4.75%
Allowance for loan losses	(18,715)			(16,769)
Non-interest earning assets	145,181			98,528
Total average assets	$2,143,556			$1,667,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$718,242	$451	0.25%	$659,484	$438	0.27%
Money market accounts	224,322	157	0.28%	174,456	105	0.24%
Certificates of deposit	199,549	459	0.93%	156,310	222	0.58%
Total interest bearing deposits	1,142,113	1,067	0.38%	990,250	765	0.31%
Short-term borrowings	100,555	428	1.73%	3,233	1	0.18%
Total interest bearing liabilities	1,242,668	$1,495	0.49%	993,483	$766	0.31%
Non-interest bearing deposits	628,869			431,360
Total funding	1,871,537	$1,495	0.32%	1,424,843	$766	0.22%
Other non-interest bearing liabilities	10,411			9,959
Shareholders’ equity	261,608			232,269
Total average liabilities and shareholders’ equity	$2,143,556			$1,667,071
Net interest income		$25,971			$17,792
Interest rate spread			5.03%			4.43%
Net interest margin			5.22%			4.55%

(1)	Excludes average unrealized losses of $(4.2) million and $(1.7) million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $205,000 and $227,000 for the three months ended March 31, 2018 and 2017, respectively.
(3)	Loan interest income includes loan fees of $1.6 million and $1.5 million for the three months ended March 31, 2018 and 2017.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(72)	$38	$(34)
Taxable securities	(264)	277	13
Non-taxable securities	(44)	4	(40)
Total securities	(308)	281	(27)
Loans
Real estate term	3,786	369	4,155
Construction and land development	2,446	28	2,474
Commercial and industrial	1,666	208	1,874
Residential and home equity	293	70	363
Consumer and other	31	60	91
Total Loans	8,222	735	8,957

Non-marketable equity securities	10	1	11
Total interest income	7,852	1,055	8,907
Interest expense:
Demand and savings accounts	38	(25)	13
Money market accounts	33	19	52
Certificates of deposit	73	163	236
Short-term borrowings	331	96	427
Total interest expense	475	253	728
Net interest income	$7,377	$802	$8,179

Net interest income increased $8.2 million to $26.0 million for the three months ended March 31, 2018 compared with $17.8 million for the same period of 2017.  The increase is primarily the result of average interest earning assets increasing $432 million, and yields on interest earning assets increasing 77 basis points for the same comparable periods to 5.52% for the three months ended March 31, 2018. The increase in average interest earning assets was the result of both organic growth and the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  Higher yields on interest earning assets was primarily the result of yields on loans increasing 28 basis points to 6.30% for the same comparable periods and the percentage of loans to total interest earning assets increasing to 82.42% for the three months ended March 31, 2018 compared with 71.64% for the same period of 2017.

Total cost of interest bearing liabilities increased 18 basis points to 0.49% for the three months ended March 31, 2018 compared with 0.31% for the same period of 2017, and is primarily the result of a $97.3 million increase in average short-term borrowing at a borrowing rate of 1.73% for the three months ended March 31, 2018.  The increase in short-term borrowings of $39.0 million for the three months ended March 31, 2018 is primarily the result of seasonal deposit outflows and approximately $10.3 million in deposit run-off from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  The cost of interest bearing deposits increased 7 basis points to 0.38% for the three months ended March 31, 2018 compared with the same period a year earlier.

Net interest margin increased 67 basis points to 5.22% for the three months ended March 31, 2018 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts, and amortization of certificate of deposits premium, added 24 basis points to the net interest margin for the three months ended March 31, 2018.

Financial Overview for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Interest income	$27,466	$18,558	$8,908	48.0%
Interest expense	1,495	766	729	95.2%
Net interest income	25,971	17,792	8,179	46.0%
Provision for loan losses	2,050	200	1,850	925.0%
Net interest income after provision for loan losses	23,921	17,592	6,329	36.0%
Non-interest income	4,294	4,112	182	4.4%
Non-interest expense	16,651	12,443	4,208	33.8%
Income before income tax expense	11,564	9,261	2,303	24.9%
Income tax expense	2,560	2,740	(180)	-6.6%
Net income	$9,004	$6,521	$2,483	38.1%

Net Income. Net income increased $2.5 million to $9.0 million for the three months ended March 31, 2018, compared with $6.5 million for the three months ended March 31, 2017. This was primarily attributable to an increase in net interest income of $8.2 million, an increase in provision for loan losses of $1.9 million, and increase in non-interest income of $0.2 million, an increase in non-interest expense of $4.2 million and a decrease in income tax expense of $0.2 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended March 31, 2018 compared with the same quarter in 2017 was primarily driven by interest earned on a higher average loan volume attributable to both organic growth and our two acquisition transactions in 2017. Interest expense in the three months ended March 31, 2018 increased from the same period in 2017 due to an increase in average short-term borrowings and deposits outstanding, and an increase in the cost of short-term borrowings and deposits.

The yield on our average interest earning assets was 5.52% for the three months ended March 31, 2018 compared with 4.75% for the same period of 2017.  The cost of total funding increased in the three months ended March 31, 2018 to 0.32% from 0.22% in the comparable quarter in 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

Provision for loan losses was $2.1 million for the three months ended March 31, 2018 compared with $0.2 million for the same period of 2017. The increase in provision for loan losses is due primarily to growth in loans held for investment and a $1.1 million increase in specific reserves on classified loans.  The Company incurred net recoveries of $0.4 million in the three months ended March 31, 2018 compared with net charge-offs of $0.3 million for the three months ended March 31, 2017.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Mortgage banking	$1,638	$1,979	$(341)	-17.2%
Card processing	1,326	1,124	202	18.0%
Service charges on deposit accounts	673	536	137	25.6%
Net loss on sale of investment securities	-	(13)	13	-100.0%
Other operating	657	486	171	35.2%
Total non-interest income	$4,294	$4,112	$182	4.4%

Noninterest income was $4.3 million for the three months ended March 31, 2018 compared with $4.1 million the same period of 2017.   The increase was primarily due to an increase in card processing fees and service charges on deposit accounts, offset by lower mortgage banking income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$10,423	$7,967	$2,456	30.8%
Occupancy, equipment and depreciation	1,543	1,117	426	38.1%
Data processing	870	675	195	28.9%
Card processing	603	529	74	14.0%
Marketing and advertising	446	262	184	70.2%
FDIC premiums	329	126	203	161.1%
Acquisition-related costs	349	-	349	0.0%
Other	2,088	1,767	321	18.2%
Total non-interest expense	$16,651	$12,443	$4,208	33.8%

Non-interest expense was $16.7 million for the three months ended March 31, 2018 compared with $12.4 million for the same period of 2017.  Non-interest expense for the three months ended March 31, 2018 included $0.3 million in non-recurring costs associated with the acquisition of the seven Utah branches of Banner Bank and merger of Town & Country Bank.  In addition, non-interest expense for the three months ended March 31, 2018 increased as a result of $2.5 million of higher salaries and employee benefits primarily from the addition of employees retained from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.4 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions.  The Company’s efficiency ratio was 55.02% for the three months ended March 31, 2018 compared with 56.81% for the same period of 2017.

Income Tax Expense. We recorded an income tax expense of $2.6 million for the three months ended March 31, 2018 compared with $2.7 million for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 22.1% compared with 29.6% in the corresponding three months of 2017. The tax rate for the three months ended March 31, 2018 is lower than the same quarter in 2017 as a result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Financial Condition

Total assets were $2.16 billion at March 31, 2018, a 1.9% increase compared with December 31, 2017. Total loans held for investment were $1.69 billion at March 31, 2018, an increase of 3.7% from December 31, 2017. Total deposits were $1.81 billion at March 31, 2018, a decrease of 0.5% compared with December 31, 2017.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Loans held for sale	$10,618	$10,871

Loans held for investment:
Commercial real estate loans:
Real estate term	$817,143	$784,148
Construction and land development	387,301	369,590
Total commercial real estate loans	1,204,444	1,153,738
Commercial and industrial loans	313,511	294,085
Consumer loans:
Residential and home equity	150,638	158,591
Consumer and other	23,409	25,591
Total consumer loans	174,047	184,182
Total gross loans	1,692,002	1,632,005
Net deferred loan fees	(4,472)	(4,561)
Allowance for loan losses	(20,731)	(18,303)
Loans held for investment, net	$1,666,799	$1,609,141

	March 31,	December 31,
(Percentage of total loans held for investment)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	48.3%	48.1%
Construction and land development	22.9%	22.6%
Total commercial real estate loans	71.2%	70.7%
Commercial and industrial loans	18.5%	18.0%
Consumer loans:
Residential and home equity	8.9%	9.7%
Consumer and other	1.4%	1.6%
Total consumer loans	10.3%	11.3%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at March 31, 2018 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$120,772		$186,847	$509,524	$817,143	$109,646	$586,725
Construction and land development	305,773		45,904	35,624	387,301	21,714	59,814
Total commercial real estate loans	426,545		232,751	545,148	1,204,444	131,360	646,539
Commercial and industrial loans	121,134		137,804	54,573	313,511	105,724	86,653
Consumer loans:
Residential and home equity	17,371		35,600	97,667	150,638	20,045	113,222
Consumer and other	11,839		8,497	3,073	23,409	9,400	2,170
Total consumer loans	29,210		44,097	100,740	174,047	29,445	115,392
Total gross loans held for investment	$576,889	(1)	$414,652	$700,461	$1,692,002	$266,529	$848,584	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.4 billion or 84.2% of total loans at March 31, 2018.

Concentrations. As of March 31, 2018, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.1% of total loans held for investment, of which 48.3% are real estate term loans, 22.9% are construction and land development loans, and 8.9% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has increased to 18.5% at March 31, 2018 from 18.0% at December 31, 2017.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled-debt restructured
Real estate term	$1,287	$644
Construction and land development	535	355
Commercial and industrial	3,723	1,578
Residential and home equity	-	-
Consumer and other	34	-
Total non-accrual, not troubled-debt restructured loans	5,579	2,577
Troubled-debt restructured loans non-accrual
Real estate term	1,582	-
Construction and land development	-	296
Commercial and industrial	209	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,791	296
Total non-accrual loans (1)	7,370	2,873
Accruing loans past due 90 days or more	28	1
Total non-performing loans (NPL)	7,398	2,874

OREO	-	994
Total non-performing assets (NPA) (2)	$7,398	$3,868
Accruing troubled debt restructured loans	$2,860	$3,307
Non-accrual troubled debt restructured loans	1,791	296
Total troubled debt restructured loans	$4,651	$3,603
Selected ratios:
NPL to total loans	0.44%	0.18%
NPA to total assets	0.34%	0.18%
(1)

We estimate that approximately $81,000 and $185,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of March 31, 2018 and December 31, 2017 have not been reduced by U.S. government guarantees of $207,000 and $16,000, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDR loans were $4.7 million and $3.6 million at March 31, 2018 and December 31, 2017, respectively. Our TDR loans are considered impaired loans of which $1.79 million and $296,000 at March 31, 2018 and December 31, 2017, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$994	$245
Additions	-	-
Write-downs	-	-
Sales	(994)	-
Balance, end of period	$-	$245

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Allowance for loan losses:
Beginning balance	$18,303	$16,715
Loans charged off:
Real estate term	-	-
Construction and land development	-	-
Commercial and industrial	(193)	(158)
Residential and home equity	-	(338)
Consumer and other	(65)	(65)
Total charge-offs	(258)	(561)
Recoveries:
Real estate term	12	4
Construction and land development	25	79
Commercial and industrial	516	38
Residential and home equity	27	138
Consumer and other	56	31
Total recoveries	636	290
Net loan (charge-offs) recoveries	378	(271)
Provision for loan losses	2,050	200
Ending balance	$20,731	$16,644
Loans held for investment	$1,687,530	$1,169,104
Average loans	1,662,515	1,135,689
Non-performing loans	7,398	5,703
Selected ratios:
Net loan charge-offs (recoveries) to average loans	-0.09%	0.10%
Provision for loan losses to average loans	0.50%	0.07%
Allowance for loan losses to loans held for investment	1.23%	1.44%

The allowance for loan losses to loans held for investment was 1.23% at March 31, 2018 compared with 1.44% at March 31, 2017.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining discounts on acquired loans was $10.5 million at March 31, 2018.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

Our construction and land development portfolio reflects borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. Construction and land development loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to generate cash to service the loan, and the value of the collateral depends on project completion when market conditions may have changed.  Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are usually underwritten at a loan to value ratio of up to 75% with a minimum debt coverage ratio of 1.25 times.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Commercial real estate loans:
Real estate term	$7,249	$6,706
Construction and land development	6,808	6,309
Total commercial real estate loans	14,057	13,015
Commercial and industrial loans	5,962	4,314
Consumer loans:
Residential and home equity	642	815
Consumer and other	70	159
Total consumer loans	712	974
Total	$20,731	$18,303

Investments

Investment securities were $323.4 million at March 31, 2018 and $337.7 million at December 31, 2017. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. At March 31, 2018, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$48,130	$48,504
Municipal securities	12,676	13,454
Mortgage-backed securities	182,897	195,262
Corporate securities	5,831	5,836
Total	249,534	263,056
Held-to-maturity securities: (Amortized Cost)
Municipal securities	73,888	74,654
Total investment securities	$323,422	$337,710

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of March 31, 2018:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$-	0.00%	$44,098	1.44%	$4,854	2.46%	$-	0.00%	$48,952	1.54%
Municipal securities	2,867	3.47%	5,903	2.85%	3,868	2.14%	-	0.00%	12,638	2.77%
Mortgage-backed securities	2	3.43%	14,486	1.61%	52,763	1.81%	120,465	2.25%	187,716	2.08%
Other securities	-	0.00%	-	0.00%	5,000	3.50%	500	0.00%	5,500	3.50%
Total	2,869	3.47%	64,487	1.61%	66,485	2.00%	120,965	2.25%	254,806	2.04%
Held-to-maturity securities:
Municipal securities	8,367	1.28%	42,976	1.65%	16,882	1.96%	5,663	2.40%	73,888	1.73%
Total investment securities	$11,236	1.84%	$107,463	1.62%	$83,367	1.99%	$126,628	2.25%	$328,694	1.97%

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

Deposits

Total deposits were $1.81 billion at March 31, 2018 and $1.81 billion at December 31, 2017. The slight decrease in total deposits is attributed primarily to seasonal deposit outflows and approximately $10.3 million in deposit run-off from the seven acquired Utah branches of Banner Bank and the merged Town & Country Bank. Non-interest bearing demand deposits were $664.4 million, or 36.8% of total deposits at March 31, 2018 compared with $641.1 million, or 35.3% of total deposits at December 31, 2017. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $100,000, and certificates of deposit of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$628,869	0.00%	$431,360	0.00%
Interest bearing deposits:
Interest bearing demand and savings	718,242	0.25%	659,484	0.27%
Money market	224,322	0.28%	174,456	0.24%
Certificates of deposit	199,548	0.93%	156,310	0.58%
Total interest bearing deposits	1,142,112	0.38%	990,250	0.31%
Total	$1,770,981	0.24%	$1,421,610	0.22%

Additionally, the following table shows the maturities of CDs of $100,000 or more:

March 31,
(Dollars in thousands)	2018
Due in three months or less	$20,014
Due in over three months through six months	11,343
Due in over six months through twelve months	20,511
Due in over twelve months	53,087
Total	$104,955

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  We expect that deposit cost will continue to increase in future quarters.

Shareholders’ Equity

Shareholders’ equity totaled $263.8 million at March 31, 2018, an increase of $6.4 million or 2.5% since December 31, 2017. The increase in shareholders’ equity for the three months ended March 31, 2018 was primarily due to an increase of $0.9 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $9.0 million for the period less dividends paid of $1.7 million.

Dividends of $0.09 per share were declared during the three months ended March 31, 2018 representing 18.6% of the net income for the same period. We announced a quarterly dividend of $0.10 per share on April 25, 2018, payable on May 14, 2018 for shareholders’ of record on May 7, 2018.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2018	2017	2017
Common equity tier 1 capital	6.50%	13.47%	13.51%	18.84%
Tier 1 risk-based capital	8.00%	13.47%	13.51%	18.84%
Total risk-based capital	10.00%	14.71%	14.67%	20.11%
Tier 1 leverage capital ratio	5.00%	11.26%	11.46%	14.10%

PUB and the Bank were well-capitalized at March 31, 2018, December 31, 2017 and March 31, 2017 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of March 31, 2018:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$597,414	$422,258	$92,221	$10,523	$72,412
Standby letters of credit	29,778	29,778	-	-	-
Credit cards	25,830	25,830	-	-	-
Total	$653,022	$477,866	$92,221	$10,523	$72,412

Contractual Obligations

The following table sets forth our significant contractual obligations as of March 31, 2018:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$191,948	$102,683	$48,716	$32,124	$8,425
Deposits without stated maturity	1,614,377	1,614,377	-	-	-
Short-term borrowings	79,000	79,000	-	-	-
Total	$1,885,325	$1,796,060	$48,716	$32,124	$8,425

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $493.2 million at March 31, 2018, which is secured by various real estate loans pledged as collateral totaling $537.2 million and investment securities of $153.1 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $20.3 million which is secured by $21.0 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2018, we had approximately $121.2 million in net liquid assets comprised of $41.9 million in cash and cash equivalents, including interest bearing deposits of $9.3 million and federal funds sold of $0.3 million, $249.5 million in available for sale investment securities and $10.6 million in loans held for sale, less $180.8 million of available-for-sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At March 31, 2018, we had outstanding loan commitments of $597.4 million, credit card commitments of $25.8 million and outstanding letters of credit of $29.8 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the three months ended March 31, 2018 was $29.7 million, principally from increases in short-term borrowings offset by a decrease in deposit balances and dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2018

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)