Form 10-Q/A
period 2018-03-31
People's Utah Bancorp
filed 2018-05-11
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 9, 2018, People’s Utah Bancorp (the “Company”) filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the third quarter ended on March 31, 2018.  This Amendment No. 1 is solely being filed to include the omitted XBRL (eXtensible Business Reporting Language) files and includes Exhibit 101, which consists of the following materials from the Form 10-Q formatted in XBRL:

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

PEOPLE’S UTAH BANCORP

Form 10-Q

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2018

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)