Form 10-Q
period 2018-06-30
People's Utah Bancorp
filed 2018-08-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s common stock outstanding on July 31, 2018 was 18,705,736. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,484	$36,235
Interest bearing deposits	17,930	13,158
Federal funds sold	908	1,634
Total cash and cash equivalents	52,322	51,027
Investment securities:
Available-for-sale, at fair value	236,699	263,056
Held-to-maturity, at historical cost	67,922	74,654
Total investment securities	304,621	337,710
Non-marketable equity securities	6,151	3,706
Loans held for sale	11,058	10,871
Loans:
Loans held for investment	1,691,959	1,627,444
Allowance for loan losses	(22,308)	(18,303)
Total loans held for investment, net	1,669,651	1,609,141
Premises and equipment, net	29,335	30,399
Goodwill	25,673	26,008
Bank-owned life insurance	26,120	23,566
Deferred income tax assets	10,764	8,827
Accrued interest receivable	7,658	7,594
Other intangibles	3,633	3,854
Other real estate owned	-	994
Other assets	14,784	9,832
Total assets	$2,161,770	$2,123,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$646,574	$641,124
Interest bearing deposits	1,135,366	1,173,508
Total deposits	1,781,940	1,814,632
Short-term borrowings	90,000	40,000
Accrued interest payable	369	353
Other liabilities	17,862	11,126
Total liabilities	1,890,171	1,866,111

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,683,883 and 18,511,797 shares issued and outstanding as of June 30, 2018
and December 31, 2017, respectively	187	185
Additional paid-in capital	85,620	84,532
Retained earnings	190,735	174,804
Accumulated other comprehensive loss	(4,943)	(2,103)
Total shareholders’ equity	271,599	257,418
Total liabilities and shareholders’ equity	$2,161,770	$2,123,529

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$27,073	$17,923	$52,856	$34,767
Interest and dividends on investments	1,683	1,802	3,339	3,507
Total interest income	28,756	19,725	56,195	38,274
Interest expense	1,778	749	3,273	1,515
Net interest income	26,978	18,976	52,922	36,759
Provision for loan losses	1,475	900	3,525	1,100
Net interest income after provision for loan losses	25,503	18,076	49,397	35,659
Non-interest income
Mortgage banking	1,505	1,960	3,143	3,939
Card processing	799	692	1,522	1,287
Service charges on deposit accounts	704	578	1,377	1,114
Net gain (loss) on sale of investment securities	333	1	335	(10)
Other operating	725	606	1,407	1,099
Total non-interest income	4,066	3,837	7,784	7,429
Non-interest expense
Salaries and employee benefits	10,196	7,762	20,619	15,729
Occupancy, equipment and depreciation	1,411	1,088	2,954	2,205
Data processing	1,063	661	1,933	1,336
Marketing and advertising	321	349	767	611
FDIC premiums	299	130	628	256
Acquisition-related costs	1	175	350	175
Other	2,532	1,670	4,620	3,437
Total non-interest expense	15,823	11,835	31,871	23,749
Income before income tax expense	13,746	10,078	25,310	19,339
Income tax expense	3,279	3,584	5,839	6,324
Net income	$10,467	$6,494	$19,471	$13,015
Earnings per common share:
Basic	$0.56	$0.36	$1.04	$0.73
Diluted	$0.55	$0.35	$1.03	$0.71
Weighted average common shares outstanding:
Basic	18,679,908	17,937,926	18,639,397	17,911,125
Diluted	18,989,176	18,351,531	18,963,549	18,334,028

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$10,467	$6,494	$19,471	$13,015
Other comprehensive income
Unrealized holding (losses)/gains on securities available-for-sale	(1,319)	375	(3,787)	438
Income tax benefit/(expense)	330	(143)	947	(168)
Unrealized holding (losses)/gains on securities available-for-sale, net of tax	(989)	232	(2,840)	270
Total comprehensive income	$9,478	$6,726	$16,631	$13,285

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	-	-	-	13,015	270	13,285
Cash dividends ($0.16 per share)	-	-	-	(2,867)	-	(2,867)
Share-based compensation	-	-	218	-	-	218
Exercise of stock options	128,809	1	748	-	-	749
Balance as of June 30, 2017	17,948,347	$179	$69,623	$170,840	$(740)	$239,902

Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Comprehensive income	-	-	-	19,471	(2,840)	16,631
Cash dividends ($0.19 per share)	-	-	-	(3,540)	-	(3,540)
Share-based compensation	-	-	370	-	-	370
Exercise of stock options	172,086	2	718	-	-	720
Balance as of June 30, 2018	18,683,883	$187	$85,620	$190,735	$(4,943)	$271,599

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$19,471	$13,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,525	1,100
Depreciation and amortization	1,538	1,267
Deferred income taxes	(990)	(214)
Net amortization of securities discounts and premiums	1,312	1,501
Increase in cash surrender value of bank owned life insurance	(304)	(256)
Share-based compensation	370	218
Gain on sale of loans held for sale	(2,047)	(2,838)
Originations of loans held for sale	(108,638)	(115,621)
Proceeds from sale of loans held for sale	110,498	131,630
Net changes in:
Accrued interest receivable	(64)	(59)
Other assets	(4,611)	517
Accrued interest payable	16	(36)
Other liabilities	6,736	4,964
Net cash provided by operating activities	26,812	35,188
Cash flows from investing activities:
Net change in loans held for investment	(63,290)	(82,558)
Purchase of available-for-sale securities	-	(24,599)
Purchase of held-to-maturity securities	-	(12,198)
Proceeds from maturities/sales of available-for-sale securities	21,645	34,350
Proceeds from maturities of held-to-maturity securities	6,345	7,939
Purchase of bank-owned life insurance	(2,250)	-
Purchase of premises and equipment	(448)	(2,758)
Proceeds from sale of other real estate owned, net of improvements	438	302
Net change of non-marketable equity securities	(2,445)	(132)
Net cash used in investing activities	(40,005)	(79,654)
Cash flows from financing activities:
Net (decrease) increase in deposits	(32,692)	35,978
Proceeds related to exercise of stock options	720	749
Net change in short-term borrowings	50,000	103
Cash dividends paid	(3,540)	(2,867)
Net cash provided by financing activities	14,488	33,963
Net change in cash and cash equivalents	1,295	(10,503)
Cash and cash equivalents, beginning of period	51,027	67,938
Cash and cash equivalents, end of period	$52,322	$57,435
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,257	$1,551
Income taxes paid	$6,869	$6,217
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$-	$468
Unrealized gains / (losses) on securities available-for-sale	$(3,787)	$438
Measurement period adjustment to goodwill	$(335)	$-

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, which are included in the Company’s 2017 Form 10-K.  Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

Note 1 — Basis of Presentation – Continued

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Numerator
Net income	$10,467	$6,494	$19,471	$13,015
Denominator
Weighted-average number of common shares outstanding	18,679,908	17,937,926	18,639,397	17,911,125
Incremental shares assumed for stock options and RSUs	309,268	413,605	324,152	422,903
Weighted-average number of dilutive shares outstanding	18,989,176	18,351,531	18,963,549	18,334,028
Basic earnings per common share	$0.56	$0.36	$1.04	$0.73
Diluted earnings per common share	$0.55	$0.35	$1.03	$0.71

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

Note 1 — Basis of Presentation – Continued

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

Note 1 — Basis of Presentation – Continued

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.  The Company adopted this standard on January 1, 2018 using the full retrospective method.

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  Revenue streams reported as deposit fees and other service charges. which include transaction based deposit fees, and interchange fees on credit and debit cards, are within the scope of Topic 606.  The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard.  The Company’s adoption of this standard did not change the timing or the amount of revenue recognized in prior periods, however the presentation of certain costs associated with card processing will now be offset against card processing revenue in non-interest income.  The change in presentation resulted in $1.2 million of expenses for the six months ended June 30, 2018 being netted against card processing income and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $1.0 million of card processing related expenses for the six months ended June 30, 2017, were reclassified from payment and card processing expense in non-interest expense to being netted against card processing revenue in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The following table presents the impact of adopting of the new revenue standard on our Statements of Income for the six months ended June 30, 2018 and 2017:

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
		Balance without			Balance without
(Dollars in thousands, except share and per share data)	As Reported	Adoption of ASC 606	Effect of Change	As Reported	Adoption of ASC 606	Effect of Change
Non-interest income
Card Processing	$1,522	$2,749	$(1,227)	$1,287	$2,332	$(1,045)
Service charges on deposit accounts	1,377	1,377	-	1,114	1,114	-

Non-interest Expense
Card Processing	$-	$1,227	$(1,227)	$-	$1,045	$(1,045)

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2018
U.S. Government-sponsored securities	$48,953	$-	$(327)	$(590)	$48,036
Municipal securities	11,977	107	(65)	(27)	11,992
Mortgage-backed securities	177,360	27	(2,376)	(3,110)	171,901
Corporate securities	5,000	-	(12)	(218)	4,770
	$243,290	$134	$(2,780)	$(3,945)	$236,699
As of December 31, 2017
U.S. Government-sponsored securities	$48,950	$13	$(6)	$(453)	$48,504
Municipal securities	13,310	184	(22)	(18)	13,454
Mortgage-backed securities	198,100	71	(1,145)	(1,764)	195,262
Corporate securities	5,500	573	-	(237)	5,836
	$265,860	$841	$(1,173)	$(2,472)	$263,056

Amortized cost and estimated fair value of investment securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2018
Municipal securities	$67,922	$17	$(543)	$(337)	$67,059

As of December 31, 2017
Municipal securities	$74,654	$167	$(293)	$(227)	$74,301

Note 2 — Investment Securities – continued

At June 30, 2018 and December 31, 2017, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity was as follows:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$14,628	$(327)	$33,407	$(590)	$48,035	$(917)
Municipal securities	4,783	(65)	810	(27)	5,593	(92)
Mortgage-backed securities	80,778	(2,376)	88,267	(3,110)	169,045	(5,486)
Corporate securities	1,987	(12)	2,783	(218)	4,770	(230)
	$102,176	$(2,780)	$125,267	$(3,945)	$227,443	$(6,725)
Held-to Maturity
Municipal securities	$48,014	$(543)	$9,196	$(337)	$57,210	$(880)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$5,087	$(6)	$33,543	$(453)	$38,630	$(459)
Municipal securities	3,523	(22)	830	(18)	4,353	(40)
Mortgage-backed securities	112,878	(1,145)	72,859	(1,764)	185,737	(2,909)
Corporate securities	-	-	4,763	(237)	4,763	(237)
	$121,488	$(1,173)	$111,995	$(2,472)	$233,483	$(3,645)
Held-to Maturity
Municipal securities	$39,380	$(293)	$10,389	$(227)	$49,769	$(520)

The amortized cost and estimated fair value of investment securities that are available-for-sale and held-to-maturity at June 30, 2018, by contractual maturity, are as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$2,528	$2,545	$8,388	$8,370
After one year through five years	75,740	74,398	38,735	38,430
After five years through ten years	52,157	50,523	15,153	14,725
After ten years	112,865	109,233	5,646	5,534
	$243,290	$236,699	$67,922	$67,059

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of June 30, 2018, the Company held 327 investment securities with fair value less than amortized cost compared to 304 at December 31, 2017.  Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company had sales of available-for-sale securities totaling $500,000 during the six months ended June 30, 2018, which resulted in a net gain of $335,000.  There were no sales of available-for-sale securities for the six months ended June 30, 2017. There were no available-for-sale securities in a nonaccrual status at June 30, 2018 or December 31, 2017.

The Company had no sales of held-to-maturity securities during the six months ended June 30, 2018, compared to $204,000 during the six months ended June 30, 2017, which resulted in a net loss of $13,000.  The company had no held-to-maturity securities in a nonaccrual status at June 30, 2018 or December 31, 2017.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	$842,352	$784,148
Construction and land development	373,845	369,590
Total commercial real estate loans	1,216,197	1,153,738
Commercial and industrial loans	310,228	294,085
Consumer loans:
Residential and home equity	153,084	158,591
Consumer and other	16,978	25,591
Total consumer loans	170,062	184,182
Total gross loans	1,696,487	1,632,005
Net deferred loan fees	(4,528)	(4,561)
Total loans held for investment	1,691,959	1,627,444
Allowance for loan losses	(22,308)	(18,303)
Total loans held for investment, net	$1,669,651	$1,609,141

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,249	$6,808	$5,962	$642	$70	$20,731
Additions: Provisions for loan losses	1,779	(65)	(258)	(37)	56	1,475
Deductions:
Gross loan charge-offs	-	-	(97)	-	(107)	(204)
Recoveries	-	46	173	54	33	306
Net loan (charge-offs) / recoveries	-	46	76	54	(74)	102
Balance at end of period	$9,028	$6,789	$5,780	$659	$52	$22,308

Note 3 — Loans and Allowance for Loan Losses – Continued

	Three Months Ended June 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,149	$4,683	$4,222	$529	$61	$16,644
Additions: Provisions for loan losses	181	394	342	(28)	11	900
Deductions:
Gross loan charge-offs	(350)	-	(114)	-	(48)	(512)
Recoveries	177	-	39	2	21	239
Net loan (charge-offs) / recoveries	(173)	-	(75)	2	(27)	(273)
Balance at end of period	$7,157	$5,077	$4,489	$503	$45	$17,271

	Six Months Ended June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions for loan losses	2,310	409	1,067	(237)	(24)	3,525
Deductions:
Gross loan charge-offs	-	-	(290)	-	(172)	(462)
Recoveries	12	71	689	81	89	942
Net loan (charge-offs) / recoveries	12	71	399	81	(83)	480
Balance at end of period	$9,028	$6,789	$5,780	$659	$52	$22,308

	Six Months Ended June 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	556	(451)	966	84	(55)	1,100
Deductions:
Gross loan charge-offs	(350)	-	(272)	(338)	(113)	(1,073)
Recoveries	181	79	77	140	52	529
Net loan (charge-offs) / recoveries	(169)	79	(195)	(198)	(61)	(544)
Balance at end of period	$7,157	$5,077	$4,489	$503	$45	$17,271

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled debt restructured:
Real estate term	$1,580	$-
Construction and land development	320	-
Commercial and industrial	1,539	223
Residential and home equity	728	-
Consumer and other	39	-
Total non-accrual loans, not troubled debt restructured	4,206	223
Troubled debt restructured loans, non-accrual:
Real estate term	1,556	-
Construction and land development	-	-
Commercial and industrial	195	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,751	-
Total non-accrual loans	$5,957	$223

Troubled debt restructured loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$2,495	$3,307
Non-accrual troubled debt restructured loans	1,751	-
Total troubled debt restructured loans	$4,246	$3,307

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

Loans totaling $1.8 million were classified as TDR’s during the six months ended June 30, 2018.  No new TDRs occurred during the six months ended June 30, 2017.  In addition, there were no TDRs which incurred a payment default within twelve months of the restructure date during the six-month periods ended June 30, 2018 and 2017.

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2018
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$836,191	$2,659	$-	$3,136	$5,795	$366	$842,352
Construction and land development	367,187	5,920	-	320	6,240	418	373,845
Total commercial real estate	1,203,378	8,579	-	3,456	12,035	784	1,216,197
Commercial and industrial	299,280	1,932	322	1,734	3,988	6,960	310,228
Consumer:
Residential and home equity	151,450	906	-	728	1,634	-	153,084
Consumer and other	16,684	241	14	39	294	-	16,978
Total consumer	168,134	1,147	14	767	1,928	-	170,062
Total gross loans	$1,670,792	$11,658	$336	$5,957	$17,951	$7,744	$1,696,487

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$780,895	$2,243	$-	$-	$2,243	$1,010	$784,148
Construction and land development	361,845	7,095	-	-	7,095	650	369,590
Total commercial real estate	1,142,740	9,338	-	-	9,338	1,660	1,153,738
Commercial and industrial	282,638	4,210	-	223	4,433	7,014	294,085
Consumer:
Residential and home equity	156,379	2,212	-	-	2,212	-	158,591
Consumer and other	25,307	283	1	-	284	-	25,591
Total consumer	181,686	2,495	1	-	2,496	-	184,182
Total gross loans	$1,607,064	$16,043	$1	$223	$16,267	$8,674	$1,632,005

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$813,802	$18,401	$10,149	$-	$842,352	$9,028
Construction and land development	370,273	1,614	1,958	-	373,845	6,789
Total commercial real estate	1,184,075	20,015	12,107	-	1,216,197	15,817
Commercial and industrial	287,284	5,707	17,237	-	310,228	5,780
Consumer loans:
Residential and home equity	148,554	1,497	3,033	-	153,084	659
Consumer and other	16,863	46	57	12	16,978	52
Total consumer	165,417	1,543	3,090	12	170,062	711
Total	$1,636,776	$27,265	$32,434	$12	$1,696,487	$22,308

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$758,575	$13,055	$12,518	$-	$784,148	$6,706
Construction and land development	358,766	7,227	3,597	-	369,590	6,309
Total commercial real estate	1,117,341	20,282	16,115	-	1,153,738	13,015
Commercial and industrial	274,535	13,464	6,086	-	294,085	4,314
Consumer loans:
Residential and home equity	152,753	3,913	1,925	-	158,591	815
Consumer and other	25,461	45	72	13	25,591	159
Total consumer	178,214	3,958	1,997	13	184,182	974
Total	$1,570,090	$37,704	$24,198	$13	$1,632,005	$18,303

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$372	$-	$877	$3	$-	$1,252
Collectively evaluated for impairment	8,656	6,789	4,551	656	52	20,704
Purchased credit-impaired loans	-	-	352	-	-	352
Total	$9,028	$6,789	$5,780	$659	$52	$22,308
Outstanding loan balances:
Individually evaluated for impairment	$8,750	$1,549	$9,453	$2,638	$-	$22,390
Collectively evaluated for impairment	833,236	371,878	293,815	150,446	16,978	1,666,353
Purchased credit-impaired loans	366	418	6,960	-	-	7,744
Total gross loans	$842,352	$373,845	$310,228	$153,084	$16,978	$1,696,487

	December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$3	$41	$101	$-	$145
Collectively evaluated for impairment	6,706	6,306	4,273	714	159	18,158
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$6,706	$6,309	$4,314	$815	$159	$18,303
Outstanding loan balances:
Individually evaluated for impairment	$6,191	$2,568	$2,044	$1,150	$-	$11,953
Collectively evaluated for impairment	776,947	366,372	285,027	157,441	25,591	1,611,378
Purchased credit-impaired loans	1,010	650	7,014	-	-	8,674
Total gross loans	$784,148	$369,590	$294,085	$158,591	$25,591	$1,632,005

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans, excluding Purchased Credit Impaired (“PCI”) loans, is summarized as follows:

	June 30, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$11,916	$7,695	$1,055	$8,750	$372
Construction and land development	2,191	1,549	-	1,549	-
Total commercial real estate	14,107	9,244	1,055	10,299	372
Commercial and industrial	10,887	3,208	6,245	9,453	877
Consumer loans:
Residential and home equity	2,638	2,374	264	2,638	3
Consumer and other	-	-	-	-	-
Total consumer	2,638	2,374	264	2,638	3
Total	$27,632	$14,826	$7,564	$22,390	$1,252

	December 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$7,090	$6,191	$-	$6,191	$-
Construction and land development	3,485	2,372	196	2,568	3
Total commercial real estate	10,575	8,563	196	8,759	3
Commercial and industrial	6,204	1,276	768	2,044	41
Consumer loans:
Residential and home equity	1,150	229	921	1,150	101
Consumer and other	-	-	-	-	-
Total consumer	1,150	229	921	1,150	101
Total	$17,929	$10,068	$1,885	$11,953	$145

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$6,312	$43	$4,734	$6
Construction and land development	2,033	35	2,872	32
Total commercial real estate	8,345	78	7,606	38
Commercial and industrial	7,822	87	4,280	36
Consumer loans:
Residential and home equity	2,086	22	850	10
Consumer and other	-	-	-	-
Total consumer	2,086	22	850	10
Total	$18,253	$187	$12,736	$84

Note 3 — Loans and Allowance for Loan Losses – Continued

	Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$7,471	$146	$5,316	$36
Construction and land development	2,058	74	2,660	63
Total commercial real estate	9,529	220	7,976	99
Commercial and industrial	5,749	128	4,365	90
Consumer loans:
Residential and home equity	1,894	43	1,055	23
Consumer and other	-	-	-	-
Total consumer	1,894	43	1,055	23
Total	$17,172	$391	$13,396	$212

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $10.7 million at June 30, 2018 and $12.4 million at December 31, 2017. The carrying balance of PCI loans was $7.7 million at June 30, 2018 and $8.7 million at December 31, 2017.

The following table presents the changes in the accretable yield for PCI loans for the six months ended June 30, 2018, and 2017:

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$8,536	$573
Accretion to interest income	(1,943)	(18)
Reclassification from non-accretable discount	189	9
Balance, end of period	$6,782	$564

As of June 30, 2018 and December 31, 2017, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $3.0 million and $3.7 million, respectively.

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3.8 million and $3.4 million as of June 30, 2018, and December 31, 2017, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $1.3 million and $330,000 as of June 30, 2018, and December 31, 2017, respectively.  Deposits from affiliates were $8.2 million and $7.1 million as of June 30, 2018 and December 31, 2017, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, including unsecured commitments of $16,481 and $13,625 as of June 30, 2018 and December 31, 2017, respectively	$587,699	$637,029
Stand-by letters of credit and bond commitments, including unsecured commitments of $455 and $440 as of June 30, 2018 and December 31, 2017, respectively	28,892	27,943
Unused credit card lines, all unsecured	22,045	24,949

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

Note 5 — Fair Value

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available

•

Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

•

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

Note 5 — Fair Value - Continued

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair values of investment securities are priced using current active market quotes, if available, which are considered Level 1 measurements. For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value. These measurements are considered Level 2.

Non-marketable securities: The fair value is based upon the redemption value of the stock, which equates to its carrying value.

Loans Held for Sale: The carrying amount of these items is a reasonable estimate of their fair value.

Loans held for investment: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

Bank-owned life insurance: The fair value of BOLI policies owned is based on the various insurance contracts' cash surrender value.

Deposits: The carrying amount of deposits with no stated maturity, such as savings and checking accounts, is a reasonable estimate of their fair value. The market value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered on comparable instruments.

Short-term borrowings: Short-term borrowing are overnight advances with the FHLB and their carrying amount is considered a reasonable approximation of their fair value.

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$52,322	$52,322	$51,027	$51,027
Securities - available-for-sale	2	236,699	236,699	263,056	263,056
Securities - held-to-maturity	2	67,922	67,059	74,654	74,301
Non-marketable securities	2	6,151	6,151	3,706	3,706
Loans held for sale	2	11,058	11,058	10,871	10,871
Loans held for investment	3	1,669,651	1,664,262	1,609,141	1,607,388
Bank-owned life insurance	1	26,120	26,120	23,566	23,566

Financial Liabilities:
Total deposits	2	$1,781,940	$1,556,471	$1,814,632	$1,596,966
Short-term borrowings	2	90,000	90,000	40,000	40,000

Note 5 — Fair Value - Continued

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2018
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$236,699	$-	$236,699
Fair valued on a non-recurring basis:
Impaired loans	-	-	6,312	6,312

As of December 31, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$263,056	$-	$263,056
Fair valued on a non-recurring basis:
Impaired loans	-	-	1,740	1,740

Note 6 — Income Taxes

Income tax expense was $3.3 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate for the second quarter of 2018 was 23.9% compared with 35.6% in the second quarter of 2017. The tax rate in the second quarter of 2018 is lower than the same quarter in 2017 due primarily to the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased from 11.46% at December 31, 2017 to 11.48% as of June 30, 2018. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits which as of June 30, 2018 and December 31, 2017 were $17.0 million and $19.0 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the six months ended June 30, 2018, the Company granted options for the purchase of 26,400 common shares, which have a weighted average exercise price of $31.42 per share and a weighted average fair value as of the date of grant of $3.3944 per share.  Additionally, the Company granted 27,788 restricted stock units (“RSU”) at a weighted-average fair value of $30.30 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $370,000 and $218,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 9 — Acquisition Related Measurement Period Adjustments

During the six months ended June 30, 2018, the Company made acquisition related measurement period adjustments of $335,000.  Changes to initially estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. The adjustments to goodwill related to changes in the preliminary goodwill recorded for the acquisition of Town & Country Bank and were related to loan valuations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	risks associated with the integration of current and future acquisitions
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security
•	technological changes;
•	regulatory or judicial proceedings; and
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

Mergers & Acquisitions

Utah Branches from Banner Bank — On October 6, 2017, we completed our acquisition of $257 million in loans and seven Utah branch locations with $160 million in low-cost core deposits from Banner Corporation’s subsidiary Banner Bank.  The Bank paid a deposit premium of $13.8 million based on average deposits at closing.  The seven branch locations in Utah include Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into our existing Bank of American Fork Bountiful and Orem branches, respectively.  We are operating these acquired branches under the name of Bank of American Fork, a division of PIB.

Town & Country Bank — On November 13, 2017, we completed the merger of Town & Country Bank located in St. George, Utah, including the acquisition of $117 million in loans and the assumption of $124 million in deposits.  We consolidated our existing St. George branch and Town & Country’s branch into one branch.  Under the terms of the merger, each outstanding Town & Country common share converted into the right to receive 0.2917 PUB common shares and $4.23 per common share in cash, including $2.0 million of cash held in escrow that is subject to indemnification claims.  Town & Country shareholders also received an additional cash distribution of $1.68 per common share in cash.  A total of 466,546 PUB common shares were issued in this transaction.  We operate this branch under the name of People’s Town & Country Bank, a division of PIB.

Non-GAAP Financial Measures

In addition to financial results presented in accordance with generally accepted accounting principles ("GAAP"), this Management’s Discussion & Analysis contains certain non-GAAP financial measures.  We have presented these non-GAAP financial measures because we believe that they provide useful and comparative information to assess trends in our core operations and facilitates the comparison of our financial performance with the performance of our peers and the comparative years presented. We have excluded acquisition related costs, net gains and losses on the sale of certain securities, and the write-down of our deferred income tax assets due to the reduction in the Federal corporate income tax rate to derive non-GAAP financial information related to the company’s core operations.  The Company believes this non-GAAP financial information is useful in understanding the Company’s core financial performance.

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

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Revenue from Core Operations	2018	2018	2017	2018	2017
Net interest income (GAAP)	$26,978	$25,944	$18,976	$52,922	$36,759
Total non-interest income	4,066	3,718	3,837	7,784	7,429
Total GAAP revenues	31,044	29,662	22,813	60,706	44,188
Exclude net (gain)/ loss on sale of investment securities	(333)	-	-	(333)	-
Revenue from core operations (non-GAAP)	$30,711	$29,662	$22,813	$60,373	$44,188

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Non-interest Income from Core Operations	2018	2018	2017	2018	2017
Total non-interest income (GAAP)	$4,066	$3,718	$3,837	$7,784	$7,429
Exclude net (gain)/ loss on sale of investment securities	(333)	-	-	(333)	-
Non-interest income from core operations (non-GAAP)	$3,733	$3,718	$3,837	$7,451	$7,429

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Non-interest Expense from Core Operations	2018	2018	2017	2018	2017
Total non-interest expense (GAAP)	$15,823	$16,048	$11,835	$31,871	$23,749
Exclude acquisition-related costs	(1)	(349)	(175)	(350)	(175)
Non-interest expense from core operations (non-GAAP)	$15,822	$15,699	$11,660	$31,521	$23,574

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Net Income from Core Operations	2018	2018	2017	2018	2017
Net income (GAAP)	$10,467	$9,004	$6,494	$19,471	$13,015
Exclude net (gain)/ loss on sale of investment securities	(333)	-	-	(333)	-
Exclude acquisition-related costs	1	349	175	350	175
Exclude tax related benefit	79	(77)	(62)	(4)	(57)
Write down of deferred income tax assets (DTA)	-	-	-	-	-
Net income (non-GAAP)	$10,214	$9,276	$6,607	$19,484	$13,133

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

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Acquisition Accounting Impact on Net Interest Margin	2018	2018	2017	2018	2017
Net interest income (GAAP)	$26,978	$25,944	$18,976	$52,922	$36,759
Exclude discount accretion (premium amortization) on purchased loans	(777)	(1,167)	(8)	(1,944)	(18)
Exclude premium amortization on acquired certificates of deposit ("CD")	(35)	(35)	(69)	(70)	(137)
Net interest income before acquisition accounting impact (Non-GAAP)	$26,166	$24,742	$18,899	$50,908	$36,604

Average earning assets (GAAP)	$2,058,125	$2,017,090	$1,614,867	$2,037,721	$1,600,171
Exclude average net loan discount on acquired loans	10,146	11,924	866	11,030	866
Average earning assets before acquired loan discount (Non-GAAP)	$2,068,271	$2,029,014	$1,615,733	$2,048,751	$1,601,037

Net interest margin ("NIM") (GAAP)	5.26%	5.22%	4.71%	5.24%	4.63%
Exclude impact on NIM from discount accretion	-0.15%	-0.23%	0.00%	-0.19%	0.00%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	-0.02%	-0.01%	-0.02%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	5.10%	4.98%	4.69%	5.04%	4.61%

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Additional Non-GAAP Financial Information	2018	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$0.55	$0.48	$0.35	$1.03	$0.71
Diluted earnings per share (non-GAAP)	$0.54	$0.49	$0.36	$1.03	$0.72

Efficiency ratio (GAAP)	50.97%	54.10%	51.88%	52.50%	53.75%
Efficiency ratio (non-GAAP)	51.52%	52.93%	51.11%	52.21%	53.35%

Non-interest income to average assets (GAAP)	0.75%	0.70%	0.91%	0.73%	0.89%
Non-interest income to average assets (non-GAAP)	0.69%	0.70%	0.91%	0.70%	0.89%

Non-interest expense to average assets (GAAP)	2.91%	3.04%	2.79%	2.97%	2.85%
Non-interest expense to average assets (non-GAAP)	2.91%	2.97%	2.75%	2.94%	2.83%

Return on average assets (GAAP)	1.93%	1.70%	1.53%	1.82%	1.56%
Return on average assets (non-GAAP)	1.88%	1.75%	1.56%	1.82%	1.58%

Return on average equity (GAAP)	15.60%	13.96%	10.91%	14.79%	11.17%
Return on average equity (non-GAAP)	15.22%	14.38%	11.10%	14.80%	11.27%

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands, except share data)	2018	2018	2017	2017
Selected Balance Sheet Information:
Book value per share	$14.54	$14.13	$13.91	$13.37
Tangible book value per share	$12.97	$12.57	$12.29	$13.34
Non-performing loans to total loans	0.51%	0.44%	0.18%	0.64%
Non-performing assets to total assets	0.40%	0.34%	0.18%	0.47%
Allowance for loan losses to loans held for investment	1.32%	1.23%	1.12%	1.44%
Loans to Deposits	94.32%	92.86%	89.27%	81.57%

Asset Quality Data:
Non-performing loans	$8,649	$7,398	$2,899	$7,611
Non-performing assets	8,649	7,398	3,893	8,079

Capital Ratios:
Tier 1 leverage capital (1)	11.48%	11.26%	11.46%	14.15%
Total risk-based capital (1)	15.22%	14.71%	14.67%	19.82%
Average equity to average assets	12.36%	12.20%	13.58%	14.06%
Tangible common equity to tangible assets (3)	11.36%	11.00%	10.87%	13.93%

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2018
Selected Financial Information:
Basic earnings per share	$0.56	$0.48	$0.36	$1.04	$0.73
Diluted earnings per share	$0.55	$0.48	$0.35	$1.03	$0.71
Net interest margin (2)	5.26%	5.22%	4.71%	5.24%	4.63%
Efficiency ratio	50.97%	54.10%	51.88%	52.50%	53.75%
Non-interest income to average assets	0.75%	0.70%	0.91%	0.73%	0.89%
Non-interest expense to average assets	2.91%	3.04%	2.79%	2.97%	2.85%
Return on average assets	1.93%	1.70%	1.53%	1.82%	1.56%
Return on average equity	15.60%	13.96%	10.91%	14.79%	11.14%
Net charge-offs / (recoveries)	(102)	(378)	273	(480)	544
Annualized net charge-offs / (recoveries) to average loans	-0.02%	-0.09%	0.09%	-0.06%	0.09%

(1)	Tier 1 leverage capital and Total risk-based capital as of June 30, 2018 are estimates.
(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $29,306,000, $29,088,000, and $533,000 at June 30, 2018, March 31, 2018, and June 30, 2017, respectively.

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

	Three Months Ended
	June 30, 2018			June 30, 2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$15,533	$64	1.65%	$21,594	$56	1.04%
Securities: (1)
Taxable securities	241,724	1,192	1.98%	319,878	1,309	1.64%
Non-taxable securities (2)	79,949	369	1.85%	93,686	432	1.85%
Total securities	321,673	1,561	1.95%	413,564	1,741	1.69%
Loans (3)
Real estate term	903,637	12,860	5.71%	620,616	8,567	5.54%
Construction and land development	368,823	7,303	7.94%	238,412	4,659	7.84%
Commercial and industrial	317,629	5,281	6.67%	218,937	3,273	6.00%
Residential and home equity	105,219	1,380	5.26%	81,765	1,157	5.68%
Consumer and other	17,940	249	5.58%	17,672	267	6.05%
Total loans	1,713,248	27,073	6.34%	1,177,402	17,923	6.11%

Non-marketable equity securities	7,671	58	3.04%	2,307	5	0.78%
Total interest earning assets	2,058,125	28,756	5.60%	1,614,867	19,725	4.90%
Allowance for loan losses	(21,073)			(16,658)
Non-interest earning assets	140,723			100,457
Total average assets	$2,177,775			$1,698,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$733,223	$492	0.27%	$660,564	$438	0.27%
Money market accounts	207,663	176	0.34%	168,021	73	0.17%
Certificates of deposit	185,936	468	1.01%	151,976	210	0.55%
Total interest bearing deposits	1,126,822	1,136	0.40%	980,561	721	0.29%
Short-term borrowings	128,288	642	2.01%	12,428	28	0.89%
Total interest bearing liabilities	1,255,110	1,778	0.57%	992,989	749	0.30%
Non-interest bearing deposits	642,063			454,235
Total funding	1,897,173	1,778	0.38%	1,447,224	749	0.21%
Other non-interest bearing liabilities	11,433			12,677
Shareholders’ equity	269,169			238,765
Total average liabilities and shareholders’ equity	$2,177,775			$1,698,666
Net interest income		$26,978			$18,976
Interest rate spread			5.04%			4.60%
Net interest margin			5.26%			4.71%

(1)	Excludes average unrealized losses of $6.4 million and $786,000 for the three months ended June 30, 2018 and 2017, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $123,000 and $233,000 for the three months ended June 30, 2018 and 2017, respectively.
(3)	Loan interest income includes loan fees of $1.7 million and $1.6 million for the three months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018			June 30, 2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$14,501	$109	1.51%	$31,168	$135	0.87%
Securities: (1)
Taxable securities	247,078	2,406	1.96%	317,342	2,510	1.59%
Non-taxable securities (2)	81,226	751	1.86%	92,930	854	1.85%
Total securities	328,304	3,157	1.94%	410,272	3,364
Loans (3)
Real estate term	879,444	25,024	5.74%	604,327	16,575	5.53%
Construction and land development	367,787	14,178	7.77%	237,330	9,060	7.70%
Commercial and industrial	315,838	10,371	6.62%	214,774	6,489	6.09%
Residential and home equity	106,060	2,716	5.16%	82,481	2,131	5.21%
Consumer and other	18,893	567	6.05%	17,749	512	5.82%
Total loans	1,688,022	52,856	6.31%	1,156,661	34,767	6.06%

Non-marketable equity securities	6,894	73	2.15%	2,070	8	0.77%
Total interest earning assets	2,037,721	56,195	5.56%	1,600,171	38,274	4.82%
Allowance for loan losses	(19,901)			(16,713)
Non-interest earning assets	142,940			99,498
Total average assets	$2,160,760			$1,682,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$725,774	$943	0.26%	$660,026	$876	0.27%
Money market accounts	215,946	333	0.31%	171,221	178	0.21%
Certificates of deposit	192,705	927	0.97%	154,131	432	0.56%
Total interest bearing deposits	1,134,425	2,203	0.39%	985,378	1,486	0.30%
Short-term borrowings	114,498	1,070	1.88%	7,856	29	0.74%
Total interest bearing liabilities	1,248,923	3,273	0.53%	993,234	1,515	0.31%
Non-interest bearing deposits	635,503			442,861
Total funding	1,884,426	3,273	0.35%	1,436,095	1,515	0.21%
Other non-interest bearing liabilities	10,925			11,326
Shareholders’ equity	265,409			235,535
Total average liabilities and shareholders’ equity	$2,160,760			$1,682,956
Net interest income		$52,922			$36,759
Interest rate spread			5.03%			4.52%
Net interest margin			5.24%			4.63%

(1)	Excludes average unrealized losses of $5.3 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $250,000 and $460,000 for the three months ended June 30, 2018 and 2017, respectively.
(3)	Loan interest income includes loan fees of $3.3 million and $3.0 million for the three months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(19)	$27	$8	$(94)	$68	$(26)
Taxable securities	(356)	239	(117)	(619)	515	(104)
Non-taxable securities	(63)	-	(63)	(108)	5	(103)
Total securities	(419)	239	(180)	(727)	520	(207)
Loans
Real estate term	4,020	273	4,293	7,807	642	8,449
Construction and land development	2,582	62	2,644	5,028	90	5,118
Commercial and industrial	1,608	400	2,008	3,277	605	3,882
Residential and home equity	313	(90)	223	604	(19)	585
Consumer and other	3	(21)	(18)	34	21	55
Total Loans	8,526	624	9,150	16,750	1,339	18,089

Non-marketable equity securities	24	29	53	37	28	65
Total interest income	8,112	919	9,031	15,966	1,955	17,921
Interest expense:
Demand and savings accounts	49	5	54	86	(19)	67
Money market accounts	20	83	103	54	101	155
Certificates of deposit	55	203	258	128	367	495
Short-term borrowings	541	73	614	935	106	1,041
Total interest expense	665	364	1,029	1,203	555	1,758
Net interest income	$7,447	$555	$8,002	$14,763	$1,400	$16,163

Net interest income increased $8.0 million to $27.0 million for the three months ended June 30, 2018 compared with $19.0 million for the same period of 2017.  The increase is primarily the result of average interest earning assets increasing $443 million, and yields on interest earning assets increasing 70 basis points for the same comparable period to 5.60% for the three months ended June 30, 2018. The increase in average interest earning assets was the result of both organic growth and the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  Higher yields on interest earning assets was primarily the result of yields on loans increasing 23 basis points to 6.34% for the same comparable period and the percentage of average loans to total average interest earning assets increasing to 83.24% for the three months ended June 30, 2018 compared with 72.91% for the same period of 2017.

Total cost of interest-bearing liabilities increased 27 basis points to 0.57% for the second quarter of 2018 and is the result of a $116 million increase in short-term borrowing at a borrowing rate of 2.01% during the second quarter of 2018, and the cost of interest-bearing deposits increasing 11 basis points to 0.40% for the second quarter of 2018 compared with the same period a year earlier.  The Company expects the increase in cost of interest-bearing deposits to accelerate over the next several quarters as financial institutions increase their competitive deposit pricing.

Net interest margins increased 55 basis points to 5.26% for the second quarter of 2018 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premiums, added 16 basis points to the net interest margin in the second quarter of 2018.

Net interest income increased $16.2 million to $52.9 million for the six months ended June 30, 2018 compared with $36.8 million for the same period of 2017.  The increase is primarily the result of average interest earning assets increasing $438 million, and yields on interest earning assets increasing 74 basis points for the same comparable period to 5.56% for the six months ended June 30, 2018. The increase in average interest earning assets was the result of both organic growth and the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  Higher yields on interest earning assets was primarily the result of yields on loans increasing 25 basis points to 6.31% for the same comparable period and the percentage of average loans to total average interest earning assets increasing to 82.84% for the six months ended June 30, 2018 compared with 72.28% for the same period of 2017.

Total cost of interest-bearing liabilities increased 22 basis points to 0.53% for the six months ended June 30, 2018, and is the result of a $106.6 million increase in short-term borrowing at a borrowing rate of 1.88% during the six months ended June 30, 2018, and the cost of interest-bearing deposits increasing 9 basis points to 0.39% for the six months ended June 30, 2018, compared with the same period a year earlier.  The Company expects the increase in cost of interest-bearing deposits to accelerate over the next several quarters as financial institutions increase their competitive deposit pricing.

Net interest margins increased 61 basis points to 5.24% for the six months ended June 30, 2018, compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premiums, added 20 basis points to the net interest margin in the six months ended June 30, 2018.

Financial Overview for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Interest income	$28,756	$19,725	$9,031	45.8%
Interest expense	1,778	749	(1,029)	-137.4%
Net interest income	26,978	18,976	8,002	42.2%
Provision for loan losses	1,475	900	(575)	-63.9%
Net interest income after provision for loan losses	25,503	18,076	7,427	41.1%
Non-interest income	4,066	3,837	229	6.0%
Non-interest expense	15,823	11,835	(3,988)	-33.7%
Income before income tax expense	13,746	10,078	3,668	36.4%
Income tax expense	3,279	3,584	305	8.5%
Net income	$10,467	$6,494	$3,973	61.2%

Net Income. Net income increased $4.0 million to $10.5 million for the three months ended June 30, 2018, compared with $6.5 million for the three months ended June 30, 2017. This was primarily attributable to an increase in net interest income of $8.0 million, an increase in non-interest income of $0.2 million, a decrease in income tax expense of $0.3 million, offset by an increase in non-interest expense of $4.0 million, and an increase in provision for loan losses of $0.6 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended June 30, 2018 compared with the same quarter in 2017 was primarily driven by interest earned on a higher average loan volume attributable to both organic growth and our two acquisition transactions in 2017.  Interest expense in the three months ended June 30, 2018 increased from the same period in 2017 due to an increase in average short-term borrowings and deposits outstanding, and an increase in the cost of short-term borrowings and deposits.

The yield on our average interest earning assets was 5.60% for the three months ended June 30, 2018 compared with 4.90% for the same period of 2017.  The cost of total funding increased in the three months ended June 30, 2018 to 0.38% from 0.21% in the comparable quarter in 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

Provision for loan losses was $1.5 million for the three months ended June 30, 2018 compared with $0.9 million for the same period of 2017. The increase in provision for loan losses is due primarily to the increase in allowance for loan losses to loans held for investment, excluding specific reserves, and a $0.3 million increase in specific reserves on classified loans.  The Company incurred net recoveries of $0.1 million in the second quarter of 2018 compared with net charge-offs of $0.3 million in the second quarter of 2017.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Mortgage banking	$1,505	$1,960	$(455)	-23.2%
Card processing	799	692	107	15.5%
Service charges on deposit accounts	704	578	126	21.8%
Net gain (loss) on sale of investment securities	333	1	332	33200.0%
Other operating	725	606	119	19.6%
Total non-interest income	$4,066	$3,837	$229	6.0%

Noninterest income was $4.1 million for the second quarter of 2018 compared with $3.8 million the same period a year ago.   The increase was primarily due to gain on sale of securities, an increase in card processing fees and service charges on deposit accounts, offset by lower mortgage banking income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Salaries and employee benefits	$10,196	$7,762	$(2,434)	-31.4%
Occupancy, equipment and depreciation	1,411	1,088	(323)	-29.7%
Data processing	1,063	661	(402)	-60.8%
Marketing and advertising	321	349	28	8.0%
FDIC premiums	299	130	(169)	-130.0%
Acquisition-related costs	1	175	174	99.4%
Other	2,532	1,670	(862)	-51.6%
Total non-interest expense	$15,823	$11,835	$(3,988)	-33.7%

Non-interest expense was $15.8 million for the three months ended June 30, 2018 compared with $11.8 million for the same period of 2017.  Non-interest expense for the three months ended June 30, 2018 increased as a result of $2.4 million of higher salaries and employee benefits primarily from the addition of employees retained from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.3 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.4 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions.  The Company’s efficiency ratio was 50.97% for the three months ended June 30, 2018 compared with 51.88% for the same period of 2017.

Income Tax Expense. We recorded income tax expense of $3.3 million for the three months ended June 30, 2018 compared with $3.6 million for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was 23.9% compared with 35.6% in the corresponding three months of 2017. The tax rate for the three months ended June 30, 2018 is lower than the same quarter in 2017 as a result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Financial Overview for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Interest income	$56,195	$38,274	$17,921	46.8%
Interest expense	3,273	1,515	(1,758)	-116.0%
Net interest income	52,922	36,759	16,163	44.0%
Provision for loan losses	3,525	1,100	(2,425)	-220.5%
Net interest income after provision for loan losses	49,397	35,659	13,738	38.5%
Non-interest income	7,784	7,429	355	4.8%
Non-interest expense	31,871	23,749	(8,122)	-34.2%
Income before income tax expense	25,310	19,339	5,971	30.9%
Income tax expense	5,839	6,324	485	7.7%
Net income	$19,471	$13,015	$6,456	49.6%

Net Income. Net income increased $6.5 million to $19.5 million for the six months ended June 30, 2018, compared with $13.0 million for the six months ended June 30, 2017. This was primarily attributable to an increase in net interest income of $16.2 million, an increase in non-interest income of $0.4 million, a decrease in income tax expense of $0.5 million, offset by an increase in non-interest expense of $8.1 million and an increase in provision for loan losses of $2.4 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the six months ended June 30, 2018 compared with the same period in 2017 was primarily driven by interest earned on a higher average loan volume attributable to both organic growth and our two acquisition transactions in 2017.  Interest expense in the six months ended June 30, 2018 increased from the same period in 2017 due to an increase in average short-term borrowings and deposits outstanding, and an increase in the cost of short-term borrowings and deposits.

The yield on our average interest earning assets was 5.56% for the six months ended June 30, 2018 compared with 4.82% for the same period of 2017.  The cost of total funding increased in the six months ended June 30, 2018 to 0.35% from 0.21% in the comparable period in 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

Provision for loan losses was $3.5 million for the six months ended June 30, 2018 compared with $1.1 million for the same period of 2017. The increase in provision for loan losses is due primarily to the increase in allowance for loan losses to loans held for investment, excluding specific reserves, and a $1.5 million increase in specific reserves on classified loans.  The Company incurred net recoveries of $0.5 million in the six months ended June 30, 2018 compared with net charge-offs of $0.5 million in the comparable period in 2017.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Mortgage banking	$3,143	$3,939	$(796)	-20.2%
Card processing	1,522	1,287	235	18.3%
Service charges on deposit accounts	1,377	1,114	263	23.6%
Net gain (loss) on sale of investment securities	335	(10)	345	3450.0%
Other operating	1,407	1,099	308	28.0%
Total non-interest income	$7,784	$7,429	$355	4.8%

Noninterest income was $7.8 million for the six months ended June 30, 2018 compared with $7.4 million the same period a year ago.   The increase was primarily due to gain on sale of securities, an increase in card processing fees and service charges on deposit accounts, offset by lower mortgage banking income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Salaries and employee benefits	$20,619	$15,729	$(4,890)	-31.1%
Occupancy, equipment and depreciation	2,954	2,205	(749)	-34.0%
Data processing	1,933	1,336	(597)	-44.7%
Marketing and advertising	767	611	(156)	-25.5%
FDIC premiums	628	256	(372)	-145.3%
Acquisition-related costs	350	175	(175)	-100.0%
Other	4,620	3,437	(1,183)	-34.4%
Total non-interest expense	$31,871	$23,749	$(8,122)	-34.2%

Non-interest expense was $31.9 million for the six months ended June 30, 2018 compared with $23.7 million for the same period of 2017.  Non-interest expense for the six months ended June 30, 2018 increased as a result of $4.9 million of higher salaries and employee benefits primarily from the addition of employees retained from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.7 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.6 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions.  The Company’s efficiency ratio was 52.50% for the six months ended June 30, 2018 compared with 53.75% for the same period of 2017.

Income Tax Expense. We recorded an income tax expense of $5.8 million for the six months ended June 30, 2018 compared with $6.3 million for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was 23.1% compared with 32.7% in the corresponding three months of 2017. The tax rate for the six months ended June 30, 2018 is lower than the same period in 2017 as a result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Financial Condition

Total assets were $2.16 billion at June 30, 2018, a 1.8% increase compared with December 31, 2017. Total loans held for investment were $1.69 billion at June 30, 2018, an increase of 4.0% from December 31, 2017. Total deposits were $1.78 billion at June 30, 2018, a decrease of 1.8% compared with December 31, 2017.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Loans held for sale	$11,058	$10,871

Loans held for investment:
Commercial real estate loans:
Real estate term	$842,352	$784,148
Construction and land development	373,845	369,590
Total commercial real estate loans	1,216,197	1,153,738
Commercial and industrial loans	310,228	294,085
Consumer loans:
Residential and home equity	153,084	158,591
Consumer and other	16,978	25,591
Total consumer loans	170,062	184,182
Total gross loans	1,696,487	1,632,005
Net deferred loan fees	(4,528)	(4,561)
Total loans held for investment	1,691,959	1,627,444
Allowance for loan losses	(22,308)	(18,303)
Total loans held for investment, net	$1,669,651	$1,609,141

	June 30,	December 31,
(Percentage of total loans held for investment)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	49.7%	48.1%
Construction and land development	22.0%	22.6%
Total commercial real estate loans	71.7%	70.7%
Commercial and industrial loans	18.3%	18.0%
Consumer loans:
Residential and home equity	9.0%	9.7%
Consumer and other	1.0%	1.6%
Total consumer loans	10.0%	11.3%
Total loans held for investment	100.0%	100.0%

We originate certain residential mortgage loans for sale to investors that are carried at cost. Due to the short period held, generally less than 90 days, we consider the carrying value of these loans held for sale to be the approximate fair value.

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

Contractual maturities at June 30, 2018 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$118,894		$198,520	$524,938	$842,352	$117,637	$605,821
Construction and land development	294,087		47,292	32,466	373,845	24,062	55,696
Total commercial real estate loans	412,981		245,812	557,404	1,216,197	141,699	661,517
Commercial and industrial loans	121,232		141,357	47,639	310,228	104,144	84,852
Consumer loans:
Residential and home equity	18,734		34,124	100,226	153,084	17,434	116,916
Consumer and other	6,961		7,898	2,119	16,978	9,459	558
Total consumer loans	25,695		42,022	102,345	170,062	26,893	117,474
Total gross loans held for investment	$559,908	(1)	$429,191	$707,388	$1,696,487	$272,736	$863,843	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.4 billion or 83.9% of total loans at June 30, 2018.

Concentrations. As of June 30, 2018, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.7% of total loans held for investment, of which 49.7% are real estate term loans, 22.0% are construction and land development loans, and 9.0% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has increased to 18.3% at June 30, 2018 from 18.0% at December 31, 2017.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled-debt restructured
Real estate term	$1,580	$-
Construction and land development	320	-
Commercial and industrial	1,539	223
Residential and home equity	728	-
Consumer and other	39	-
Total non-accrual, not troubled-debt restructured loans	4,206	223
Troubled-debt restructured loans non-accrual
Real estate term	1,556	-
Construction and land development	-	-
Commercial and industrial	195	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,751	-
Total non-accrual loans (1)	5,957	223
Accruing loans past due 90 days or more	336	1
Total non-performing loans (NPL)	6,293	224

OREO	-	994
Total non-performing assets (NPA) (2)	$6,293	$1,218
Accruing troubled debt restructured loans	$2,495	$3,307
Non-accrual troubled debt restructured loans	1,751	-
Total troubled debt restructured loans	$4,246	$3,307
Selected ratios:
NPL to total loans	0.52%	0.18%
NPA to total assets	0.40%	0.18%
(1)

We estimate that approximately $222,000 and $185,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of June 30, 2018 and December 31, 2017 have not been reduced by U.S. government guarantees of $1.2 million and $16,000, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDR loans were $4.2 million and $3.6 million at June 30, 2018 and December 31, 2017, respectively. Our TDR loans are considered impaired loans of which $1.75 million and $296,000 at June 30, 2018 and December 31, 2017, respectively, are designated as non-accrual.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$994	$245
Additions	-	468
Write-downs	-	-
Sales	(994)	(245)
Balance, end of period	$-	$468

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance for loan losses:
Beginning balance	$20,731	$16,644	$18,303	$16,715
Loans charged off:
Real estate term	-	(350)	-	(350)
Construction and land development	-	-	-	-
Commercial and industrial	(97)	(114)	(290)	(272)
Residential and home equity	-	-	-	(338)
Consumer and other	(107)	(48)	(172)	(113)
Total charge-offs	(204)	(512)	(462)	(1,073)
Recoveries:
Real estate term	-	177	12	181
Construction and land development	46	-	71	79
Commercial and industrial	173	39	689	77
Residential and home equity	54	2	81	140
Consumer and other	33	21	89	52
Total recoveries	306	239	942	529
Net loan (charge-offs) recoveries	102	(273)	480	(544)
Provision for loan losses	1,475	900	3,525	1,100
Ending balance	$22,308	$17,271	$22,308	$17,271
Loans held for investment	$1,691,959	$1,201,391	$1,691,959	$1,201,391
Average loans	1,713,248	1,177,402	1,688,022	1,156,661
Non-performing loans	8,649	7,611	8,649	7,611
Selected ratios:
Net loan charge-offs (recoveries) to average loans	-0.02%	0.09%	-0.06%	0.09%
Provision for loan losses to average loans	0.35%	0.31%	0.42%	0.19%
Allowance for loan losses to loans held for investment	1.32%	1.44%	1.32%	1.44%

The allowance for loan losses to loans held for investment was 1.32% at June 30, 2018 compared with 1.44% at June 30, 2017.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining discounts on acquired loans were $9.7 million at June 30, 2018.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial real estate loans:
Real estate term	$9,028	$6,706
Construction and land development	6,789	6,309
Total commercial real estate loans	15,817	13,015
Commercial and industrial loans	5,780	4,314
Consumer loans:
Residential and home equity	659	815
Consumer and other	52	159
Total consumer loans	711	974
Total	$22,308	$18,303

Investments

Investment securities were $304.6 million at June 30, 2018 and $337.7 million at December 31, 2017. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. At June 30, 2018, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$48,036	$48,504
Municipal securities	11,992	13,454
Mortgage-backed securities	171,901	195,262
Corporate securities	4,770	5,836
Total	236,699	263,056
Held-to-maturity securities: (Amortized Cost)
Municipal securities	67,922	74,654
Total investment securities	$304,621	$337,710

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2018:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$-	0.00%	$48,953	1.54%	$-	0.00%	$-	0.00%	$48,953	1.54%
Municipal securities	2,528	3.56%	5,589	2.81%	3,860	2.14%	-	0.00%	11,977	2.76%
Mortgage-backed securities	-	0.00%	19,198	1.56%	45,297	1.88%	112,865	2.29%	177,360	2.10%
Other securities	-	0.00%	2,000	3.36%	3,000	4.00%	-	0.00%	5,000	3.75%
Total	2,528	3.56%	75,740	1.69%	52,157	2.02%	112,865	2.29%	243,290	2.06%
Held-to-maturity securities:
Municipal securities	8,388	1.37%	38,735	1.65%	15,153	1.98%	5,646	2.40%	67,922	1.75%
Total investment securities	$10,916	1.88%	$114,475	1.67%	$67,310	2.01%	$118,511	2.29%	$311,212	1.99%

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

Deposits

Total deposits were $1.78 billion at June 30, 2018 and $1.81 billion at December 31, 2017. The slight decrease in total deposits is attributed primarily to approximately $27.0 million in deposit run-off from the merged Town & Country Bank. Non-interest bearing demand deposits were $646.6 million, or 36.3% of total deposits at June 30, 2018 compared with $641.1 million, or 35.3% of total deposits at December 31, 2017. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $250,000, and certificates of deposit of $250,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$635,503	0.00%	$442,861	0.00%
Interest bearing deposits:
Interest bearing demand and savings	725,774	0.26%	660,026	0.27%
Money market	215,946	0.31%	171,221	0.21%
Certificates of deposit less than $250,000	156,549	0.87%	128,322	0.46%
Certificates of deposit greater than or equal to $250,000	36,156	1.41%	25,809	1.06%
Total interest bearing deposits	1,134,425	0.39%	985,378	0.30%
Total	$1,769,928	0.25%	$1,428,239	0.21%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

June 30,
(Dollars in thousands)	2018
Due in three months or less	$3,102
Due in over three months through six months	4,506
Due in over six months through twelve months	4,120
Due in over twelve months	21,154
Total	$32,882

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  We expect that deposit cost will continue to increase in future quarters.

Shareholders’ Equity

Shareholders’ equity totaled $271.6 million at June 30, 2018, an increase of $14.2 million or 5.5% since December 31, 2017. The increase in shareholders’ equity for the six months ended June 30, 2018 was primarily due to an increase of $1.1 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $19.5 million for the period less dividends paid of $3.5 million.

Dividends of $0.19 per share were declared during the six months ended June 30, 2018 representing 18.2% of the net income for the same period. We announced a quarterly dividend of $0.11 per share on July 26, 2018, payable on August 13, 2018 for shareholders’ of record on August 6, 2018.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	June 30,	December 31,	June 30,
	Percentage)	2018	2017	2017
Common equity tier 1 capital	6.50%	13.97%	13.51%	18.55%
Tier 1 risk-based capital	8.00%	13.97%	13.51%	18.55%
Total risk-based capital	10.00%	15.22%	14.67%	19.82%
Tier 1 leverage capital ratio	5.00%	11.48%	11.46%	14.15%

PUB and the Bank were well-capitalized at June 30, 2018, December 31, 2017 and June 30, 2017 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of June 30, 2018:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$587,699	$377,727	$109,928	$17,777	$82,267
Standby letters of credit	28,892	28,892	-	-	-
Credit cards	22,045	22,045	-	-	-
Total	$638,636	$428,664	$109,928	$17,777	$82,267

Contractual Obligations

The following table sets forth our significant contractual obligations as of June 30, 2018:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$180,594	$90,529	$50,808	$32,173	$7,084
Deposits without stated maturity	1,601,346	1,601,346	-	-	-
Short-term borrowings	90,000	90,000	-	-	-
Total	$1,871,940	$1,781,875	$50,808	$32,173	$7,084

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $514.0 million at June 30, 2018, which is secured by various real estate loans pledged as collateral totaling $584.6 million and investment securities of $145.8 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $24.5 million which is secured by $25.4 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2018, we had approximately $114.1 million in net liquid assets comprised of $51.4 million in cash and cash equivalents, including interest bearing deposits of $17.9 million and federal funds sold of $0.9 million, $236.7 million in available for sale investment securities and $11.1 million in loans held for sale, less $186.0 million of available-for-sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At June 30, 2018, we had outstanding loan commitments of $587.7 million, credit card commitments of  $22.0 million and outstanding letters of credit of $28.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the six months ended June 30, 2018 was $14.5 million, principally from increases in short-term borrowings offset by a decrease in deposit balances and dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)