Form 10-Q
period 2018-09-30
People's Utah Bancorp
filed 2018-11-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on October 31, 2018 was 18,719,496. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,231	$36,235
Interest bearing deposits	23,005	13,158
Federal funds sold	4,697	1,634
Total cash and cash equivalents	54,933	51,027
Investment securities:
Available-for-sale, at fair value	255,021	263,056
Held-to-maturity, at historical cost	67,148	74,654
Total investment securities	322,169	337,710
Non-marketable equity securities	4,231	3,706
Loans held for sale	8,467	10,871
Loans:
Loans held for investment	1,718,403	1,627,444
Allowance for loan losses	(23,309)	(18,303)
Total loans held for investment, net	1,695,094	1,609,141
Premises and equipment, net	36,683	30,399
Goodwill	25,673	26,008
Bank-owned life insurance	26,276	23,566
Deferred income tax assets, net	11,224	8,827
Accrued interest receivable	8,766	7,594
Other intangibles	3,523	3,854
Other real estate owned	2,985	994
Other assets	12,829	9,832
Total assets	$2,212,853	$2,123,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$677,379	$641,124
Interest bearing deposits	1,194,553	1,173,508
Total deposits	1,871,932	1,814,632
Short-term borrowings	42,000	40,000
Accrued interest payable	424	353
Other liabilities	18,865	11,126
Total liabilities	1,933,221	1,866,111

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,719,496 and 18,511,797 shares issued and outstanding as of September 30, 2018
and December 31, 2017, respectively	187	185
Additional paid-in capital	86,098	84,532
Retained earnings	199,161	174,804
Accumulated other comprehensive loss	(5,814)	(2,103)
Total shareholders’ equity	279,632	257,418
Total liabilities and shareholders’ equity	$2,212,853	$2,123,529

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$27,420	$18,843	$80,276	$53,610
Interest and dividends on investments	1,679	1,820	5,018	5,327
Total interest income	29,099	20,663	85,294	58,937
Interest expense	1,917	754	5,190	2,269
Net interest income	27,182	19,909	80,104	56,668
Provision for loan losses	1,925	900	5,450	2,000
Net interest income after provision for loan losses	25,257	19,009	74,654	54,668
Non-interest income
Mortgage banking	1,668	1,686	4,811	5,625
Card processing	826	704	2,347	1,991
Service charges on deposit accounts	737	636	2,114	1,750
Net gain (loss) on sale of investment securities	-	(486)	336	(499)
Other	563	500	1,970	1,602
Total non-interest income	3,794	3,040	11,578	10,469
Non-interest expense
Salaries and employee benefits	9,885	8,813	30,504	24,542
Occupancy, equipment and depreciation	1,476	1,164	4,430	3,369
Data processing	890	650	2,823	1,986
Marketing and advertising	342	343	1,109	954
FDIC premiums	239	135	867	391
Acquisition-related costs	(118)	484	232	660
Other	2,566	1,525	7,186	4,961
Total non-interest expense	15,280	13,114	47,151	36,863
Income before income tax expense	13,771	8,935	39,081	28,274
Income tax expense	3,288	2,697	9,127	9,021
Net income	$10,483	$6,238	$29,954	$19,253
Earnings per common share:
Basic	$0.56	$0.35	$1.60	$1.07
Diluted	$0.55	$0.34	$1.58	$1.05
Weighted average common shares outstanding:
Basic	18,713,410	17,976,066	18,664,339	17,933,010
Diluted	19,010,600	18,396,664	18,979,405	18,355,136

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$10,483	$6,238	$29,954	$19,253
Other comprehensive income / (loss)
Unrealized holding (losses)/gains on securities available-for-sale	(1,161)	349	(4,948)	787
Income tax benefit/(expense)	290	(133)	1,237	(301)
Unrealized holding (losses)/gains on securities available-for-sale, net of tax	(871)	216	(3,711)	486
Total comprehensive income	$9,612	$6,454	$26,243	$19,739

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Comprehensive income	-	-	-	19,253	486	19,739
Cash dividends ($0.25 per share)	-	-	-	(4,483)	-	(4,483)
Share-based compensation	-	-	382	-	-	382
Exercise of stock options	203,113	2	1,268	-	-	1,270
Balance as of September 30, 2017	18,022,651	$180	$70,307	$175,462	$(524)	$245,425

Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Comprehensive income	-	-	-	29,954	(3,711)	26,243
Cash dividends ($0.30 per share)	-	-	-	(5,597)	-	(5,597)
Share-based compensation	-	-	683	-	-	683
Exercise of stock options	207,699	2	883	-	-	885
Balance as of September 30, 2018	18,719,496	$187	$86,098	$199,161	$(5,814)	$279,632

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$29,954	$19,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,450	2,000
Depreciation and amortization	2,401	1,926
Deferred income taxes	(1,160)	(736)
Net amortization of securities discounts and premiums	1,991	2,188
Increase in cash surrender value of bank-owned life insurance	(460)	(382)
Share-based compensation	683	382
Gain on sale of loans held for sale	(3,099)	(4,061)
Originations of loans held for sale	(162,308)	(172,397)
Proceeds from sale of loans held for sale	167,811	186,542
Net changes in:
Accrued interest receivable	(1,172)	(629)
Other assets	(2,546)	(1,071)
Accrued interest payable	71	(46)
Other liabilities	7,739	3,612
Net cash provided by operating activities	45,355	36,581
Cash flows from investing activities:
Net change in loans held for investment	(93,643)	(97,227)
Purchase of available-for-sale securities	(30,832)	(24,599)
Purchase of held-to-maturity securities	-	(12,198)
Proceeds from maturities/sales of available-for-sale securities	32,504	132,578
Proceeds from maturities of held-to-maturity securities	6,930	9,323
Purchase of bank-owned life insurance	(2,250)	-
Purchase of premises and equipment	(8,659)	(6,137)
Proceeds from sale of other real estate owned, net of improvements	438	270
Net change of non-marketable equity securities	(525)	(132)
Net cash (used in) provided by investing activities	(96,037)	1,878
Cash flows from financing activities:
Net increase in deposits	57,300	103,107
Proceeds related to exercise of stock options	885	1,270
Net change in short-term borrowings	2,000	574
Cash dividends paid	(5,597)	(4,483)
Net cash provided by financing activities	54,588	100,468
Net change in cash and cash equivalents	3,906	138,927
Cash and cash equivalents, beginning of period	51,027	67,938
Cash and cash equivalents, end of period	$54,933	$206,865
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,119	$2,315
Income taxes paid	$11,032	$10,724
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$2,985	$425
Unrealized (losses) / gains on securities available-for-sale	$(4,948)	$787
Measurement period adjustment to goodwill	$(335)	$-

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, which are included in the Company’s 2017 Form 10-K.  Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

Note 1 — Basis of Presentation – Continued

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Numerator
Net income	$10,483	$6,238	$29,954	$19,253
Denominator
Weighted-average number of common shares outstanding	18,713,410	17,976,066	18,664,339	17,933,010
Incremental shares assumed for stock options and RSUs	297,190	420,598	315,066	422,126
Weighted-average number of dilutive shares outstanding	19,010,600	18,396,664	18,979,405	18,355,136
Basic earnings per common share	$0.56	$0.35	$1.60	$1.07
Diluted earnings per common share	$0.55	$0.34	$1.58	$1.05

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase.  However, until our evaluation is complete, the magnitude of the increase will be unknown.

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

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  Revenue streams reported as deposit fees and other service charges, which include transaction based deposit fees, and interchange fees on credit and debit cards, are within the scope of Topic 606.  The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard.  The Company’s adoption of this standard did not change the timing or the amount of revenue recognized in prior periods.  However, the presentation of certain costs associated with card processing will now be offset against card processing revenue in non-interest income.  The change in presentation resulted in $1.8 million of expenses for the nine months ended September 30, 2018 being netted against card processing income and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $1.6 million of card processing related expenses for the nine months ended September 30, 2017, were reclassified from payment and card processing expense in non-interest expense to being netted against card processing revenue in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The following table presents the impact of adopting of the new revenue standard on our Statements of Income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
		Balance without			Balance without
(Dollars in thousands, except share and per share data)	As Reported	Adoption of ASC 606	Effect of Change	As Reported	Adoption of ASC 606	Effect of Change
Non-interest income
Card Processing	$2,347	$4,177	$(1,830)	$1,991	$3,579	$(1,588)
Service charges on deposit accounts	2,114	2,114	-	1,750	1,750	-

Non-interest Expense
Card Processing	$-	$1,830	$(1,830)	$-	$1,588	$(1,588)

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2018
U.S. Government-sponsored securities	$48,954	$-	$(418)	$(561)	$47,975
Municipal securities	11,341	68	(66)	(41)	11,302
Mortgage-backed securities	197,478	19	(2,615)	(3,914)	190,968
Corporate securities	5,000	-	(6)	(218)	4,776
	$262,773	$87	$(3,105)	$(4,734)	$255,021
As of December 31, 2017
U.S. Government-sponsored securities	$48,950	$13	$(6)	$(453)	$48,504
Municipal securities	13,310	184	(22)	(18)	13,454
Mortgage-backed securities	198,100	71	(1,145)	(1,764)	195,262
Corporate securities	5,500	573	-	(237)	5,836
	$265,860	$841	$(1,173)	$(2,472)	$263,056

Amortized cost and estimated fair value of investment securities held-to-maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2018
Municipal securities	$67,148	$10	$(656)	$(452)	$66,050

As of December 31, 2017
Municipal securities	$74,654	$167	$(293)	$(227)	$74,301

Note 2 — Investment Securities – continued

At September 30, 2018 and December 31, 2017, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity was as follows:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$14,537	$(418)	$33,437	$(561)	$47,974	$(979)
Municipal securities	4,319	(66)	1,558	(41)	5,877	(107)
Mortgage-backed securities	90,052	(2,615)	99,170	(3,914)	189,222	(6,529)
Corporate securities	1,994	(6)	2,782	(218)	4,776	(224)
	$110,902	$(3,105)	$136,947	$(4,734)	$247,849	$(7,839)
Held-to Maturity
Municipal securities	$42,342	$(656)	$16,359	$(452)	$58,701	$(1,108)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$5,087	$(6)	$33,543	$(453)	$38,630	$(459)
Municipal securities	3,523	(22)	830	(18)	4,353	(40)
Mortgage-backed securities	112,878	(1,145)	72,859	(1,764)	185,737	(2,909)
Corporate securities	-	-	4,763	(237)	4,763	(237)
	$121,488	$(1,173)	$111,995	$(2,472)	$233,483	$(3,645)
Held-to Maturity
Municipal securities	$39,380	$(293)	$10,389	$(227)	$49,769	$(520)

The amortized cost and estimated fair value of investment securities that are available-for-sale and held-to-maturity at September 30, 2018, by contractual maturity, are as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$13,314	$13,181	$9,876	$9,851
After one year through five years	64,991	63,569	37,334	36,900
After five years through ten years	49,367	47,589	14,859	14,360
After ten years	135,101	130,682	5,079	4,939
	$262,773	$255,021	$67,148	$66,050

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of September 30, 2018, the Company held 336 investment securities with fair value less than amortized cost compared to 304 at December 31, 2017.  Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company had sales of available-for-sale securities totaling $500,000 during the nine months ended September 30, 2018, which resulted in a net gain of $336,000 compared with $126.2 million during the nine months ended September 30, 2017, which resulted in a net loss of $486,000. There were no available-for-sale securities in a nonaccrual status at September 30, 2018 or December 31, 2017.

The Company had no sales of held-to-maturity securities during the nine months ended September 30, 2018, compared to $204,000 during the nine months ended September 30, 2017, which resulted in a net loss of $13,000.  The company had no held-to-maturity securities in a nonaccrual status at September 30, 2018 or December 31, 2017.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	$856,247	$784,148
Construction and land development	382,254	369,590
Total commercial real estate loans	1,238,501	1,153,738
Commercial and industrial loans	314,395	294,085
Consumer loans:
Residential and home equity	153,406	158,591
Consumer and other	16,597	25,591
Total consumer loans	170,003	184,182
Total gross loans	1,722,899	1,632,005
Net deferred loan fees	(4,496)	(4,561)
Total loans held for investment	1,718,403	1,627,444
Allowance for loan losses	(23,309)	(18,303)
Total loans held for investment, net	$1,695,094	$1,609,141

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$9,028	$6,789	$5,780	$659	$52	$22,308
Additions: Provisions for loan losses	469	892	455	14	95	1,925
Deductions:
Gross loan charge-offs	(294)	-	(945)	-	(105)	(1,344)
Recoveries	46	6	312	2	54	420
Net loan (charge-offs) / recoveries	(248)	6	(633)	2	(51)	(924)
Balance at end of period	$9,249	$7,687	$5,602	$675	$96	$23,309

Note 3 — Loans and Allowance for Loan Losses – Continued

	Three Months Ended September 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,157	$5,077	$4,489	$503	$45	$17,271
Additions: Provisions for loan losses	(303)	409	770	(44)	68	900
Deductions:
Gross loan charge-offs	-	-	(621)	-	(46)	(667)
Recoveries	23	2	46	7	27	105
Net loan (charge-offs) / recoveries	23	2	(575)	7	(19)	(562)
Balance at end of period	$6,877	$5,488	$4,684	$466	$94	$17,609

	Nine Months Ended September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions for loan losses	2,779	1,301	1,522	(223)	71	5,450
Deductions:
Gross loan charge-offs	(294)	-	(1,235)	-	(277)	(1,806)
Recoveries	58	77	1,001	83	143	1,362
Net loan (charge-offs) / recoveries	(236)	77	(234)	83	(134)	(444)
Balance at end of period	$9,249	$7,687	$5,602	$675	$96	$23,309

	Nine Months Ended September 30, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,770	$5,449	$3,718	$617	$161	$16,715
Additions: Provisions for loan losses	253	(42)	1,736	40	13	2,000
Deductions:
Gross loan charge-offs	(350)	-	(893)	(338)	(159)	(1,740)
Recoveries	204	81	123	147	79	634
Net loan (charge-offs) / recoveries	(146)	81	(770)	(191)	(80)	(1,106)
Balance at end of period	$6,877	$5,488	$4,684	$466	$94	$17,609

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled debt restructured:
Real estate term	$310	$-
Construction and land development	98	-
Commercial and industrial	1,455	223
Residential and home equity	-	-
Consumer and other	5	-
Total non-accrual loans, not troubled debt restructured	1,868	223
Troubled debt restructured loans, non-accrual:
Real estate term	1,495	-
Construction and land development	-	-
Commercial and industrial	169	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,664	-
Total non-accrual loans	$3,532	$223

Troubled debt restructured loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$2,423	$3,307
Non-accrual troubled debt restructured loans	1,664	-
Total troubled debt restructured loans	$4,087	$3,307

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

Loans totaling $4.1 million were classified as TDR’s during the nine months ended September 30, 2018.  No new TDRs occurred during the nine months ended September 30, 2018.  In addition, there were no TDRs which incurred a payment default within twelve months of the restructure date during the nine-month periods ended September 30, 2018 and 2017.

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2018
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$850,094	$1,040	$-	$1,805	$2,845	$3,308	$856,247
Construction and land development	380,306	1,517	-	98	1,615	333	382,254
Total commercial real estate	1,230,400	2,557	-	1,903	4,460	3,641	1,238,501
Commercial and industrial	307,873	2,346	-	1,624	3,970	2,552	314,395
Consumer:
Residential and home equity	152,518	888	-	-	888	-	153,406
Consumer and other	16,355	220	17	5	242	-	16,597
Total consumer	168,873	1,108	17	5	1,130	-	170,003
Total gross loans	$1,707,146	$6,011	$17	$3,532	$9,560	$6,193	$1,722,899

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$777,746	$2,243	$-	$-	$2,243	$4,159	$784,148
Construction and land development	361,847	7,095	-	-	7,095	648	369,590
Total commercial real estate	1,139,593	9,338	-	-	9,338	4,807	1,153,738
Commercial and industrial	285,785	4,210	-	223	4,433	3,867	294,085
Consumer:
Residential and home equity	156,379	2,212	-	-	2,212	-	158,591
Consumer and other	25,307	283	1	-	284	-	25,591
Total consumer	181,686	2,495	1	-	2,496	-	184,182
Total gross loans	$1,607,064	$16,043	$1	$223	$16,267	$8,674	$1,632,005

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$827,297	$17,896	$11,054	$-	$856,247	$9,249
Construction and land development	378,895	1,596	1,763	-	382,254	7,687
Total commercial real estate	1,206,192	19,492	12,817	-	1,238,501	16,936
Commercial and industrial	295,243	6,186	12,966	-	314,395	5,602
Consumer loans:
Residential and home equity	149,310	1,701	2,395	-	153,406	675
Consumer and other	16,543	27	27	-	16,597	96
Total consumer	165,853	1,728	2,422	-	170,003	771
Total	$1,667,288	$27,406	$28,205	$-	$1,722,899	$23,309

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2017
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$758,575	$13,055	$12,518	$-	$784,148	$6,706
Construction and land development	358,766	7,227	3,597	-	369,590	6,309
Total commercial real estate	1,117,341	20,282	16,115	-	1,153,738	13,015
Commercial and industrial	274,535	13,464	6,086	-	294,085	4,314
Consumer loans:
Residential and home equity	152,753	3,913	1,925	-	158,591	815
Consumer and other	25,461	45	72	13	25,591	159
Total consumer	178,214	3,958	1,997	13	184,182	974
Total	$1,570,090	$37,704	$24,198	$13	$1,632,005	$18,303

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$279	$-	$-	$279
Collectively evaluated for impairment	9,249	7,687	5,323	675	96	23,030
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,249	$7,687	$5,602	$675	$96	$23,309
Outstanding loan balances:
Individually evaluated for impairment	$4,355	$1,441	$11,564	$2,112	$-	$19,472
Collectively evaluated for impairment	848,584	380,480	300,279	151,294	16,597	1,697,234
Purchased credit-impaired loans	3,308	333	2,552	-	-	6,193
Total gross loans	$856,247	$382,254	$314,395	$153,406	$16,597	$1,722,899

	December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$3	$41	$101	$-	$145
Collectively evaluated for impairment	6,706	6,306	4,273	714	159	18,158
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$6,706	$6,309	$4,314	$815	$159	$18,303
Outstanding loan balances:
Individually evaluated for impairment	$6,191	$2,568	$2,044	$1,150	$-	$11,953
Collectively evaluated for impairment	773,798	366,374	288,174	157,441	25,591	1,611,378
Purchased credit-impaired loans	4,159	648	3,867	-	-	8,674
Total gross loans	$784,148	$369,590	$294,085	$158,591	$25,591	$1,632,005

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans, excluding Purchased Credit Impaired (“PCI”) loans, is summarized as follows:

	September 30, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$7,607	$4,355	$-	$4,355	$-
Construction and land development	2,194	1,441	-	1,441	-
Total commercial real estate	9,801	5,796	-	5,796	-
Commercial and industrial	14,523	9,723	1,841	11,564	279
Consumer loans:
Residential and home equity	2,112	2,112	-	2,112	-
Consumer and other	-	-	-	-	-
Total consumer	2,112	2,112	-	2,112	-
Total	$26,436	$17,631	$1,841	$19,472	$279

	December 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$7,090	$6,191	$-	$6,191	$-
Construction and land development	3,485	2,372	196	2,568	3
Total commercial real estate	10,575	8,563	196	8,759	3
Commercial and industrial	6,204	1,276	768	2,044	41
Consumer loans:
Residential and home equity	1,150	229	921	1,150	101
Consumer and other	-	-	-	-	-
Total consumer	1,150	229	921	1,150	101
Total	$17,929	$10,068	$1,885	$11,953	$145

The interest income recognized on impaired loans was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$10,127	$111	$6,648	$100
Construction and land development	1,043	16	1,880	73
Total commercial real estate	11,170	127	8,528	173
Commercial and industrial	10,049	140	4,659	103
Consumer loans:
Residential and home equity	2,728	33	1,052	26
Consumer and other	-	-	-	-
Total consumer	2,728	33	1,052	26
Total	$23,947	$300	$14,239	$302

Note 3 — Loans and Allowance for Loan Losses – Continued

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$8,366	$257	$5,765	$118
Construction and land development	1,716	90	2,397	104
Total commercial real estate	10,082	347	8,162	222
Commercial and industrial	7,198	268	4,464	148
Consumer loans:
Residential and home equity	2,175	76	1,054	37
Consumer and other	-	-	-	-
Total consumer	2,175	76	1,054	37
Total	$19,455	$691	$13,680	$407

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $9.2 million at September 30, 2018 and $12.4 million at December 31, 2017. The carrying balance of PCI loans was $6.2 million at September 30, 2018 and $8.7 million at December 31, 2017.

The following table presents the changes in the accretable yield for PCI loans for the nine months ended September 30, 2018, and 2017:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$8,536	$573
Accretion to interest income	(2,165)	(38)
Reclassification from non-accretable difference	189	9
Balance, end of period	$6,560	$544

As of September 30, 2018 and December 31, 2017, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $3.0 million and $3.7 million, respectively.

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $4.3 million and $3.4 million as of September 30, 2018, and December 31, 2017, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $1.3 million and $330,000 as of September 30, 2018, and December 31, 2017, respectively.  Deposits from affiliates were $8.8 million and $7.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit, including unsecured commitments of $17,912 and $13,625 as of September 30, 2018 and December 31, 2017, respectively	$582,174	$637,029
Stand-by letters of credit and bond commitments, including unsecured commitments of $474 and $440 as of September 30, 2018 and December 31, 2017, respectively	26,013	27,943
Unused credit card lines, all unsecured	25,096	24,949

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

Note 5 — Fair Value

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

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

Loans held for investment: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types fair value approximated carrying value because of their floating rate or expected maturity characteristics.

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

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$54,933	$54,933	$51,027	$51,027
Investment securities available-for-sale	2	255,021	255,021	263,056	263,056
Investment securities held-to-maturity	2	67,148	66,050	74,654	74,301
Non-marketable securities	2	4,231	4,231	3,706	3,706
Loans held for sale	2	8,467	8,467	10,871	10,871
Loans held for investment	3	1,695,094	1,692,440	1,609,141	1,607,388
Bank-owned life insurance	1	26,276	26,276	23,566	23,566

Financial Liabilities:
Total deposits	2	$1,871,932	$1,580,894	$1,814,632	$1,596,966
Short-term borrowings	2	42,000	42,000	40,000	40,000

Note 5 — Fair Value - Continued

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2018
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$255,021	$-	$255,021
Fair valued on a non-recurring basis:
Impaired loans	-	-	1,562	1,562

As of December 31, 2017
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$263,056	$-	$263,056
Fair valued on a non-recurring basis:
Impaired loans	-	-	1,740	1,740

Note 6 — Income Taxes

Income tax expense was $3.3 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate for the third quarter of 2018 was 23.9% compared with 30.2% in the third quarter of 2017. The tax rate in the third quarter of 2018 is lower than the same quarter in 2017 due primarily to the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased to 11.90% as of September 30, 2018 from 11.46% at December 31, 2017. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits, which, as of September 30, 2018 and December 31, 2017, were $16.3 million and $19.0 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the nine months ended September 30, 2018, the Company granted options for the purchase of 33,382 common shares, which have a weighted average exercise price of $32.31 per share and a weighted average fair value as of the date of grant of $3.58 per share.  Additionally, the Company granted 32,128 restricted stock units (“RSU”) at a weighted-average fair value of $31.03 per unit.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $683,000 and $382,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 9 — Acquisition Related Measurement Period Adjustments

During the nine months ended September 30, 2018, the Company made acquisition related measurement period adjustments of $335,000.  Changes to initially estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. The adjustments to goodwill related to changes in the preliminary goodwill recorded for the acquisition of Town & Country Bank and were related to loan valuations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	risks associated with the integration of current and future acquisitions.
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security.
•	technological changes;
•	regulatory or judicial proceedings; and
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

(Dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Revenue from Core Operations	2018	2018	2017	2018	2017
Net interest income (GAAP)	$27,182	$26,978	$19,909	$80,104	$56,668
Total non-interest income	3,794	4,066	3,040	11,578	10,469
Total revenues (GAAP)	30,976	31,044	22,949	91,682	67,137
Exclude net (gain)/ loss on sale of investment securities	-	(333)	486	(333)	499
Revenue from core operations (non-GAAP)	$30,976	$30,711	$23,435	$91,349	$67,636

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Non-interest Income from Core Operations	2018	2018	2017	2018	2017
Total non-interest income (GAAP)	$3,794	$4,066	$3,040	$11,578	$10,469
Exclude net (gain)/ loss on sale of investment securities	-	(333)	486	(333)	499
Non-interest income from core operations (non-GAAP)	$3,794	$3,733	$3,526	$11,245	$10,968

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Non-interest Expense from Core Operations	2018	2018	2017	2018	2017
Total non-interest expense (GAAP)	$15,280	$15,823	$13,114	$47,151	$36,863
Exclude acquisition-related costs	118	(1)	(484)	(232)	(660)
Non-interest expense from core operations (non-GAAP)	$15,398	$15,822	$12,630	$46,919	$36,203

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Net Income from Core Operations	2018	2018	2017	2018	2017
Net income (GAAP)	$10,483	$10,467	$6,238	$29,954	$19,253
Exclude net (gain)/ loss on sale of investment securities	-	(333)	486	(333)	499
Exclude acquisition-related costs	(118)	1	484	232	660
Exclude tax related benefit	28	79	(293)	24	(370)
Write down of deferred income tax assets (DTA)	-	-	-	-	-
Net income (non-GAAP)	$10,393	$10,214	$6,915	$29,877	$20,042

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

(Dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Acquisition Accounting Impact on Net Interest Margin	2018	2018	2017	2018	2017
Net interest income (GAAP)	$27,182	$26,978	$19,909	$80,104	$56,668
Exclude discount accretion (premium amortization) on purchased loans	(222)	(777)	(20)	(2,165)	(38)
Exclude premium amortization on acquired certificates of deposit ("CD")	(35)	(35)	(69)	(106)	(207)
Net interest income before acquisition accounting impact (Non-GAAP)	$26,925	$26,166	$19,820	$77,833	$56,423

Average earning assets (GAAP)	$2,054,261	$2,058,125	$1,657,085	$2,043,295	$1,619,351
Exclude average net loan discount on acquired loans	9,549	10,146	844	10,531	858
Average earning assets before acquired loan discount (Non-GAAP)	$2,063,810	$2,068,271	$1,657,929	$2,053,826	$1,620,209

Net interest margin ("NIM") (GAAP)	5.25%	5.26%	4.77%	5.24%	4.68%
Exclude impact on NIM from discount accretion	-0.04%	-0.15%	0.00%	-0.14%	0.00%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	-0.02%	-0.01%	-0.02%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	5.20%	5.10%	4.75%	5.09%	4.66%

(Dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Additional Non-GAAP Financial Information	2018	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$0.55	$0.55	$0.34	$1.58	$1.05
Diluted earnings per share (Non-GAAP)	$0.55	$0.54	$0.38	$1.57	$1.09

Efficiency ratio (GAAP)	49.33%	50.97%	57.14%	51.43%	54.91%
Efficiency ratio (Non-GAAP)	49.71%	51.52%	53.89%	51.36%	53.53%

Non-interest income to average assets (GAAP)	0.69%	0.75%	0.69%	0.71%	0.82%
Non-interest income to average assets (Non-GAAP)	0.69%	0.69%	0.80%	0.69%	0.86%

Non-interest expense to average assets (GAAP)	2.78%	2.91%	2.98%	2.91%	2.89%
Non-interest expense to average assets (Non-GAAP)	2.80%	2.91%	2.87%	2.90%	2.84%

Return on average assets (GAAP)	1.91%	1.93%	1.42%	1.85%	1.51%
Return on average assets (Non-GAAP)	1.89%	1.88%	1.57%	1.84%	1.57%

Return on average equity (GAAP)	14.97%	15.60%	10.14%	14.85%	10.80%
Return on average equity (Non-GAAP)	14.84%	15.22%	11.24%	14.82%	11.24%

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands, except share data)	2018	2018	2017	2017
Selected Balance Sheet Information:
Book value per share	$14.94	$14.54	$13.91	$13.62
Tangible book value per share	$13.38	$12.97	$12.29	$13.59
Non-performing loans to total loans	0.34%	0.51%	0.18%	0.34%
Non-performing assets to total assets	0.40%	0.40%	0.18%	0.25%
Allowance for loan losses to loans held for investment	1.36%	1.32%	1.12%	1.45%
Loans to Deposits	91.01%	94.32%	89.27%	79.09%

Asset Quality Data:
Non-performing loans	$5,830	$8,649	$2,899	$4,141
Non-performing assets	8,815	8,649	3,893	4,466

Capital Ratios:
Tier 1 leverage capital (1)	11.90%	11.48%	11.46%	14.07%
Total risk-based capital (1)	15.46%	15.22%	14.67%	20.35%
Average equity to average assets	12.76%	12.36%	13.58%	13.98%
Tangible common equity to tangible assets (3)	11.47%	11.36%	10.87%	13.69%

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Selected Financial Information:
Basic earnings per share	$0.56	$0.56	$0.35	$1.60	$1.07
Diluted earnings per share	$0.55	$0.55	$0.34	$1.58	$1.05
Net interest margin (2)	5.25%	5.26%	4.77%	5.24%	4.68%
Efficiency ratio	49.33%	50.97%	57.14%	51.43%	54.91%
Non-interest income to average assets	0.69%	0.75%	0.69%	0.71%	0.82%
Non-interest expense to average assets	2.78%	2.91%	2.98%	2.91%	2.89%
Return on average assets	1.91%	1.93%	1.42%	1.85%	1.51%
Return on average equity	14.97%	15.60%	10.14%	14.85%	10.80%
Net charge-offs / (recoveries)	924	(102)	562	444	1,106
Annualized net charge-offs / (recoveries) to average loans	0.21%	-0.02%	0.18%	0.03%	0.13%

(1)	Tier 1 leverage capital and Total risk-based capital as of September 30, 2018 are estimates.
(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $29.2 million, $29.3 million, and $509,000 at September 30, 2018, June 30, 2018, and September 30, 2017, respectively.

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

Average Balance and Yields. The following tables set forth a summary of average balances with corresponding interest income and interest expense, as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances. Average non-accrual loans are derived from quarterly balances and are included as non-interest earning assets for purposes of these tables.

	Three Months Ended
	September 30, 2018			September 30, 2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$12,426	$57	1.84%	$87,981	$283	1.28%
Securities: (1)
Taxable securities	243,754	1,180	1.92%	260,941	1,116	1.70%
Non-taxable securities (2)	74,857	348	1.84%	89,001	414	1.85%
Total securities	318,611	1,528	1.90%	349,942	1,530	1.73%
Loans (3)
Real estate term	899,715	13,043	5.75%	628,113	8,818	5.57%
Construction and land development	376,142	7,329	7.73%	268,896	5,404	7.97%
Commercial and industrial	315,534	5,268	6.62%	220,795	3,412	6.13%
Residential and home equity	107,436	1,508	5.57%	83,295	935	4.46%
Consumer and other	19,876	272	5.42%	16,104	273	6.73%
Total loans	1,718,703	27,420	6.33%	1,217,203	18,842	6.14%

Non-marketable equity securities	4,521	94	8.25%	1,959	8	1.62%
Total interest earning assets	2,054,261	29,099	5.62%	1,657,085	20,663	4.95%
Allowance for loan losses	(22,469)			(17,437)
Non-interest earning assets	146,665			106,406
Total average assets	$2,178,457			$1,746,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$746,957	$699	0.37%	$673,789	$451	0.27%
Money market accounts	237,450	445	0.74%	166,862	95	0.23%
Certificates of deposit	182,105	493	1.08%	148,129	206	0.55%
Total interest bearing deposits	1,166,512	1,637	0.56%	988,780	752	0.30%
Short-term borrowings	49,427	280	2.25%	3,583	2	0.19%
Total interest bearing liabilities	1,215,939	1,917	0.63%	992,363	754	0.30%
Non-interest bearing deposits	667,896			495,719
Total funding	1,883,835	1,917	0.40%	1,488,082	754	0.20%
Other non-interest bearing liabilities	16,735			13,921
Shareholders’ equity	277,887			244,051
Total average liabilities and shareholders’ equity	$2,178,457			$1,746,054
Net interest income		$27,182			$19,909
Interest rate spread			4.99%			4.65%
Net interest margin			5.25%			4.77%

(1)	Excludes average unrealized losses of $6.6 million and $602,000 for the three months ended September 30, 2018 and 2017, respectively.

(2)	Does not include tax effect on tax-exempt investment security income of $116,000 and $223,000 for the three months ended September 30, 2018 and 2017, respectively.
(3)	Loan interest income includes loan fees of $1.8 million and $1.6 million for the three months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018			September 30, 2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$13,802	$166	1.61%	$50,314	$418	1.11%
Securities: (1)
Taxable securities	245,957	3,587	1.95%	298,335	3,625	1.62%
Non-taxable securities (2)	79,080	1,098	1.86%	91,606	1,268	1.85%
Total securities	325,037	4,685	1.93%	389,941	4,893	1.68%
Loans (3)
Real estate term	886,275	38,066	5.74%	612,344	25,393	5.54%
Construction and land development	370,602	21,507	7.76%	247,966	14,464	7.80%
Commercial and industrial	315,736	15,640	6.62%	216,803	9,901	6.11%
Residential and home equity	106,523	4,224	5.30%	82,755	3,067	4.95%
Consumer and other	19,225	839	5.83%	17,195	785	6.11%
Total loans	1,698,361	80,276	6.32%	1,177,063	53,610	6.09%

Non-marketable equity securities	6,095	167	3.67%	2,033	16	1.04%
Total interest earning assets	2,043,295	85,294	5.58%	1,619,351	58,937	4.87%
Allowance for loan losses	(20,766)			(16,957)
Non-interest earning assets	144,195			101,826
Total average assets	$2,166,724			$1,704,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$732,912	$1,642	0.30%	$664,664	$1,327	0.27%
Money market accounts	223,193	778	0.47%	169,752	273	0.22%
Certificates of deposit	189,133	1,420	1.00%	152,109	638	0.56%
Total interest bearing deposits	1,145,238	3,840	0.45%	986,525	2,238	0.30%
Short-term borrowings	92,570	1,350	1.95%	6,416	31	0.64%
Total interest bearing liabilities	1,237,808	5,190	0.56%	992,941	2,269	0.31%
Non-interest bearing deposits	646,419			460,674
Total funding	1,884,227	5,190	0.37%	1,453,615	2,269	0.21%
Other non-interest bearing liabilities	12,883			12,200
Shareholders’ equity	269,614			238,405
Total average liabilities and shareholders’ equity	$2,166,724			$1,704,220
Net interest income		$80,104			$56,668
Interest rate spread			5.02%			4.56%
Net interest margin			5.24%			4.68%

(1)	Excludes average unrealized losses of $5.7 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $366,000 and $683,000 for the nine months ended September 30, 2018 and 2017, respectively.
(3)	Loan interest income includes loan fees of $5.1 million and $4.7 million for the nine months ended September 30, 2018 and 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(314)	$88	$(226)	$(388)	$136	$(252)
Taxable securities	(77)	141	64	(696)	658	(38)
Non-taxable securities	(66)	-	(66)	(174)	4	(170)
Total securities	(143)	141	(2)	(870)	662	(208)
Loans
Real estate term	3,929	296	4,225	11,736	937	12,673
Construction and land development	2,094	(169)	1,925	7,117	(74)	7,043
Commercial and industrial	1,563	293	1,856	4,841	898	5,739
Residential and home equity	308	265	573	930	227	1,157
Consumer and other	57	(58)	(1)	90	(36)	54
Total Loans	7,951	627	8,578	24,714	1,952	26,666

Non-marketable equity securities	21	65	86	67	84	151
Total interest income	7,515	921	8,436	23,523	2,834	26,357
Interest expense:
Demand and savings accounts	53	195	248	144	171	315
Money market accounts	55	295	350	107	398	505
Certificates of deposit	56	231	287	184	598	782
Short-term borrowings	152	126	278	1,144	175	1,319
Total interest expense	316	847	1,163	1,579	1,342	2,921
Net interest income	$7,199	$74	$7,273	$21,944	$1,492	$23,436

Net interest income increased $7.3 million to $27.2 million for the three months ended September 30, 2018 compared with $19.9 million for the same period of 2017.  The increase is primarily the result of average interest earning assets increasing $397 million, and yields on interest earning assets increasing 67 basis points for the same comparable period to 5.62% for the three months ended September 30, 2018. The increase in average interest earning assets was the result of both organic growth and the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  Higher yields on interest earning assets was primarily the result of yields on loans increasing 19 basis points to 6.33% for the same comparable period and the percentage of average loans to total average interest earning assets increasing to 83.7% for the three months ended September 30, 2018 compared with 73.5% for the same period of 2017.

Total cost of interest bearing liabilities increased 33 basis points to 0.63% for the third quarter of 2018 and is the result of interest bearing deposits increasing 26 basis points to 0.56% and a $45.8 million increase in average short-term borrowing at a borrowing rate of 2.25% during the third quarter of 2018 compared with the same period a year earlier.  The Company expects the increase in cost of interest bearing deposits to accelerate over the next several quarters as financial institutions increase their competitive deposit pricing.

Net interest margins increased 48 basis points to 5.25% for the third quarter of 2018 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premiums, added 5 basis points to the net interest margin in the third quarter of 2018.

Net interest income increased $23.4 million to $80.1 million for the nine months ended September 30, 2018 compared with $56.7 million for the same period of 2017.  The increase is primarily the result of average interest earning assets increasing $424 million, and yields on interest earning assets increasing 71 basis points for the same comparable period to 5.58% for the nine months ended September 30, 2018. The increase in average interest earning assets was the result of both organic growth and the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  Higher yields on interest earning assets was primarily the result of yields on loans increasing 23 basis points to 6.32% for the same comparable period and the percentage of average loans to total average interest earning assets increasing to 83.1% for the nine months ended September 30, 2018 compared with 72.7% for the same period of 2017.

Total cost of interest bearing liabilities increased 25 basis points to 0.56% for the nine months ended September 30, 2018, and is the result of an $86.2 million increase in average short-term borrowing at a borrowing rate of 1.95% during the nine months ended September 30, 2018, and the cost of interest bearing deposits increasing 15 basis points to 0.45% for the nine months ended September 30, 2018, compared with the same period a year earlier.  The Company expects the increase in cost of interest bearing deposits to accelerate over the next several quarters as financial institutions increase their competitive deposit pricing.

Net interest margins increased 56 basis points to 5.24% for the nine months ended September 30, 2018, compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premiums, added 15 basis points to the net interest margin in the nine months ended September 30, 2018.

Financial Overview for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Interest income	$29,099	$20,663	$8,436	40.8%
Interest expense	1,917	754	(1,163)	-154.2%
Net interest income	27,182	19,909	7,273	36.5%
Provision for loan losses	1,925	900	(1,025)	-113.9%
Net interest income after provision for loan losses	25,257	19,009	6,248	32.9%
Non-interest income	3,794	3,040	754	24.8%
Non-interest expense	15,280	13,114	(2,166)	-16.5%
Income before income tax expense	13,771	8,935	4,836	54.1%
Income tax expense	3,288	2,697	(591)	-21.9%
Net income	$10,483	$6,238	$4,245	68.1%

Net Income. Net income increased $4.2 million to $10.5 million for the three months ended September 30, 2018, compared with $6.2 million for the three months ended September 30, 2017. This was primarily attributable to an increase in net interest income of $7.3 million, and an increase in non-interest income of $0.8 million, offset by an increase in non-interest expense of $2.2 million, an increase in provision for loan losses of $1.0 million, and an increase in income tax expense of $0.6 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended September 30, 2018 compared with the same quarter in 2017 was primarily driven by interest earned on a higher average loan volume attributable to both organic growth and our two acquisition transactions in 2017.  Interest expense in the three months ended September 30, 2018 increased from the same period in 2017 due to an increase in average short-term borrowings and deposits outstanding, and an increase in the cost of short-term borrowings and deposits.

The yield on our average interest earning assets was 5.62% for the three months ended September 30, 2018 compared with 4.95% for the same period of 2017.  The cost of total funding increased in the three months ended September 30, 2018 to 0.40% from 0.20% in the comparable quarter in 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

Provision for loan losses was $1.9 million for the three months ended September 30, 2018 compared with $0.9 million for the same period of 2017. The increase in provision for loan losses is due primarily to the increase in allowance for loan losses to loans held for investment, excluding specific reserves, offset by a $1.3 million decrease in specific reserves on classified loans.  The Company incurred net charge-offs of $0.9 million in the third quarter of 2018 compared with net charge-offs of $0.6 million in the third quarter of 2017.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Mortgage banking	$1,668	$1,686	$(18)	-1.1%
Card processing	826	704	122	17.3%
Service charges on deposit accounts	737	636	101	15.9%
Net gain (loss) on sale of investment securities	-	(486)	486	100.0%
Other	563	500	63	12.6%
Total non-interest income	$3,794	$3,040	$754	24.8%

Noninterest income was $3.8 million for the third quarter of 2018 compared with $3.0 million the same period a year ago.   The increase was primarily due to a loss on sale of securities in the same period a year ago; an increase in card processing fees and service charges on deposit accounts, offset by lower mortgage banking income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Salaries and employee benefits	$9,885	$8,813	$(1,072)	-12.2%
Occupancy, equipment and depreciation	1,476	1,164	(312)	-26.8%
Data processing	890	650	(240)	-36.9%
Marketing and advertising	342	343	1	0.3%
FDIC premiums	239	135	(104)	-77.0%
Acquisition-related costs	(118)	484	602	124.4%
Other	2,566	1,525	(1,041)	-68.3%
Total non-interest expense	$15,280	$13,114	$(2,166)	-16.5%

Non-interest expense was $15.3 million for the three months ended September 30, 2018 compared with $13.1 million for the same period of 2017.  Non-interest expense for the three months ended September 30, 2018 increased as a result of $1.1 million of higher salaries and employee benefits, primarily from the addition of employees retained from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.3 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.2 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions.  The Company’s efficiency ratio was 49.33% for the three months ended September 30, 2018 compared with 57.14% for the same period of 2017.

Income Tax Expense. We recorded income tax expense of $3.3 million for the three months ended September 30, 2018 compared with $2.7 million for the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was 23.9% compared with 30.2% in the corresponding three months of 2017. The tax rate for the three months ended September 30, 2018 is lower than the same quarter in 2017 as a result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Financial Overview for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Interest income	$85,294	$58,937	$26,357	44.7%
Interest expense	5,190	2,269	(2,921)	-128.7%
Net interest income	80,104	56,668	23,436	41.4%
Provision for loan losses	5,450	2,000	(3,450)	-172.5%
Net interest income after provision for loan losses	74,654	54,668	19,986	36.6%
Non-interest income	11,578	10,469	1,109	10.6%
Non-interest expense	47,151	36,863	(10,288)	-27.9%
Income before income tax expense	39,081	28,274	10,807	38.2%
Income tax expense	9,127	9,021	(106)	-1.2%
Net income	$29,954	$19,253	$10,701	55.6%

Net Income. Net income increased $10.7 million to $30.0 million for the nine months ended September 30, 2018, compared with $19.3 million for the nine months ended September 30, 2017. This was primarily attributable to an increase in net interest income of $23.4 million, and an increase in non-interest income of $1.1 million, offset by an increase in non-interest expense of $10.3 million, an increase in provision for loan losses of $3.5 million, and an increase in income tax expense of $0.1 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily driven by interest earned on a higher average loan volume attributable to both organic growth and our two acquisition transactions in 2017.  Interest expense in the nine months ended September 30, 2018 increased from the same period in 2017 due to an increase in average short-term borrowings and deposits outstanding, and an increase in the cost of short-term borrowings and deposits.

The yield on our average interest earning assets was 5.58% for the nine months ended September 30, 2018 compared with 4.87% for the same period of 2017.  The cost of total funding increased in the nine months ended September 30, 2018 to 0.37% from 0.21% in the comparable period in 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

Provision for loan losses was $5.5 million for the nine months ended September 30, 2018 compared with $2.0 million for the same period of 2017. The increase in provision for loan losses is due primarily to the increase in allowance for loan losses to loans held for investment, excluding specific reserves, offset by a $0.3 million decrease in specific reserves on classified loans.  The Company incurred net charge-offs of $0.4 million in the nine months ended September 30, 2018 compared with net charge-offs of $1.1 million in the comparable period in 2017.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Mortgage banking	$4,811	$5,625	$(814)	-14.5%
Card processing	2,347	1,991	356	17.9%
Service charges on deposit accounts	2,114	1,750	364	20.8%
Net gain (loss) on sale of investment securities	336	(499)	835	167.3%
Other	1,970	1,602	368	23.0%
Total non-interest income	$11,578	$10,469	$1,109	10.6%

Noninterest income was $11.6 million for the nine months ended September 30, 2018 compared with $10.5 million the same period a year ago.   The increase was primarily due to gain on sale of securities compared with a loss from the same period a year ago, an increase in card processing fees and service charges on deposit accounts, offset by lower mortgage banking income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Salaries and employee benefits	$30,504	$24,542	$(5,962)	-24.3%
Occupancy, equipment and depreciation	4,430	3,369	(1,061)	-31.5%
Data processing	2,823	1,986	(837)	-42.1%
Marketing and advertising	1,109	954	(155)	-16.2%
FDIC premiums	867	391	(476)	-121.7%
Acquisition-related costs	232	660	428	64.8%
Other	7,186	4,961	(2,225)	-44.8%
Total non-interest expense	$47,151	$36,863	$(10,288)	-27.9%

Non-interest expense was $47.2 million for the nine months ended September 30, 2018 compared with $36.9 million for the same period of 2017.  Non-interest expense for the nine months ended September 30, 2018 increased as a result of $6.0 million of higher salaries and employee benefits primarily from the addition of employees retained from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and $1.1 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.8 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions.  The Company’s efficiency ratio was 51.43% for the nine months ended September 30, 2018 compared with 54.91% for the same period of 2017.

Income Tax Expense. We recorded an income tax expense of $9.1 million for the nine months ended September 30, 2018 compared with $9.0 million for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 was 23.4% compared with 31.9% in the corresponding nine months of 2017. The tax rate for the nine months ended September 30, 2018 is lower than the same period in 2017 as a result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95% as well as tax benefits related to tax-deductible stock compensation expense.

Financial Condition

Total assets were $2.21 billion at September 30, 2018, a 4.2% increase compared with December 31, 2017. Total loans held for investment were $1.72 billion at September 30, 2018, an increase of 5.6% from December 31, 2017. Total deposits were $1.87 billion at September 30, 2018, an increase of 3.2% compared with December 31, 2017.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Loans held for sale	$8,467	$10,871
Loans held for investment:
Commercial real estate loans:
Real estate term	$856,247	$784,148
Construction and land development	382,254	369,590
Total commercial real estate loans	1,238,501	1,153,738
Commercial and industrial loans	314,395	294,085
Consumer loans:
Residential and home equity	153,406	158,591
Consumer and other	16,597	25,591
Total consumer loans	170,003	184,182
Total gross loans	1,722,899	1,632,005
Net deferred loan fees	(4,496)	(4,561)
Total loans held for investment	1,718,403	1,627,444
Allowance for loan losses	(23,309)	(18,303)
Total loans held for investment, net	$1,695,094	$1,609,141

	September 30,	December 31,
(Percentage of total loans held for investment)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	49.7%	48.1%
Construction and land development	22.2%	22.6%
Total commercial real estate loans	71.9%	70.7%
Commercial and industrial loans	18.2%	18.0%
Consumer loans:
Residential and home equity	8.9%	9.7%
Consumer and other	1.0%	1.6%
Total consumer loans	9.9%	11.3%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at September 30, 2018 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$112,491		$182,793	$560,963	$856,247	$99,966	$643,790
Construction and land development	311,276		39,799	31,179	382,254	16,629	54,349
Total commercial real estate loans	423,767		222,592	592,142	1,238,501	116,595	698,139
Commercial and industrial loans	124,471		147,358	42,566	314,395	103,234	86,690
Consumer loans:
Residential and home equity	15,430		34,643	103,333	153,406	17,718	120,258
Consumer and other	6,770		7,547	2,280	16,597	9,395	432
Total consumer loans	22,200		42,190	105,613	170,003	27,113	120,690
Total gross loans held for investment	$570,438	(1)	$412,140	$740,321	$1,722,899	$246,942	$905,519	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.5 billion or 85.7% of total loans at September 30, 2018.

Concentrations. As of September 30, 2018, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.8% of total loans held for investment, of which 49.7% are real estate term loans, 22.2% are construction and land development loans, and 8.9% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has increased to 18.2% at September 30, 2018 from 18.0% at December 31, 2017.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled-debt restructured
Real estate term	$310	$-
Construction and land development	98	-
Commercial and industrial	1,455	223
Residential and home equity	-	-
Consumer and other	5	-
Total non-accrual, not troubled-debt restructured loans	1,868	223
Troubled-debt restructured loans non-accrual
Real estate term	1,495	-
Construction and land development	-	-
Commercial and industrial	169	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,664	-
Total non-accrual loans (1)	3,532	223
Accruing loans past due 90 days or more	17	1
Total non-performing loans (NPL)	3,549	224

OREO	2,985	994
Total non-performing assets (NPA) (2)	$6,534	$1,218
Accruing troubled debt restructured loans	$2,423	$3,307
Non-accrual troubled debt restructured loans	1,664	-
Total troubled debt restructured loans	$4,087	$3,307
(1)

We estimate that approximately $212,000 and $185,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of September 30, 2018 and December 31, 2017 have not been reduced by U.S. government guarantees of $340,000 and $16,000, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDR loans were $4.1 million and $3.3 million at September 30, 2018 and December 31, 2017, respectively. Our TDR loans are considered impaired loans of which $1.66 million at September 30, 2018, are designated as non-accrual.  We had no non-accrual TDR loans at December 31, 2017.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$994	$245
Additions	2,985	425
Write-downs	-	(100)
Sales	(994)	(245)
Balance, end of period	$2,985	$325

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance for loan losses:
Beginning balance	$22,308	$17,271	$18,303	$16,715
Loans charged off:
Real estate term	(294)	-	(294)	(350)
Construction and land development	-	-	-	-
Commercial and industrial	(945)	(621)	(1,235)	(893)
Residential and home equity	-	-	-	(338)
Consumer and other	(105)	(46)	(277)	(159)
Total charge-offs	(1,344)	(667)	(1,806)	(1,740)
Recoveries:
Real estate term	46	23	58	204
Construction and land development	6	2	77	81
Commercial and industrial	312	46	1,001	123
Residential and home equity	2	7	83	147
Consumer and other	54	27	143	79
Total recoveries	420	105	1,362	634
Net loan (charge-offs) recoveries	(924)	(562)	(444)	(1,106)
Provision for loan losses	1,925	900	5,450	2,000
Ending balance	$23,309	$17,609	$23,309	$17,609
Loans held for investment	$1,718,403	$1,215,573	$1,718,403	$1,215,573
Average loans	1,718,703	1,217,203	1,698,361	1,177,063
Selected ratios:
Net loan charge-offs (recoveries) to average loans	0.21%	0.18%	0.03%	0.13%
Provision for loan losses to average loans	0.44%	0.29%	0.43%	0.23%
Allowance for loan losses to loans held for investment	1.36%	1.45%	1.36%	1.45%

The allowance for loan losses to loans held for investment was 1.36% at September 30, 2018 compared with 1.45% at September 30, 2017.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining discounts on acquired loans were $9.5 million at September 30, 2018.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial real estate loans:
Real estate term	$9,249	$6,706
Construction and land development	7,687	6,309
Total commercial real estate loans	16,936	13,015
Commercial and industrial loans	5,602	4,314
Consumer loans:
Residential and home equity	675	815
Consumer and other	96	159
Total consumer loans	771	974
Total	$23,309	$18,303

Investments

Investment securities were $322.2 million at September 30, 2018 and $337.7 million at December 31, 2017. Our portfolio of investment securities is comprised of both available-for-sale securities and securities that we intend to hold to maturity. At September 30, 2018, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$47,975	$48,504
Municipal securities	11,302	13,454
Mortgage-backed securities	190,968	195,262
Corporate securities	4,776	5,836
Total	255,021	263,056
Held-to-maturity securities: (Amortized Cost)
Municipal securities	67,148	74,654
Total investment securities	$322,169	$337,710

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2018:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$10,999	1.15%	$37,955	1.74%	$-	0.00%	$-	0.00%	$48,954	1.61%
Municipal securities	2,315	3.54%	5,173	2.85%	3,853	2.14%	-	0.00%	11,341	2.75%
Mortgage-backed securities	-	0.00%	19,863	1.42%	42,514	1.75%	135,101	2.42%	197,478	2.17%
Other securities	-	0.00%	2,000	3.34%	3,000	2.65%	-	0.00%	5,000	2.92%
Total	13,314	1.57%	64,991	1.78%	49,367	1.83%	135,101	2.42%	262,773	2.11%
Held-to-maturity securities:
Municipal securities	9,876	1.40%	37,334	1.69%	14,859	1.98%	5,079	2.45%	67,148	1.77%
Total investment securities	$23,190	1.50%	$102,325	1.75%	$64,226	1.87%	$140,180	2.42%	$329,921	2.04%

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

Deposits

Total deposits were $1.87 billion at September 30, 2018 and $1.81 billion at December 31, 2017. The increase in total deposits is attributed primarily to organic growth as a result of enhanced deposit pricing.  Non-interest bearing demand deposits were $677.4 million, or 36.2% of total deposits at September 30, 2018 compared with $641.1 million, or 35.3% of total deposits at December 31, 2017. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of under $250,000, and certificates of deposit of $250,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$646,419	0.00%	$460,674	0.00%
Interest bearing deposits:
Interest bearing demand and savings	732,912	0.26%	664,664	0.27%
Money market	223,193	0.31%	169,752	0.21%
Certificates of deposit less than $250,000	153,312	0.90%	126,648	0.46%
Certificates of deposit greater than or equal to $250,000	35,821	1.46%	25,461	1.06%
Total interest bearing deposits	1,145,238	0.39%	986,525	0.30%
Total	$1,791,657	0.25%	$1,447,199	0.21%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

September 30,
(Dollars in thousands)	2018
Due in three months or less	$-
Due in over three months through six months	4,518
Due in over six months through twelve months	4,110
Due in over twelve months	27,191
Total	$35,819

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  We expect that deposit cost will continue to increase in future quarters.

Shareholders’ Equity

Shareholders’ equity totaled $279.6 million at September 30, 2018, an increase of $22.2 million or 8.6% since December 31, 2017. The increase in shareholders’ equity for the nine months ended September 30, 2018 was primarily due to an increase of $1.6 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $30.0 million for the period less dividends paid of $5.6 million.

Dividends of $0.30 per share were declared during the nine months ended September 30, 2018 representing 18.7% of the net income for the same period. We announced a quarterly dividend of $0.11 per share on October 24, 2018, payable on November 13, 2018 for shareholders’ of record on November 6, 2018.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	2018	2017	2017
Common equity tier 1 capital	6.50%	14.21%	13.51%	19.07%
Tier 1 risk-based capital	8.00%	14.21%	13.51%	19.07%
Total risk-based capital	10.00%	15.46%	14.67%	20.35%
Tier 1 leverage capital ratio	5.00%	11.90%	11.46%	14.07%

PUB and the Bank were well-capitalized at September 30, 2018, December 31, 2017 and September 30, 2017 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of September 30, 2018:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$582,174	$364,032	$118,305	$17,759	$82,078
Standby letters of credit	26,013	26,013	-	-	-
Credit cards	25,096	25,096	-	-	-
Total	$633,283	$415,141	$118,305	$17,759	$82,078

Contractual Obligations

The following table sets forth our significant contractual obligations as of September 30, 2018:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$181,417	$93,626	$47,184	$34,997	$5,610
Deposits without stated maturity	1,690,515	1,690,515	-	-	-
Short-term borrowings	42,000	42,000	-	-	-
Total	$1,913,932	$1,826,141	$47,184	$34,997	$5,610

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $522.0 million at September 30, 2018, which is secured by various real estate loans pledged as collateral totaling $621.7 million and investment securities of $138.5 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $24.0 million, which is secured by $24.9 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2018, we had approximately $142.3 million in net liquid assets comprised of $54.9 million in cash and cash equivalents, including interest bearing deposits of $23.0 million and federal funds sold of $4.7 million, $255.0 million in available-for-sale investment securities and $8.5 million in loans held for sale, less $176.1 million of available-for-sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At September 30, 2018, we had outstanding loan commitments of $582.2 million, credit card commitments of $25.1 million and outstanding letters of credit of $26.0 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the nine months ended September 30, 2018 was $54.6 million, principally from increases in short-term borrowings offset by a decrease in deposit balances and dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)