Form 10-K
period 2018-12-31
People's Utah Bancorp
filed 2019-03-15
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37416

PEOPLE’S UTAH BANCORP

(Exact name of Registrant as specified in its Charter)

UTAH	87-0622021
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 East Main Street American Fork, UT	84003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 642-3998

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was $553,024,809.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2019 was 18,795,044.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 22, 2019, are incorporated by reference into Part III of this Report.

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

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage.

Market Area

Most of the major business and economic activity in Utah is located in the counties where our Bank branches are located.  Over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake and Utah Counties. The next largest population centers in the state are in Washington and Cache Counties. These six counties make up approximately 85% of Utah’s population.  Utah has grown considerably over the past several years and provides several other benefits to the Company:

•	Utah is ranked first in the Nation for economic outlook from ALEC-Laffer State Economic Competitiveness Index, 2018;
•	According to the 2019 Economic Report to the Governor (Utah), Utah is ranked first in the Nation for economic diversity;
•	Utah ranked first in the Nation for personal income growth between July 2017, and June 2018, according to the Pew Charitable Trust in July 2018;
•	According to a U.S. Census Bureau report in May 2018, Utah is the fastest growing State in terms of housing units;
•	According to CNBC, Utah has ranked in the top 10 States for Business since 2007; and
•

Utah is one of the fastest growing states in the United States in terms of population, ranking third in percentage growth according to the U.S. Census Bureau for the period between July 1, 2017 and July 1, 2018.

We have successfully executed our growth initiatives to-date through organic growth and strategic merger and acquisition opportunities.  In 2017, we completed our acquisition of $257 million in loans and seven Utah branch locations with $160 million in low-cost core deposits from Banner Corporation’s subsidiary Banner Bank.  The seven branch locations in Utah include Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into our existing Bank of American Fork Bountiful and Orem branches, respectively.  We operate these acquired branches under the name of Bank of American Fork, a division of PIB.

In 2017, we also completed the merger of Town & Country Bank located in St. George, Utah, including the acquisition of $117 million in loans and the assumption of $124 million in deposits.  We consolidated our existing St. George branch and Town & Country’s branch into one branch.  We operate this branch under the name of People’s Town & Country Bank, a division of PIB.

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

The competition for deposit and loan products is strong and directly affects the pricing of those products and the terms we offer to our customers. Price competition for deposits may adversely affect our ability to generate low-cost core deposits in our primary markets sufficient to fund our asset growth. As a result, we may seek alternative funding through borrowings and we may need to price our deposit products more aggressively, which would result in an increase in our costs of funding and a reduction in our net interest margin. Both our deposit base and overall market share have increased.  However, several larger banks have also grown their respective deposit market share in our markets. We believe aggressive marketing and advertising, branch expansion, expanded delivery channels, and more attractive rates offered by larger bank competitors have allowed larger banks to continue to increase their overall market share. Technological innovation has also contributed to greater competition in the overall financial services sector.

The market share of PUB and our largest competitors in Utah as of June 30, 2018, ranked by deposit market share, as reported by S&P Global Market Intelligence is as follows:

	Number	Deposit
Largest	of	Market
Competitor	Branches	Share
Zions Bancorp.	98	28.20%
JPMorgan Chase & Co.	51	23.10%
Wells Fargo & Co.	104	20.70%
KeyCorp	32	6.90%
U.S Bancorp	68	4.30%
People's Utah Bancorp	25	2.90%
BOU Bancorp	17	2.00%
Cache Valley Banking Co.	15	1.70%

Our Business Activities

We believe that in order to be competitive with larger financial institutions it is imperative that we provide superior customer service.  Key elements to superior customer service include having seasoned relationship managers who understand our customers’ financial needs, provide direct access to decision makers, offer the products and services our customers want, give unparalleled responsiveness to our customers’ needs, and offer technology solutions that make it easier for our customers to transact with us.

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

Lending

We offer a variety of lending products including commercial real estate, construction and development, commercial and industrial (“C&I”), multifamily residential, single family residential, home equity lines, equipment finance, and other consumer loans.  We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. From time to time, we purchase and sell non-consumer loan participations to or from other banks. Loan participations purchased by us have been underwritten using our standard and customary underwriting criteria.

Our customers are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•

Small to medium sized businesses in need of secured and unsecured lines of credit through SBA financing or conventional C&I term loans and lines of credit, equipment financing, or owner occupied commercial real estate loans;

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

Our development loans are secured by the properties being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects generally range from small plats of two to six lots to subdivisions with up to 40 lots. We occasionally consider development loans for larger projects. During the development process, we fund costs for site clearing, grading, and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales or a minimum of 125% of the bank’s per-lot exposure. We target most development loans to be paid off at no more than 80% of total development sales. Loan-to-value ratios on development loans typically range from 55% to 70%, depending on the financial strength and experience of the developer. Most development loans have maturities of 12 to 24 months.

Commercial Real Estate Loans. We also originate mortgages for commercial real estate properties. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties. The majority of these loans have maturities generally ranging from three to 10 years.

Commercial real estate lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria requires an examination of debt service coverage ratios, the borrowers’ creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property serving as collateral, as well as the tenants occupying the property.

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

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. We sell substantially all of the first lien residential mortgage loans that we originate to larger financial institutions. We provide loan servicing for Fannie Mae and Freddie Mac mortgage loans.

Residential mortgage loans generally are made on the basis of the borrowers’ ability to repay the loan from the borrower’s salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%, including the first mortgage, if applicable.

Commercial and Industrial:

Commercial and Industrial Loans. We make C&I loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of C&I loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer loans guaranteed by the SBA.

C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a 12 month commitment with a variable rate and are secured by the asset that is being financed. In cases of larger commitments, a borrowing base certificate is required to determine eligible collateral and advance parameters. Term loans seldom exceed 84 months, but in no case exceed the depreciable life of the tangible asset being financed. C&I loans generally include personal guarantees as additional support.

To manage these risks, our policy is to secure commercial loans with both the assets of the borrowing business and other collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, leverage, collateral value and other appropriate credit factors.

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

We also issue credit cards to certain customers. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.

SBA Loans

We have been an SBA Preferred Lender since 2002. As a Preferred Lender, we can approve a loan within the authority delegated to us by the SBA and are not required to go through the SBA directly on a per loan basis.

SBA loans fall into two categories (i) loans originated under the SBA’s 7(a) Program, or SBA 7(a) Loans, and (ii) loans originated under the SBA’s 504 Program or SBA 504 Loans. Through SBA 7(a) Loans, funds can be utilized to purchase or construct real property; however, we primarily use the 7(a) Program for working capital, inventory, or equipment loans, which are included in our C&I loans.  SBA 504 loans typically do not have an SBA guaranty, but rather, a low 50% loan to value ratio due to the assistance of the 504 program. SBA 504 loans are generally classified as commercial real estate, however, on occasion, a 504 loan will be used to finance long lived equipment.  Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA.

Loan Underwriting and Credit Policies

Our Credit Department establishes our lending policies, which are approved by the Board of Directors. These lending policies are reviewed at least annually and evaluated from time to time by senior lending management. Key elements of our current policies are debt service coverage, balance sheet analysis, monitoring concentration levels and maintaining strict approval and underwriting procedures.

Debt Service Coverage. Our risk management philosophy is to extend credit only when an applicant has proven cash flow to service the proposed debt. Additionally, it is generally necessary for the applicant to demonstrate an independent secondary source of repayment.

Balance Sheet Analysis.  Additional repayment support, such as liquidity, working capital, and sufficient equity is found on the balance sheet.  For this reason, the balance sheets of our borrowers are analyzed in the underwriting process.

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

Approval and Underwriting Procedures. All loan requests must be approved under specified approval guidelines. Credit approval authority has four levels, as listed below from lowest to highest level. Management believes the current authority levels are appropriate to ensure overall credit quality, while ensuring we are able to respond in a timely manner to lending opportunities. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works independently of loan production and has full responsibility for all loan disbursements.

Bank Lending Authorities:

•

Individual Authorities — Branch Managers typically have credit approval authority to loan up to $350,000 for secured loans provided there are no exceptions to loan policy. Within this authority, there are typically sub-limits for unsecured loans, equipment secured, accounts receivable and inventory secured loans, and other types of loans.

•

PIB Regional Loan Committee — The PIB Regional Loan Committee meets as needed, and consists of Senior Vice President — Regional Managers, and is chaired by a Senior Credit Administration Officer. The committee has credit approval authority to approve real estate secured loans up to $4.0 million, Accounts Receivable & Inventory secured loans up to $2.5 million, and unsecured loans up to $500,000.

•

PIB Loan Committee — The PIB Loan Committee generally meets twice a week; and consists of the Chief Credit Officer, Chief Executive Officer, Chief Lending Officer, a Senior Credit Administration Officer, and the President/Chief Operations Officer. This committee has unlimited credit approval authority for secured loans and unsecured loans, subject to ratification by the Board Loan Committee for real estate secured loan total aggregate debt relationships over $9.0 million and non-real estate secured loan total aggregate debt relationships over $6.5 million. If a credit decision requires immediate attention, a Senior Committee (consisting of a quorum of three members of either the PIB Regional or PIB Loan Committee, with a minimum of one being from the PIB Loan Committee) has the same approval authority as the PIB Loan Committee.

•

Board Loan Committee — The Board Loan Committee is comprised of six directors, with five committee members required for a quorum. All real estate secured loans and/or aggregate real estate loan secured relationships of $9.0 million and above or total aggregate non-real estate secured debt relationships exceeding $6.5 million require the approval of this committee. The committee meets weekly to approve loans approved by the PIB Loan Committee. This committee has approval authority up to our legal lending limit, which was approximately $47.7 million as of December 31, 2018.

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

Special Mention — Generally acceptable asset quality, but frequent and thorough monitoring is required as temporary credit weaknesses may extend beyond financial into managerial and demographic issues. Borrowers may have strained cash flow and less than anticipated performance. Borrowers may have possible management weaknesses, perhaps demonstrated by an irregular flow of adequate or timely performance information required to support the credit. Borrowers may have a plausible plan to correct problems in the near future without material uncertainties. Borrowers may lack reserve capacity, so their risk rating will generally either improve or decline in a relatively short time frame since results of corrective actions should be apparent within six months or less. These loans exhibit an increasing reliance on collateral for repayment.

Loan Delinquencies.  When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 60 days or more are reviewed by the Chief Credit Officer regularly for possible changes in grading. Our Special Asset Committee meets quarterly to review classified assets. The Special Asset Committee is comprised of executive officers of the Bank.

Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, reclassify them.

•

Substandard — Unacceptable business credit; asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Though no loss is envisioned, the outlook is sufficiently uncertain to preclude ruling out the possibility; some liquidation of assets may be necessary as a corrective measure. Assets in this category may demonstrate performance problems such as cash flow deterioration trends including current or long-term debt service deficiencies with no immediate relief; borrower’s inability to adjust to prolonged and unfavorable industry or economic trends; management character and/or effectiveness have become suspect.

•

Doubtful — Undesirable credit with loss potential. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

•

Loss — Total loss is expected. An uncollectible asset or one of such little value that it does not warrant classification as an active, earning asset. Such an asset may, however, have recovery or salvage value, but not to the point of deferring full write-off, even though some recovery may occur in the future. Our policy is to charge off such assets as a loss during the accounting period in which they were identified. These assets have been determined to have identifiable, uncollectible components. Typically, a partial charge-off of the loss will have occurred, and the balance remaining would be reflective of management’s best estimate of collectability.

Our Investment Activities

Our investment strategy is designed to be complementary to and interactive with our cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning. Investment securities consist primarily of U.S. Agency issues, mortgage-backed securities, and municipal bonds. In addition, for liquidity purposes, we use Federal Funds Sold, which is temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by the finance department of the Bank.

Our general objectives with respect to our investment portfolio are to:

•	provide liquidity necessary to meet cyclical and long-term changes in the mix of assets and liabilities;
•

achieve an acceptable asset/liability gap position based on our separate policy related to asset and liability management that provides guidance for how investments are to be used to manage asset and liability gaps;

•	maintain collateral for pledging requirements;
•	manage interest rate risk;
•	provide a suitable balance of quality and diversification to our assets; and
•	provide a stable flow of dependable earnings.

Deposit Products and Other Sources of Funds

Our primary sources of funds for use in our lending and investing activities consist of:

•	deposits;
•	maturities and principal and interest payments on loans and securities; and
•	other short-term borrowings.

We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost-effective, consistent with our asset and liability management policies.

An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $250,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products competitively with other financial institutions in our marketplace to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products to satisfy our customers’ needs.

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We offer regular checking, rewards checking, savings, and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to six years, individual retirement accounts and Jumbo CDs. The primary sources of deposits are small and medium sized businesses and individuals within our target market. All deposits are insured by the FDIC up to the maximum amount permitted by law. We have a service fee schedule, which we believe is competitive with other financial institutions in our market, covering, among others, maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

We have a rewards checking deposit product named “MyRate” Checking. This product allows a customer to earn a premium interest rate by meeting certain account requirements, including a minimum monthly amount of electronic transfers and debit card usage and receipt of electronic account statements. Although the rate paid is higher, the overall net costs on this product are lower.

We intend to continue our efforts to attract deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs to meet loan demands during times that growth in core deposits differs from loan demand. To fund loan demand, we have also utilized funding from two programs offered by Promontory Interfinancial Network called Certificate of Deposit Registry Service or CDARS and Insured Cash Sweep or ICS. This relationship allows the Bank to utilize a national network of banks to offer deposit insurance coverage for large depositors. This protection occurs in deposit increments of less than $250,000 per participating bank to ensure that both principal and interest are eligible for full FDIC insurance.

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

•

Treasury Management Services. We offer cash management systems and services to assist our business customers with their day-to-day funds management. These services include the ability to originate electronic payments and withdrawals, create wire transfers, and request stop payments.

•

Remote Deposit Capture. Branded “ExpressDeposit” and “Merchant Check Capture”, this product allows businesses to send their deposits electronically to the Bank, which allows us to reach a larger group of business customers that are not close to one of our physical locations. We believe this product gives us an edge in gaining new customers and it contributes to the growth of our deposits. We primarily target professional service companies, preferably with multiple offices including real estate offices, attorneys, doctors, dentists and accountants.

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

Risk Management

We are committed to effectively identifying and managing our overall enterprise risk exposure.  We have identified credit risk, including loan concentrations, interest rate risk, liquidity risk, and operational risk, including cyber related risks as the areas that could materially and adversely affect our business, financial condition, results of operations, or business prospects.  In order to mitigate and actively manage these areas of risk, we have established sound procedures and committed experienced personnel to this effort.

We have focused our risk management in the following areas:

•	Our Board established the Enterprise Risk Oversight Committee to monitor enterprise risks of the Company;
•	Our Enterprise Risk Management Committee assesses enterprise risks and takes appropriate action to mitigate such risks, if necessary;
•	We have a dedicated enterprise risk management team that actively monitors enterprise risks.

•	Our credit department is staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds, and manages the integrity of the credit risk rating system;
•	Our finance department is staffed with experienced personnel to manage interest rate and liquidity risk;
•	Our operations departments include staff experienced in compliance with banking regulations and in information technology and related security issues;
•	Our legal and compliance departments coordinate efforts regarding legal and compliance matters, and;
•	Our internal audit department reports its independent audit findings directly to our Board’s Audit and Compliance Committee.

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

Employees

We refer to our employees as “associates.” We had a total of 459 full-time equivalent associates as of December 31, 2018. Our associates are not represented by a labor organization, and we are not aware of any activity to seek such organization. The Company and the Bank provide their associates with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, Employee Stock Ownership Plan (“ESOP”) and a stock-based compensation plan. The Company considers its associate relations to be excellent. See Note 11 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for information regarding associate benefit plans and profit sharing.

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

General

As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the UDFI. In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision and examination by the FDIC and by the UDFI. Supervision, regulation, and examination of PUB and the Bank by the regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”), rather than for holders of our capital stock.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to PUB and the Bank. Any change in the statutes, regulations or regulatory policies applicable to PUB and the Bank, including changes in their interpretation or implementation, could have a material effect on its business or organization.

Both the scope of the laws and regulations and the intensity of the supervision to which PUB and the Bank are subject have increased in recent years in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place.

While PUB and the Bank will likely remain subject to extensive regulation and supervision, the regulatory environment has entered a period of rebalancing of the post financial crisis framework.  For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was signed into law. Among other regulatory changes, the EGRRCPA amended various sections of the Dodd-Frank Act. The EGRRCPA includes a number of provisions, which are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the EGRRCPA require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented.

Holding Company Regulation

Permitted Activities

Under the federal Bank Holding Company Act (“BHCA”), a bank holding company is generally permitted to engage in, or acquire, direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in certain enumerated activities that are related to banking. While the Federal Reserve has treated those activities as acceptable in the past for other bank holding companies, the Federal Reserve in the future may not allow us to conduct any or all of these activities. The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of those activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Acquisitions Subject to Prior Regulatory Approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, approval of interstate transactions requires that the acquirer satisfies regulatory standards for well-capitalized and well-managed institutions.

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

Additionally, the Basel III Capital Standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities); (ii) mortgage-servicing assets (net of associated deferred tax liabilities); and (iii) investments in more than 10% of the issued and outstanding common shares of unconsolidated financial institutions (net of associated deferred tax liabilities). Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 Capital and often would operate to reduce this category of capital. The U.S. Basel III Capital Rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We opted out of this treatment.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

For a detailed discussion of PUB and the Bank’s actual capital ratios and capital adequacy, see “Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 9 – Regulatory Capital Matters” in “Item 8. Financial Statements and Supplementary Data.”

Bank Regulation

The Bank is a Utah state-chartered commercial bank, and is subject to supervision and regulation by the UDFI and the FDIC. The UDFI and the FDIC supervise and regulate all areas of the Bank’s operations, including, without limitation, the making of loans, deposit operations, the conduct of the Bank’s corporate affairs, the satisfaction of capital-adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5.0%, a common equity to Tier 1 Capital ratio of no less than 6.5%, a Tier 1 Capital ratio of no less than 8.0%, and a total risk-based capital ratio of no less than 10.0%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.  As of December 31, 2018, the Bank met these capital levels.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or the FDIA, which, among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the institution and its efforts to restore its capital; (iii) requires submission of a capital restoration plan; (iv) restricts the growth of the institution’s assets; and (v) requires prior approval of certain expansion proposals. Bank holding companies controlling depository institutions can be called upon to increase the depository institution’s capital and to partially guarantee the institution’s performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the FDIC’s Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (v) prohibiting the acceptance of deposits from correspondent banks; (vi) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vii) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

As of December 31, 2018, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized.” Rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these or other factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.  It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

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

Insurance of Accounts and Other Assessments

FDIC deposit insurance is critical to the continued operation of the Bank. The Bank pays deposit insurance assessments to the FDIC’s Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the Federal Deposit Insurance Act, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

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

Loans to Insiders

Loans to executive officers, directors or principal shareholders are subject to restrictions under Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s implementing Regulation O (collectively, “Reg. O”). From time to time, the Bank makes loans to executive officers, directors and principal shareholders on terms permitted by Reg. O. We believe the Bank is in compliance with Reg. O and, therefore, we believe we are in compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). All loans from the Bank to executive officers, directors or principal shareholders are made in the ordinary course of business, are of a type generally made available to the public and are on market terms no more favorable than those offered to persons not related to the Bank, except for the waiver of certain loan fees and a minor reduction in certain loan interest rates as part of a benefit program as allowed by Reg. O.

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

Community Reinvestment Act

The CRA and its implementing regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The prudential bank regulatory agencies are required to assign and make public a rating of a bank’s performance under the CRA as either “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. A less-than-satisfactory rating can substantially delay, block or impose conditions on the transaction. In its last CRA examination, the Bank received a rating of “satisfactory.”

In April 2018, the United States Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the Office of the Comptroller of the Currency (“OCC”) issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. While the OCC does not have supervisory authority over PUB or the Bank, the OCC has stated that it hopes to build the new CRA framework jointly with the Federal Reserve and FDIC.

Interstate Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. In addition, banks are permitted to establish branches in any state if that state permits the establishment of the branch by a state bank chartered in that state, although setting up a branch remains subject to applicable regulatory approval and adherence to applicable legal requirements.

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

Regulatory Enforcement Authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. When issued by a banking regulator, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2018, our ADC loans to Tier 2 capital were 113.2%, which exceeded the threshold set by the FDIC. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Federal Home Loan Bank System

The Bank is a member of and owns stock in the Federal Home Loan Bank of Des Moines.

Privacy and Data Security

Federal and state law contains extensive consumer privacy protection provisions.  Under the Gramm–Leach–Bliley Act, also known as the Financial Services Modernization Act of 1999 (“GLBA”), federal banking regulators adopted rules limiting the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The GLBA also directed federal regulators to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach.

Other federal and state laws and regulations impact the Company’s and the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers.

Like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (the “FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and the Bank.

Cybersecurity

The federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes also address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack.

To control cyber-security risk, we maintain active information security programs that are designed to conform with Federal Financial Institutions Examination Council (“FFIEC”) guidance. These information security programs are aligned with our operational risks and are overseen by executive management, and the Board. These programs involve the assessment of risks, continual monitoring and review of threats, the evaluation of the effectiveness of controls to mitigate risks, and review of incident response plans for each identified threat. We also utilize appropriate cybersecurity insurance that controls against certain losses, expenses, and damages associated with cybersecurity risk.

Further, we recognize our role in the overall industry, and have adopted a comprehensive National Institute of Standards and Technology's Cyber Security Framework. We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cybersecurity risk, it is not possible to completely eliminate this risk.

We believe that effective management of operational risk, defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events, plays a major role in both the level and the stability of our profitability. Our Enterprise Risk Management department oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks. These processes support our goals to minimize future operational losses and strengthen our performance by maintaining sufficient capital to absorb operational losses that are incurred.

Consumer Laws and Regulations

The Bank is also subject to a number of other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the FRCA, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for most federal consumer-financial-protection laws rests with the Consumer Financial Protection Bureau (“CFPB”). The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts or practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. The rules also impose both underwriting standards and limits on the terms, including pricing, of such loans. In 2014, the CFPB adopted regulations that combine mortgage disclosures required by the Real Estate Settlement Procedures Act and its implementing Regulation X, and the Truth-in-Lending Act and its implementing Regulation Z. This new disclosure scheme required mortgage lenders such as the Bank to substantially revise their loan-origination and disclosure systems in order to comply with the new regulations. The Bank has implemented necessary modifications in order to meet these requirements. Portions of a significant expansion of the Home Mortgage Disclosure Act and its implementing Regulation C took effect in 2018.

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

In May 2018, the five federal agencies with rulemaking authority with respect to the Volcker Rule released a proposal to revise the Volcker Rule. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. If adopted, the proposed changes to the definition of a trading account would likely expand the scope of investing and trading activities subject to the Volcker Rule’s restrictions.

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

State Corporate Law Restrictions

As Utah corporations, PUB and the Bank are subject to certain limitations and restrictions under applicable Utah corporate law. For example, state law restrictions in Utah include limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.

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

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2018, approximately 81.4% of our loans were secured by real estate, the substantial majority of which are located in Utah, Salt Lake, Davis, Cache and Washington counties. If the local economy and particularly the real estate market declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans which represent 79.0% of our loans. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition.

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

As of December 31, 2018, 19.3% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE, loans and (ii) ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2018, our ratio for the sum of CRE and ADC loans was 256.5% and our ratio for ADC loans was 113.2%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit personnel, and policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, financial condition and results of operations.

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

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common shares. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.

On October 6, 2017, we completed the acquisition of $257 million in loans and seven Utah branch locations with approximately $160 million in deposits from Banner Bank (“Banner”). On November 13, 2017, we completed the acquisition of Town & Country Bank, Inc. (“T&C”), located in St. George, Utah. We have successfully integrated the operation of the acquired branches into our existing operations, including, among other things, the integration of information systems and personnel policies and practices.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2018, our allowance for loan losses (“ALLL”) as a percentage of loans held for investment was 1.50%.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for expected credit losses.  Credit discounts are included in the determination of fair value, and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 will be effective January 1, 2020, and will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The standard is likely to have a potential materially, negative impact to the level of allowance held by us and our overall capital position after adoption in 2020 as regulatory agencies have limited the amount of ALLL that may be included in regulatory capital calculations.  The Company is developing new procedures for determining an allowance for credit losses relating to held to maturity investment securities.  In addition, the current accounting policy and procedures for other-than-temporary impairment on available for sale investment securities will be replaced with an allowance approach.  However, we are still evaluating the overall impact adopting this new accounting standard will have on both our financial condition and regulatory capital position. It is also highly likely that PUB’s ongoing reported earnings and lending activities will be negatively impacted in periods following adoption.

Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated associates at every level. We expect to experience substantial competition in identifying, hiring and retaining top-quality associates. If we are unable to hire and retain qualified associates, we may be unable to successfully execute our business strategy and manage our growth.

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

FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may seek additional higher-cost debt in the future to achieve our long term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

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

Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several larger banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium sized businesses that we target. Additionally, financial technology companies (“Fintech”) have developed technology which allows customers to obtain loans via the internet in an expeditious manner and could become competitors to us. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

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

Approximately 81.4% of our outstanding loan portfolio was secured by real estate as of December 31, 2018.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

As a bank holding company under federal law, we are subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHCA, places certain restrictions on the activities that are deemed permissible for bank holding companies to engage in. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals.

As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its respective asset valuations or the amounts of required loan loss allowances or to restrict its respective operations, as well as increase its respective capital levels, which could adversely affect our results of operations.

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

In 2010, the Dodd-Frank Act was adopted, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are, or may include:

•	increases in regulatory capital requirements and additional restrictions on the types of instruments that may satisfy such requirements;
•	creation of new government regulatory agencies (particularly the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge;
•	changes in regulation of consumer mortgage loan origination and risk retention; and
•	changes in corporate governance requirements for public companies.

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

Some provisions of the Dodd-Frank Act have not been completely implemented. In addition, while PUB and the Bank will likely remain subject to extensive regulation and supervision, including as a result of the Dodd-Frank Act, the regulatory environment has entered a period of rebalancing of the post financial crisis framework.  For example, on May 24, 2018, the EGRRCPA was signed into law. Among other regulatory changes, the EGRRCPA amended various sections of the Dodd-Frank Act. The EGRRCPA includes a number of provisions which are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the EGRRCPA require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented and we do not know how these will ultimately impact us. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common shares.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The CFPB has a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”; (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans”. These rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be re-evaluated and potentially revised, perhaps substantially.

We are subject to stringent capital requirements.

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Basel III.” In addition, tin December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators

The failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank.

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

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level, and therefore we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current shareholders’ percentage of ownership and could cause the price of our common shares to decline. If we are required to issue debt, and in the event of a bankruptcy by PUB, the bankruptcy trustee would assume any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of PUB’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by PUB in order to make the required capital injection becomes more difficult and expensive and would adversely impact our cash flows, financial condition, results of operations and prospects. Pursuant to applicable laws and regulations, the liabilities of the Bank could harm us. Under the FDIA, we may, under certain circumstances, be responsible for liabilities of the Bank and may be responsible for damages to the FDIC.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

The UDFI, the FDIC, and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, the UDFI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. If we become subject to such regulatory actions, our business operations could be materially and adversely affected.

We face a risk of non-compliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and BSA matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s OFAC, which involve sanctions for dealing with certain persons or countries. While the Bank has adopted policies, procedures and controls to comply with the BSA, other AML statutes and regulations and OFAC regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our results of operations and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose non-discriminatory lending requirements on financial institutions. The FDIC, the Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the GLBA which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the FTC, as well as at the state level, such as with regard to mobile applications.

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

We have declared an annual cash dividend for over 50 years. We began declaring quarterly cash dividends in 2015 with the dividend being declared after the end of each quarter. Our ability to pay dividends depends on the following factors, among others:

•

PUB is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, which means that the Bank must first pay dividends to PUB; the FDIC, the UDFI and Utah state law may, under certain circumstances, prohibit the payment of dividends to PUB from the Bank;

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We conduct our business through our executive office, located in American Fork, Utah.  We conduct our business through our 26 full service retail branches in Utah, Salt Lake, Davis, Cache and Washington Counties in Utah and in Preston, Idaho. We also have a mortgage banking center and an information technology and operations center. We own all of our facilities except for six branch properties, which are leased. We also sublease portions of one of our buildings to other tenants under short-term lease arrangements. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases is with an affiliate. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the NASDAQ Capital Market under the symbol “PUB”. As of February 28, 2019, there were approximately 1,965 shareholders of record for the Company’s common shares.

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Years Ended December 31,
	2018	2017
First quarter	$0.09	$0.08
Second quarter	0.10	0.08
Third quarter	0.11	0.09
Fourth quarter	0.11	0.09
Total	$0.41	$0.34

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business”.

Unregistered securities

The Company did not have any unregistered securities that were sold during the year ended December 31, 2018.

Issuer stock purchases

The Company made no stock repurchases during 2018 and 2017.

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

Item 6 – Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this annual report on Form 10-K.

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Selected Balance Sheet Information:
Cash and cash equivalents	$48,547	$51,027	$67,938	$42,349	$47,702
Investment securities	346,426	337,710	409,121	398,618	330,839
Total loans held for investment	1,678,902	1,627,444	1,119,877	1,047,975	940,457
Total assets	2,184,294	2,123,529	1,665,981	1,555,982	1,367,125
Total deposits	1,877,055	1,814,632	1,425,074	1,309,185	1,199,233
Shareholders’ equity	290,162	257,418	228,517	209,408	157,659
Average balances:
Average earning assets	2,046,851	1,700,790	1,521,594	1,391,108	1,250,156
Average assets	2,172,153	1,787,810	1,598,198	1,468,942	1,331,291
Average shareholders' equity	273,601	242,759	221,044	186,889	152,788

Book value per share	15.49	13.91	12.82	11.92	10.68
Tangible book value per share (1)	13.94	12.29	12.79	11.88	10.63
Non-performing assets to total assets	0.21%	0.18%	0.34%	0.51%	0.70%
Loans held for investment to deposits	89.44%	89.68%	78.58%	80.05%	78.42%

	Years Ended December 31,
(Dollars in thousands except footnotes)	2018	2017	2016	2015	2014
Summary Income Statement Information:
Interest income	$115,352	$83,980	$72,755	$64,601	$58,203
Interest expense	7,174	3,342	2,874	2,961	3,260
Net interest income	108,178	80,638	69,881	61,640	54,943
Provision for loan losses	8,625	2,750	900	1,000	1,700
Net interest income after provision for loan losses	99,553	77,888	68,981	60,640	53,243
Non-interest income	15,129	14,394	14,610	13,987	13,105
Non-interest expense	61,996	55,959	46,708	44,751	43,197
Income before income tax expense	52,686	36,323	36,883	29,876	23,151
Income tax expense	12,054	16,477	13,273	10,262	8,246
Net income	$40,632	$19,846	$23,610	$19,614	$14,905

Selected financial ratios:
Basic earnings per share	$2.18	$1.10	$1.33	$1.21	$1.02
Diluted earnings per share	2.14	1.08	1.30	1.17	0.98
Cash dividends per common share (4)	0.41	0.34	0.29	0.18	0.22
Dividend ratio (4)	18.84%	30.77%	21.77%	15.22%	21.76%
Net interest margin (2)	5.29%	4.74%	4.59%	4.43%	4.39%
Non-interest income to average assets	0.70%	0.81%	0.91%	0.95%	0.98%
Non-interest expense to average assets	2.85%	3.13%	2.92%	3.05%	3.24%
Efficiency ratio	50.28%	58.88%	55.28%	59.17%	63.48%
Return on average assets	1.87%	1.11%	1.48%	1.34%	1.12%
Return on average equity	14.85%	8.18%	10.68%	10.49%	9.76%
Net charge-offs (recoveries) to average loans	0.10%	0.09%	-0.02%	0.06%	0.11%
Capital Ratios:
Tier 1 leverage capital	12.27%	11.46%	13.71%	13.42%	11.32%
Total risk-based capital	16.36%	14.67%	20.19%	19.02%	16.01%
Average equity to average assets	12.60%	13.58%	13.83%	12.72%	11.48%
Tangible common equity to tangible assets (3)	12.11%	10.87%	13.69%	13.42%	11.48%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $29.1 million, $29.9 million, $581,000, $679,000, and $776,000 at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

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

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of People’s Utah Bancorp’s (“Company”, “PUB”) operating results and financial condition. The information contained in this section should be read in conjunction with Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K.

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

Overview

PUB is the holding company for People’s Intermountain Bank (“Bank, “PIB”).  PIB is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary customers are small to medium sized businesses that require highly personalized commercial banking products and services.  People’s Intermountain Bank has 26 branch locations in three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank has been serving communities in Utah and southern Idaho for more than 100 years.

We believe our recent loan growth is the result of mergers and acquisitions, as well as organic growth generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions, as well as from our existing branch system.

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

We evaluate our allowance for loan losses quarterly based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, loan concentrations and economic conditions. Allowance for loan losses is provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

We believe that the level of ALLL as of December 31, 2018 and 2017, were adequate to absorb losses inherent in the loan portfolio.

Investment Securities — GAAP requires that investment securities available for sale be carried at fair value which is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Unrealized holding gains and losses on securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, until realized.

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

Business Combinations — Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at fair value on the acquisition date.  The excess purchase consideration over fair value of net assets acquired is recorded as goodwill.  Expenses resulting from a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Acquired Loans — Purchased loans, including loans acquired in business combinations, are recorded at fair value on the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit impaired.  PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The non-accretable difference on PCI loans is not accreted to interest income. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

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

Income Taxes — We file income taxes on a consolidated basis with our subsidiaries and allocate income tax expense (benefit) based on each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

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

Share-Based Compensation — We recognize compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options and restricted stock units (“RSU”) granted to directors and associates. The fair value of each stock option is estimated on the date of grant and amortized over the service period using a Black-Scholes based option valuation model that requires the use of assumptions to estimate the grant date fair value. The estimates are based on assumptions of the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share-based payments is by nature inexact, and represents management’s best estimate of the grant date’s fair value of the share-based payments. RSUs are valued at the fair value of the common shares at the date of grant and amortized over the vesting period.

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) that has either been issued or is effective during 2018 or 2017 and may possibly have a material impact on the Company includes amendments to:

•	FASB ASC Topic 220, Balance Sheet;
•	FASB ASC Subtopic 310-20, Nonrefundable Fees and Other Costs;
•	FASB ASC Topic 326, Financial Statements-Credit Losses;
•	FASB ASC Topic 606, Revenue from Contracts with Customers;
•	FASB ASC Topic 820, Fair Value Measurement;
•	FASB ASC Subtopic 825-10, Overall Financial Instruments; and
•	FASB ASC Topic 842, Leases.

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

However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. For a reconciliation of these non-GAAP financial measures, see the tables below. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled non-GAAP measures as calculated by other companies. See “Financial Overview for the Years Ended December 31, 2018 and 2017” for more detailed information about our financial performance.

Non-GAAP Financial Measures

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Revenue from Core Operations
Net interest income (GAAP)	$108,178	$80,638	$69,881
Total non-interest income	15,129	14,394	14,610
Total GAAP revenues	123,307	95,032	84,491
Exclude net (gain) loss on sale of investment securities	(336)	499	91
Revenue from core operations (non-GAAP)	$122,971	$95,531	$84,582

Non-interest Income from Core Operations
Total non-interest income (GAAP)	$15,129	$14,394	$14,610
Exclude net (gain) loss on sale of investment securities	(336)	499	91
Non-interest income from core operations (non-GAAP)	$14,793	$14,893	$14,701

Non-interest Expense from Core Operations
Total non-interest expense (GAAP)	$61,996	$55,959	$46,708
Exclude acquisition-related costs	(232)	(4,784)	-
Non-interest expense from core operations (non-GAAP)	$61,764	$51,175	$46,708

Net Income from Core Operations
Net income (GAAP)	$40,632	$19,846	$23,610
Exclude net (gain) loss on sale of investment securities	(336)	499	91
Exclude acquisition-related costs	232	4,784	-
Exclude tax related benefit	24	(1,709)	(33)
Write down of deferred income tax assets (DTA)	-	4,729	-
Net income (non-GAAP)	$40,552	$28,149	$23,668

Non-GAAP Financial Measures (continued)

	Years Ended December 31,
(Dollars in thousands except per share amounts)	2018	2017	2016
Acquisition Accounting Impact on Net Interest Margin
Net interest income (GAAP)	$108,178	$80,638	$69,881
Exclude discount accretion (premium amortization) on purchased loans	$(2,867)	$5	$(570)
Exclude premium amortization on acquired certificates of deposit ("CD")	$(140)	$(230)	$(577)
Net interest income before acquisition accounting impact (Non-GAAP)	$105,171	$80,413	$68,734

Average earning assets (GAAP)	$2,046,851	$1,700,790	$1,521,594
Exclude average net loan discount on acquired loans	$10,176	$1,524	$1,296
Average earning assets before acquired loan discount (Non-GAAP)	$2,057,027	$1,702,314	$1,522,890

Net interest margin ("NIM") (GAAP)	5.29%	4.74%	4.59%
Exclude impact on NIM from discount accretion	-0.14%	0.00%	-0.04%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	-0.04%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	5.14%	4.73%	4.51%

Selected Financial Ratios

Diluted earnings per share (GAAP)	$2.14	$1.08	$1.30
Diluted earnings per share (non-GAAP)	$2.14	$1.53	$1.30

Efficiency ratio (GAAP)	50.28%	58.88%	55.28%
Efficiency ratio (non-GAAP)	50.23%	53.57%	55.22%

Non-interest income to average assets (GAAP)	0.70%	0.81%	0.91%
Non-interest income to average assets (non-GAAP)	0.68%	0.83%	0.92%

Non-interest expense to average assets (GAAP)	2.85%	3.13%	2.92%
Non-interest expense to average assets (non-GAAP)	2.84%	2.86%	2.92%

Return on average assets (GAAP)	1.87%	1.11%	1.48%
Return on average assets (non-GAAP)	1.87%	1.57%	1.48%

Return on average equity (GAAP)	14.85%	8.18%	10.68%
Return on average equity (non-GAAP)	14.82%	11.60%	10.71%

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

	Years Ended December 31,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$14,252	$246	1.73%	$51,649	$589	1.14%	$44,821	$231	0.51%
Securities: (1)
Taxable securities	249,032	4,958	1.99%	281,938	4,738	1.68%	283,940	4,258	1.50%
Non-taxable securities (2)	77,455	1,433	1.85%	90,060	1,663	1.85%	89,647	1,655	1.85%
Total securities	326,487	6,391	1.96%	371,998	6,401	1.72%	373,587	5,913	1.58%
Loans (3)
Real estate term	882,742	51,149	5.79%	661,588	36,197	5.47%	580,183	32,404	5.59%
Construction and land development	366,205	28,708	7.84%	268,255	20,889	7.79%	209,932	16,441	7.83%
Commercial and industrial	312,728	20,869	6.67%	238,418	14,393	6.04%	207,911	12,558	6.04%
Residential and home equity	120,396	6,620	5.50%	89,027	4,370	4.91%	86,587	3,990	4.61%
Consumer and other	18,734	1,152	6.15%	17,719	1,116	6.30%	16,461	1,207	7.33%
Total loans	1,700,805	108,498	6.38%	1,275,007	76,965	6.04%	1,101,074	66,600	6.05%

Non-marketable equity securities	5,307	217	4.09%	2,136	25	1.18%	2,112	11	0.52%
Total interest earning assets	2,046,851	115,352	5.64%	1,700,790	83,980	4.94%	1,521,594	72,755	4.78%
Allowance for loan losses	(21,429)			(17,220)			(16,036)
Non-interest earning assets	146,731			104,240			92,640
Total average assets	$2,172,153			$1,787,810			$1,598,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$740,569	2,390	0.32%	$680,216	1,806	0.27%	$607,714	1,685	0.28%
Money market accounts	233,830	1,398	0.60%	183,142	410	0.22%	150,028	354	0.24%
Certificates of deposit less than $250,000	151,272	1,416	0.94%	135,232	768	0.57%	139,037	452	0.33%
Certificates of deposit greater than or equal to $250,000	36,006	546	1.52%	26,620	291	1.09%	29,512	342	1.16%
Total interest bearing deposits	1,161,677	5,750	0.49%	1,025,210	3,275	0.32%	926,291	2,833	0.31%
Short-term borrowings	71,880	1,424	1.98%	7,462	67	0.89%	12,072	41	0.34%
Total interest bearing liabilities	1,233,557	7,174	0.58%	1,032,672	3,342	0.32%	938,363	2,874	0.31%
Non-interest bearing deposits	651,101			501,719			426,487
Total funding	1,884,658	7,174	0.38%	1,534,391	3,342	0.22%	1,364,850	2,874	0.21%
Other non-interest bearing liabilities	13,894			10,660			12,304
Shareholders’ equity	273,601			242,759			221,044
Total average liabilities and shareholders’ equity	$2,172,153			$1,787,810			$1,598,198
Net interest income		$108,178			$80,638			$69,881
Interest rate spread			5.05%			4.61%			4.48%
Net interest margin (4)			5.29%			4.74%			4.59%

(1)

Excludes average unrealized (losses) gains of $(6.3) million, $(1.1) million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively which are included in non-interest earning assets.

(2)

The average yield does not include the federal tax benefits at an assumed rate of 21% for year ended December 31, 2018 35% for years ended December 31, 2017 and 2016, related to income earned on tax-exempt municipal securities totaling $478,000, $896,000, and $891,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Loan interest income includes loan fees of $6.7 million, $6.4 million, and $6.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(555)	$212	$(343)	$40	$318	$358
Taxable securities	(592)	812	220	(30)	510	480
Non-taxable securities	(233)	3	(230)	7	1	8
Total securities	(825)	815	(10)	(23)	511	488
Loans
Real estate term	12,707	2,245	14,952	4,465	(672)	3,793
Construction and land development	7,678	141	7,819	4,542	(94)	4,448
Commercial and industrial	4,839	1,637	6,476	1,842	(7)	1,835
Residential and home equity	1,677	573	2,250	114	266	380
Consumer and other	63	(27)	36	88	(179)	(91)
Total Loans	26,964	4,569	31,533	11,051	(686)	10,365

Non-marketable equity securities	72	120	192	-	14	14
Total interest income	25,656	5,716	31,372	11,068	157	11,225
Interest expense:
Demand and savings accounts	171	413	584	195	(74)	121
Money market accounts	141	847	988	74	(18)	56
Certificates of deposit less than or equal to $250,000	100	548	648	(13)	329	316
Certificates of deposit greater than $250,000	122	133	255	(32)	(19)	(51)
Short-term borrowings	1,189	168	1,357	(20)	46	26
Total interest expense	1,723	2,109	3,832	204	264	468
Net interest income	$23,933	$3,607	$27,540	$10,864	$(107)	$10,757

Net interest income increased $27.5 million for the year ended December 31, 2018 compared with the same period in 2017. The increase in net interest income was driven by organic loan growth, the full year impact of $362 million of loans purchased from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and improved loan and investment securities yields, offset by higher cost of funds from interest-bearing deposits and short term borrowings.

Net interest income increased $10.8 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in net interest income was driven by organic loan growth, one quarter’s impact of $362 million of loans purchased from the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank, and improved loan and investment securities yields, offset by higher cost of funds from interest-bearing deposits.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended
	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Interest income	$115,352	$83,980	$31,372	37.4%
Interest expense	7,174	3,342	(3,832)	(114.7%)
Net interest income	108,178	80,638	27,540	34.2%
Provision for loan losses	8,625	2,750	(5,875)	(213.6%)
Net interest income after provision for loan losses	99,553	77,888	21,665	27.8%
Non-interest income	15,129	14,394	735	5.1%
Non-interest expense	61,996	55,959	(6,037)	(10.8%)
Income before income tax expense	52,686	36,323	16,363	45.0%
Income tax expense	12,054	16,477	4,423	26.8%
Net income	$40,632	$19,846	$20,786	104.7%

Net Income. For the year ended December 31, 2018, net income was $40.6 million, or $2.14 per diluted common share, compared with $19.8 million, or $1.08 per diluted common share, for the same period a year earlier. In 2017, the Company recorded $4.8 million in non-recurring acquisition-related costs for the acquisition of the seven Utah branches of Banner Bank and the merger of Town & Country Bank.  In addition, the Company recorded additional income tax expense of $4.7 million related to the write-down of deferred income tax assets due to the reduction in the Federal corporate income tax rate. During 2017, the Federal government signed into law the Tax Cuts and Jobs Act (the “Act”), which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Act reduces the federal corporate tax rate from a maximum of 35% to a flat rate of 21%.  The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduced net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of 2017.

Net Interest Income and Net Interest Margin. For the year ended December 31, 2018, net interest income grew 34.2%, or $27.5 million, to $108.2 million compared with $80.6 million for the same period a year earlier.  The increase is primarily the result of average interest earning assets growing 20.3%, or $346 million, and yields on interest earning assets increasing 70 basis points to 5.64% for the same comparable periods. Higher yields on interest earning assets were primarily the result of yields on loans increasing 34 basis points to 6.38% for the same comparable periods, and the percentage of average loans to total average interest earning assets increasing to 83.1% for 2018 compared with 75.0% for 2017.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2018, was $8.6 million compared with $2.8 million for the same period a year earlier. The increase in provision for loan losses for all of 2018 is due primarily to a $0.5 million increase in charge-offs, the migration of $90.8 million of purchased loans into the general loan pool, and the increase in allowance for loan losses to loans held for investment.  For the year ended December 31, 2018, the Company incurred net charge-offs of $1.7 million compared with net charge-offs of $1.2 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Mortgage banking	$6,209	$7,536	$(1,327)	(17.6%)
Card processing	3,097	2,790	307	11.0%
Service charges on deposit accounts	2,840	2,445	395	16.2%
Gain (loss) on sale of investment securities	336	(499)	835	167.3%
Other operating	2,647	2,122	525	24.7%
Total non-interest income	$15,129	$14,394	$735	5.1%

For the year ended December 31, 2018, noninterest income was $15.1 million compared with $14.4 million the same period a year ago.  The increase was primarily due to a loss on sale of securities in 2017 compared with a gain in 2018, an increase in service charges on deposit accounts and card processing fees, offset by $1.3 million lower mortgage banking income resulting from lower loan originations, which is primarily the result of a higher interest rate environment for the same comparable periods..

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$39,902	$34,392	$(5,510)	(16.0%)
Occupancy, equipment and depreciation	6,010	4,827	(1,183)	(24.5%)
Data processing	3,515	2,798	(717)	(25.6%)
Marketing and advertising	1,288	1,381	93	6.7%
FDIC premiums	1,019	572	(447)	(78.1%)
Acquisition-related costs	232	4,784	4,552	95.2%
Other	10,030	7,205	(2,825)	(39.2%)
Total non-interest expense	$61,996	$55,959	$(6,037)	(10.8%)

For the year ended 2018, noninterest expense was $62.0 million compared with $56.0 million for the same period a year earlier.  Noninterest expense increased as a result of $5.5 million of higher salaries and employee benefits, primarily from the addition of employees retained from the acquisition of the Utah branches of Banner Bank and the merger of Town & Country Bank, $1.2 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.7 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions for the same comparable periods.  Higher noninterest expense in 2018 compared with 2017 was offset by recording $4.8 million in non-recurring costs associated with the acquisition of both the Utah Banner Bank branches and the merger of Town & Country Bank in 2017.

Income Tax Expense. For the year ended December 31, 2018, income tax expense was $12.1 million compared with $16.5 million for the same period a year ago.  In the fourth quarter of 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Act reduced the federal corporate tax rate from a maximum of 35% to a flat rate of 21%. The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of December 31, 2017, and recorded a one-time additional income tax expense of $4.7 million related to the write-down of deferred income tax assets for tax benefits that the Company did not expect to realize.  The Company recorded an additional ($0.3 million) benefit in 2018 to reflect the final Tax Act impact during the one-year SAB 118 measurement period.  Excluding the one-time adjustment to the Company’s deferred income tax assets related to the write-down of our deferred income tax assets for tax benefits that we’re not expected to realize, the effective tax rate for the year ended 2017 was 32.3% compared with 22.9% for the year ended 2018.  The lower effective tax rate in 2018 compared with 2017 is primarily the result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95%, as well as tax benefits related to tax-deductible stock compensation expense.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income	$83,980	$72,755	$11,225	15.4%
Interest expense	3,342	2,874	(468)	(16.3%)
Net interest income	80,638	69,881	10,757	15.4%
Provision for loan losses	2,750	900	(1,850)	(205.6%)
Net interest income after provision for loan losses	77,888	68,981	8,907	12.9%
Non-interest income	14,394	14,610	(216)	(1.5%)
Non-interest expense	55,959	46,708	(9,251)	(19.8%)
Income before income tax expense	36,323	36,883	(560)	(1.5%)
Income tax expense	16,477	13,273	(3,204)	(24.1%)
Net income	$19,846	$23,610	$(3,764)	(15.9%)

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

Net Interest Income and Net Interest Margin. Net interest income grew 15.4%, or $10.8 million, to $80.6 million compared with $69.9 million for all of 2016.  The increase is primarily the result of average earning assets growing 11.8%, or $179 million, and yields on interest earning assets increasing 16 basis points for the same comparable periods to 4.94% for all of 2017. This contributed to a higher net interest margin of 4.74% for the year ended 2017 compared with 4.59% for all of 2016.  The cost of funding our earning assets increased to 0.32% in 2017 from 0.31% in 2016 because of higher rates paid on deposits.

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

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Mortgage banking	$7,536	$8,478	$(942)	(11.1%)
Card processing	2,790	2,273	517	22.7%
Service charges on deposit accounts	2,445	2,181	264	12.1%
Gain (loss) on sale of investment securities	(499)	(91)	(408)	(448.4%)
Other operating	2,122	1,769	353	20.0%
Total non-interest income	$14,394	$14,610	$(216)	(1.5%)

Non-interest income was $14.4 million for the year ended December 31, 2017 compared with $14.6 million for all of 2016.  The decrease was the result of lower mortgage banking income of $0.9 million, and $0.5 million loss on sale of $80.4 million of investment securities, which were sold to raise liquidity to fund the purchase of net assets from the acquisition of the Utah branches of Banner Bank.  The decline was offset by higher card processing fees and service charges on deposit accounts.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$34,392	$31,441	$(2,951)	(9.4%)
Occupancy, equipment and depreciation	4,827	4,296	(531)	(12.4%)
Data processing	2,798	2,866	68	2.4%
Marketing and advertising	1,381	1,044	(337)	(32.3%)
FDIC premiums	572	631	59	9.4%
Acquisition-related costs	4,784	-	(4,784)	NM
Other	7,205	6,430	(775)	(12.1%)
Total non-interest expense	$55,959	$46,708	$(9,251)	(19.8%)

For the year ended 2017, noninterest expense was $56.0 million compared with $46.7 million for all of 2016.  The increase was primarily due to $4.8 million in non-recurring costs associated with the acquisition of the Utah branches of Banner Bank and merger of Town & Country Bank.  In addition, noninterest expense for all of 2017 increased as a result of $3.0 million of higher salaries and employee benefits due to salary increases to existing employees, new employees hired to support the Bank’s balance sheet growth, and the addition of employees retained from the acquisition of Utah branches of Banner Bank and the merger of Town & Country Bank, and $0.5 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions

Income Tax Expense. We recorded tax provisions of $16.5 million for the year ended December 31, 2017, compared with $13.3 million for the year ended 2016.  The increase in income tax expense is due to a $4.7 million write-down on our deferred income tax assets resulting from the re-measurement of such assets due to the reduction in the Federal corporate income tax rate.  Excluding the one-time adjustment to the Company’s deferred income tax assets related to the write-down of our deferred income tax assets for tax benefits that we’re not expected to realize, the effective tax rate for the year ended 2017 was 32.3% compared with 36.0% for the same period a year earlier.  The lower effective tax rate in 2017 compared with 2016 is primarily due to tax benefits related to tax-deductible stock compensation expense and adjustments in the expected recoverability of certain tax credits.

Financial Condition

Total assets grew $61 million, or 2.9%, to $2.2 billion at December 31, 2018 compared with $2.1 billion at December 31, 2017.  Loans held for investment increased $51 million, or 3.2%, to $1.7 billion at December 31, 2018, compared with $1.6 billion at December 31, 2017.  Total deposits increased $62 million, or 3.4%, to $1.9 billion at December 31, 2018 compared with $1.81 billion at December 31, 2017. The increase in total assets, loans held for investment, and deposits was a result of organic growth.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Loans held for sale	$10,267	$10,871	$20,826	$17,947	$12,272
Loans held for investment:
Commercial real estate loans:
Real estate term	891,131	784,148	582,029	577,804	521,536
Construction and land development	324,506	369,590	240,120	179,664	155,117
Total commercial real estate loans	1,215,637	1,153,738	822,149	757,468	676,653
Commercial and industrial	295,569	294,085	213,260	208,277	178,116
Consumer loans:
Residential and home equity	155,601	158,591	72,959	71,169	73,515
Consumer and other	16,621	25,591	15,678	14,945	15,421
Total consumer loans	172,222	184,182	88,637	86,114	88,936
Gross loans held for investment	1,683,428	1,632,005	1,124,046	1,051,859	943,705
Net deferred loan fees	(4,526)	(4,561)	(4,169)	(3,884)	(3,248)
Loans held for investment	1,678,902	1,627,444	1,119,877	1,047,975	940,457
Allowance for loan losses	(25,245)	(18,303)	(16,715)	(15,557)	(15,151)
Loans held for investment, net	$1,653,657	$1,609,141	$1,103,162	$1,032,418	$925,306

	December 31,
(Percentage of gross loans held for investment)	2018	2017	2016	2015	2014
Loans held for investment:
Commercial real estate loans:
Real estate term	52.9%	48.1%	51.7%	54.9%	55.3%
Construction and land development	19.3%	22.6%	21.4%	17.1%	16.4%
Total commercial real estate loans	72.2%	70.7%	73.1%	72.0%	71.7%
Commercial and industrial	17.6%	18.0%	19.0%	19.8%	18.9%
Consumer loans:
Residential and home equity	9.2%	9.7%	6.5%	6.8%	7.8%
Consumer and other	1.0%	1.6%	1.4%	1.4%	1.6%
Total consumer loans	10.2%	11.3%	7.9%	8.2%	9.4%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

We originate certain residential mortgage loans for sale to investors that are carried at the lower of cost or fair value. Due to the short period held, generally less than 90 days, we consider these loans held for sale to be carried at fair value.

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

Contractual maturities as of December 31, 2018, are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$87,111		$194,060	$609,960	$891,131	$95,756	$708,264
Construction and land development	253,562		49,923	21,021	324,506	15,454	55,490
Total commercial real estate loans	340,673		243,983	630,981	1,215,637	111,210	763,754
Commercial and industrial	123,001		133,103	39,465	295,569	93,815	78,753
Consumer loans:
Residential and home equity	14,328		35,264	106,009	155,601	15,880	125,393
Consumer and other	7,232		7,153	2,236	16,621	8,905	484
Total consumer loans	21,560		42,417	108,245	172,222	24,785	125,877
Gross loans held for investment	$485,234	(1)	$419,503	$778,691	$1,683,428	$229,810	$968,384	(1)

(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.45 billion or 86.3% of total loans at December 31, 2018.

Concentrations. As of December 31, 2018, our loan portfolio has a higher percentage of real estate loans than other loan products. As of that date, real estate related loans comprised 81.4% of gross loans held for investment, of which 52.9% are commercial real estate loans, 19.3% are construction and land development loans, and 9.2% are residential and home equity loans. Compared to the concentrations as of December 31, 2017, we experienced an increase in commercial real estate loans of 4.8%, a decrease in construction and land development loans of 3.3% and a decrease in residential and home equity loans of 0.5%.  We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.  Within our real estate term portfolio, our largest concentration is in the category of office space representing $410.7 million or 24.4% of total gross loans held for investment.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	December 31,
(Dollars in thousands, except footnotes)	2018	2017	2016	2015	2014
Non-accrual loans, not troubled-debt restructured
Real estate term	$309	$-	$2,386	$2,961	$1,465
Construction and land development	-	-	378	56	578
Commercial and industrial	347	223	1,211	1,176	1,787
Residential and home equity	-	-	142	631	428
Consumer and other	-	-	14	88	63
Total non-accrual, not troubled-debt restructured loans	656	223	4,131	4,912	4,321
Troubled-debt restructured loans non-accrual
Real estate term	1,449	-	808	1,153	1,106
Construction and land development	-	-	396	1,329	933
Commercial and industrial	150	-	-	21	1,200
Residential and home equity	-	-	-	-	289
Consumer and other	-	-	-	-	-
Total troubled-debt restructured, non-accrual loans	1,599	-	1,204	2,503	3,528
Total non-accrual loans (1)	2,255	223	5,335	7,415	7,849
Accruing loans past due 90 days or more	17	1	22	3	15
Total non-performing loans (NPL)	2,272	224	5,357	7,418	7,864
OREO	-	994	245	568	1,673
Total non-performing assets (NPA) (2)	$2,272	$1,218	$5,602	$7,986	$9,537

Accruing troubled debt restructured loans	$5,912	$3,307	$5,572	$7,049	$8,399
Non-accrual troubled debt restructured loans	1,599	-	1,204	2,503	3,528
Total troubled debt restructured loans	$7,511	$3,307	$6,776	$9,552	$11,927
Selected ratios:
NPL to total loans held for investment, net (3)	0.14%	0.01%	0.49%	0.72%	0.84%
NPA to total assets (4)	0.10%	0.06%	0.34%	0.51%	0.70%

(1)

We estimate that approximately $256,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2018 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2018, non-performing assets had not been reduced by U.S. government guarantees of $406,368.
(3)

As of December 31, 2018 and 2017, there are $2.24 million and $2.65 million in purchased credit impaired loans that are not performing to the original contractual terms.  Including these PCI loans, total NPL to total loans held for investment would be 0.27% and 0.18% at December 31, 2018 and 2017, respectively.

(4)

As of December 31, 2018 and 2017, there are $2.24 million and $2.65 million in purchased credit impaired loans that are not performing to the original contractual terms.  Including these PCI loans, total NPA to total assets would be 0.21% and 0.18% at December 31, 2018 and 2017, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in either loan terms or below-market interest rate to the debtor that we would not otherwise consider. Total outstanding TDR loans were $7.5 million and $3.3 million as of December 31, 2018 and 2017, respectively. TDR loans that are designated as non-accrual were $1.6 million as of December 31, 2018.  There were no TDR loans designated as non-accrual as of December 31, 2017.  Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$994	$245
Additions	3,320	1,419
Write-downs	-	-
Sales	(4,314)	(670)
Balance, end of period	$-	$994

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

The following table sets forth the activity in our ALLL for the periods indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses:
Beginning balance	$18,303	$16,715	$15,557	$15,151	$14,390
Loans charged off:
Real estate term	(294)	(350)	(17)	(32)	(705)
Construction and land development	(1)	-	-	(396)	(26)
Commercial and industrial	(2,801)	(1,098)	(1,511)	(350)	(949)
Residential and home equity	-	(359)	(6)	-	(16)
Consumer and other	(369)	(231)	(240)	(281)	(356)
Total	(3,465)	(2,038)	(1,774)	(1,059)	(2,052)
Recoveries:
Real estate term	142	219	621	80	498
Construction and land development	127	129	652	46	365
Commercial and industrial	1,250	271	441	191	91
Residential and home equity	84	151	92	67	37
Consumer and other	179	106	226	81	122
Total	1,782	876	2,032	465	1,113
Net loan recoveries (charged off)	(1,683)	(1,162)	258	(594)	(939)
Provision for loan losses	8,625	2,750	900	1,000	1,700
Ending balance	$25,245	$18,303	$16,715	$15,557	$15,151
Gross loans held for investment	$1,683,428	$1,632,005	$1,124,046	$1,051,859	$943,705
Average loans	1,700,805	1,275,007	1,101,074	983,294	861,785
Non-performing loans (1)	4,499	2,874	5,357	7,418	7,864
Selected ratios:
Net charge-offs (recoveries) to average loans	0.10%	0.09%	-0.02%	0.06%	0.11%
Provision for loan losses to average loans	0.51%	0.22%	0.08%	0.10%	0.20%
Allowance for loan losses to gross loans held for investment	1.50%	1.12%	1.49%	1.48%	1.61%

(1)	Includes PCI loans of $2.24 million and $2.65 million as of December 31, 2018 and 2017, respectively

The decrease in ALLL as a percentage of total loans from 2014 to 2017 is attributable to overall improvement in the credit quality of the underlying loan portfolio, and the accounting related to loans purchased in the Utah branches of Banner Bank and Town & Country Bank acquisitions in 2017. In accordance with GAAP for business combinations, the ALLL originally associated with acquired loans are eliminated and the loans are recorded in loans held for investment at fair value, including an estimation of life of loan credit losses or credit mark.  The increase in ALLL as a percentage of total loans in 2018 compared to 2017 is principally related to $0.5 million increase in charge-offs, the migration of $90.8 million of purchased loans into the general loan pool, and the increase in allowance for loan losses to loans held for investment.

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

The following table indicates management’s allocation of the ALLL by loan type as of each of the following dates:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate loans:
Real estate term	$9,968	$6,706	$6,770	$6,783	$5,181
Construction and land development	7,022	6,309	5,449	3,984	4,425
Total commercial real estate loans	16,990	13,015	12,219	10,767	9,606
Commercial and industrial	7,227	4,314	3,718	3,941	4,608
Consumer loans:
Residential and home equity	729	815	617	603	671
Consumer and other	299	159	161	246	266
Total consumer loans	1,028	974	778	849	937
Total	$25,245	$18,303	$16,715	$15,557	$15,151

Investments

The carrying value of our investment securities totaled $346.4 million, $337.7 million and $409.1 million as of December 31, 2018, 2017, and 2016, respectively. Our portfolio of investment securities is comprised of both available for sale securities and securities that we intend to hold to maturity. As of December 31, 2018, we held no investment securities from any issuer; which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016
Available for sale securities:
U.S. Government agencies	$48,366	$48,504	$118,603
Municipal securities	10,268	13,454	25,519
Mortgage-backed securities	217,757	195,262	181,821
Corporate securities	4,573	5,836	9,666
Total	280,964	263,056	335,609
Held to maturity securities:
Municipal securities	65,462	74,654	73,512
Other securities	-	-	-
Total	65,462	74,654	73,512
Total investment securities	$346,426	$337,710	$409,121

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities at amortized cost as of December 31, 2018:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$17,999	1.20%	$30,955	1.84%	$-	0.00%	$-	0.00%	$48,954	1.61%
Municipal securities	1,466	2.49%	5,480	2.76%	3,328	2.26%	-	0.00%	10,274	2.56%
Mortgage-backed securities	-	0.00%	21,228	1.46%	38,188	1.88%	162,802	2.69%	222,218	2.44%
Other securities	-	0.00%	2,000	3.51%	3,000	2.81%	-	0.00%	5,000	3.09%
Total	19,465	1.30%	59,663	1.85%	44,516	1.97%	162,802	2.69%	286,446	2.31%
Held to maturity securities:
Municipal securities	13,775	1.46%	32,103	1.75%	16,058	2.03%	3,526	2.44%	65,462	1.80%
Total investment securities	$33,240	1.37%	$91,766	1.81%	$60,574	1.99%	$166,328	2.69%	$351,908	2.22%

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

Deposits

Total deposits were $1.88 billion, $1.81 billion and $1.43 billion as of December 31, 2018, 2017, and 2016, respectively. The increase in total deposits was the result of organic growth after the assumption of deposits from the Utah branches of Banner Bank and Town & Country Bank in 2017. Non-interest bearing demand deposits increased to $642.6 million, or 34.2% of total deposits as of December 31, 2018, from $641.1 million or 35.3% as of December 31, 2017 and $443.1 million or 31.1% as of December 31, 2016. Interest bearing deposits are comprised of money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$651,101	0.00%	$501,719	0.00%	$426,487	0.00%
Interest bearing deposits:
Interest bearing demand and savings	740,569	0.32%	680,216	0.27%	607,714	0.28%
Money market	233,830	0.60%	183,142	0.22%	150,028	0.24%
Certificates of deposit less than or equal to $250,000	151,272	0.94%	135,232	0.57%	139,037	0.33%
Certificates of deposit greater than $250,000	36,006	1.52%	26,620	1.09%	29,512	1.16%
Total interest bearing deposits	1,161,677	0.49%	1,025,210	0.32%	926,291	0.31%
Total average deposits	$1,812,778	0.32%	$1,526,929	0.21%	$1,352,778	0.21%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average rate for interest bearing deposits has increased from 0.32% in 2017 to 0.49% in 2018.  In a rising rate environment, it is likely the cost of interest bearing deposits will continue to rise in future periods.

Shareholders’ Equity

As of December 31, 2018, our shareholders’ equity totaled $290.2 million, an increase of $32.7 million or 12.7%, since December 31, 2017. The increase in shareholders’ equity for the year ended December 31, 2018 resulted primarily from net income of $40.6 million for the year ended December 31, 2018, stock options exercised of $0.9 million, less dividends paid of $7.7 million.

We began paying quarterly dividends in 2015 with the dividend being declared after the end of each quarter. Dividends declared during 2018 represented a dividend payout ratio of 18.8% of net income for the year ended December 31, 2018.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

The following table sets forth our capital ratios.

	Basel III	PUB
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2018	2017
CET1 risk-based capital ratio	6.50%	15.11%	13.51%
Tier 1 risk-based capital	8.00%	15.11%	13.51%
Total risk-based capital	10.00%	16.36%	14.67%
Tier 1 leverage capital ratio	5.00%	12.27%	11.46%

PUB and the Bank met the definition of a “well-capitalized” institution as of December 31, 2018 and 2017 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2018:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$577,612	$359,554	$112,496	$20,118	$85,444
Standby letters of credit	22,979	22,979	-	-	-
Credit cards	24,885	24,885	-	-	-
Total	$625,476	$407,418	$112,496	$20,118	$85,444

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2018:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$181,697	$92,606	$46,391	$38,277	$4,423
Deposits without stated maturity	1,695,358	1,695,358	-	-	-
Operating leases	2,496	540	1,119	837	-
Total	$1,879,551	$1,788,504	$47,510	$39,114	$4,423

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have the following borrowing lines available at December 31, 2018:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(Dollars in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Reserve	$23,787	$23,787	$-	$23,787	$24,514
Federal Funds	$25,000	$25,000	$-	$25,000	$-
Federal Home Loan Bank	611,026	611,026	-	$611,026	852,164
	$659,813	$659,813	$-	$659,813	$876,678

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  We have $143.0 million in cash and unencumbered investment securities; and $252.0 million in investment securities and $624.7 million in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

We have no outstanding short-term borrowings under the credit lines described in the above table as of December 31, 2018.  On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

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

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans and purchases and sales of investment securities. As of December 31, 2018, we had outstanding loan and credit card commitments of $602.5 million and outstanding letters of credit of $23.0 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2018, 2017, and 2016, deposits increased $62.4 million, $389.6 million, and $115.9 million respectively.  For the year ended December 31, 2017, $284.1 million of the $389.6 million increase in deposits was related to the acquisition of the Utah branches of Banner Bank and the merger of Town & Country Bank.

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

Interest rate risk is addressed by our Asset Liability Management Committee, or ALCO, which is comprised of executive officers. The ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within risk tolerances determined by ALCO, and approved by the Board of Directors, then management may make adjustments to the Company’s asset and liability mix to bring interest rate risk levels within the board approved limits.

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

Our sensitivity of net interest income as of December 31, 2018 is as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$121,772	10.10%	5.65%	0.52%
Up 200 basis points	117,998	6.68%	5.48%	0.35%
Up 100 basis points	114,278	3.32%	5.30%	0.17%
BASE	110,606	0.00%	5.13%	0.00%
Down 100 basis points	107,116	(3.16)%	4.97%	(0.16)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

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

Our gap analysis as of December 31, 2018 is as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Cash and due from banks	$2,933	$-	$-	$-	$-	$2,933
Federal funds sold	1,620	-	-	-	-	1,620
Investment securities	9,224	31,748	50,222	255,232	-	346,426
Loans	643,917	212,371	440,599	392,282	-	1,689,169
Total interest bearing assets	657,694	244,119	490,821	647,514	-	2,040,148
Interest bearing liabilities:
Interest bearing demand and savings	795,456	-	-	-	-	795,456
Money market	257,308	-	-	-	-	257,308
Certificates of deposit less than or equal to $250,000	24,050	52,667	35,275	31,395	-	143,387
Certificates of deposit greater than $250,000	1,730	13,810	11,595	11,175	-	38,310
Short-term borrowings	-	-	-	-	-	-
Total interest bearing liabilities	1,078,544	66,477	46,870	42,570	-	1,234,461
Period gap	$(420,850)	$177,642	$443,951	$604,944	$-	$805,687

Cumulative interest earning assets	$657,694	$901,813	$1,392,634	$2,040,148	$2,040,148
Cumulative interest bearing liabilities	1,078,544	1,145,021	1,191,891	1,234,461	1,234,461
Cumulative gap	(420,850)	(243,208)	200,743	805,687	805,687
Cumulative interest earning assets to cumulative interest bearing liabilities	60.98%	78.76%	116.84%	165.27%	165.27%
Cumulative gap as a percent of:
Total assets	(19.82)%	(11.45)%	9.45%	37.94%	37.94%
Interest earning assets	(63.99)%	(26.97)%	14.41%	39.49%	39.49%

As of December 31, 2018, we had $901.8 million in assets, and $1.1 billion in liabilities re-pricing within one year. This means that more of our interest rate sensitive liabilities will change to the then-current rate than our interest rate sensitive assets (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year as of December 31, 2018 is 78.7%. This analysis indicates that if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

Item 8. Financial Statements and Supplemental Data

Audited consolidated financial statements and related documents required by this item are included in the Annual Report on Form 10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

People’s Utah Bancorp

Management of People’s Utah Bancorp is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange act of 1934, as amended.  The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2018.

Moss Adams LLP, the independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2018 that appears on page 67.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

People’s Utah Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of People’s Utah Bancorp (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Moss Adams LLP

Spokane, Washington

March 15, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of People’s Utah Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of People’s Utah Bancorp and subsidiaries (collectively, the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and supplementary data listed in the index (collectively referred to as the “ consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ Tanner LLC

Salt Lake City, Utah

March 15, 2018

We began serving as the Company's auditor in 2006. In 2018 we became the predecessor auditor.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$39,471	$36,235
Interest bearing deposits	7,456	13,158
Federal funds sold	1,620	1,634
Total cash and cash equivalents	48,547	51,027
Investment securities:
Available for sale, at fair value	280,964	263,056
Held to maturity, at amortized cost	65,462	74,654
Total investment securities	346,426	337,710
Non-marketable equity securities	2,551	3,706
Loans held for sale	10,267	10,871
Loans:
Loans held for investment	1,678,902	1,627,444
Allowance for loan losses	(25,245)	(18,303)
Total loans held for investment, net	1,653,657	1,609,141
Premises and equipment, net	36,532	30,399
Goodwill	25,673	26,008
Bank-owned life insurance	26,433	23,566
Deferred income tax assets	11,514	8,827
Accrued interest receivable	8,282	7,594
Other intangibles	3,412	3,854
Other real estate owned	-	994
Other assets	11,000	9,832
Total assets	$2,184,294	$2,123,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$642,594	$641,124
Interest bearing deposits	1,234,461	1,173,508
Total deposits	1,877,055	1,814,632
Short-term borrowings	-	40,000
Accrued interest payable	483	353
Other liabilities	16,594	11,126
Total liabilities	1,894,132	1,866,111
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,728,823 and 18,511,797 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	187	185
Additional paid-in capital	86,308	84,532
Retained earnings	207,779	174,804
Accumulated other comprehensive loss	(4,112)	(2,103)
Total shareholders’ equity	290,162	257,418
Total liabilities and shareholders’ equity	$2,184,294	$2,123,529

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016
Interest income
Interest and fees on loans	$108,498	$76,965	$66,600
Interest and dividends on investments	6,854	7,015	6,155
Total interest income	115,352	83,980	72,755
Interest expense	7,174	3,342	2,874
Net interest income	108,178	80,638	69,881
Provision for loan losses	8,625	2,750	900
Net interest income after provision for loan losses	99,553	77,888	68,981
Non-interest income
Mortgage banking	6,209	7,536	8,478
Card processing	3,097	2,790	2,273
Service charges on deposit accounts	2,840	2,445	2,181
Net gain (loss) on sale of investment securities	336	(499)	(91)
Other operating	2,647	2,122	1,769
Total non-interest income	15,129	14,394	14,610
Non-interest expense
Salaries and employee benefits	39,902	34,392	31,441
Occupancy, equipment and depreciation	6,010	4,827	4,296
Data processing	3,515	2,798	2,866
Marketing and advertising	1,288	1,381	1,044
FDIC premiums	1,019	572	631
Acquisition-related costs	232	4,784	-
Other	10,030	7,205	6,430
Total non-interest expense	61,996	55,959	46,708
Income before income tax expense	52,686	36,323	36,883
Income tax expense	12,054	16,477	13,273
Net income	$40,632	$19,846	$23,610
Earnings per common share:
Basic	$2.18	$1.10	$1.33
Diluted	$2.14	$1.08	$1.30
Weighted average common shares outstanding:
Basic	18,679,165	18,019,643	17,732,920
Diluted	18,982,521	18,447,621	18,214,924

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$40,632	$19,846	$23,610
Other comprehensive loss
Unrealized holding losses on securities available for sale	(2,678)	(1,168)	(1,104)
Tax effect	669	447	423
Unrealized holding losses on securities available for sale, net of tax	(2,009)	(721)	(681)
Comprehensive income	$38,623	$19,125	$22,929

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of January 1, 2016	17,567,154	$176	$67,338	$142,223	$(329)	$209,408
Net income	-	-	-	23,610	-	23,610
Other comprehensive loss	-	-	-	-	(681)	(681)
Cash dividends declared ($0.18 per share)	-	-	-	(5,141)	-	(5,141)
Share-based compensation	-	-	544	-	-	544
Exercise of stock options	252,384	2	775	-	-	777
Balance as of December 31, 2016	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Net income	-	-	-	19,846	-	19,846
Other comprehensive loss	-	-	-	-	(721)	(721)
Cash dividends declared ($0.34 per share)	-	-	-	(6,106)	-	(6,106)
Share-based compensation	-	-	510	-	-	510
Reclassification of deferred tax rate change related to AOCI	-	-	-	372	(372)	-
Issuance of common shares	466,546	5	13,972	-	-	13,977
Exercise of stock options and vested restricted stock units	225,713	2	1,393	-	-	1,395
Balance as of December 31, 2017	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	40,632	-	40,632
Other comprehensive loss	-	-	-	-	(2,009)	(2,009)
Cash dividends declared ($0.41 per share)	-	-	-	(7,657)	-	(7,657)
Share-based compensation	-	-	891	-	-	891
Exercise of stock options and vested restricted stock units	217,026	2	885	-	-	887
Balance as of December 31, 2018	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$40,632	$19,846	$23,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,625	2,750	900
Depreciation and amortization	3,281	2,612	2,527
(Increase) decrease in deferred income taxes	(2,017)	3,990	(771)
Net amortization of securities discounts and premiums	2,628	2,822	3,080
Share-based compensation	891	510	544
Increase in cash surrender value of BOLI	(617)	(520)	(544)
Gain on sale of loans held for sale, net of capitalized servicing rights	(3,925)	(5,459)	(6,341)
Originations of loans held for sale	(211,577)	(233,055)	(278,083)
Proceeds from sale of loans held for sale	216,106	248,469	281,545
Net changes in:
Accrued interest receivable	(688)	(2,037)	210
Other assets	(607)	1,500	204
Accrued interest payable	130	48	(9)
Other liabilities	5,468	(4,062)	(985)
Net cash provided by operating activities	58,330	37,414	25,887
Cash flows from investing activities:
Net cash used in acquisition-related activities	-	(112,247)	-
Net change in loans held for investment	(55,716)	(148,032)	(72,126)
Purchase of available for sale securities	(66,262)	(68,425)	(153,853)
Purchase of held to maturity securities	-	(12,198)	(17,170)
Maturities/sales of available for sale securities	43,810	147,351	147,413
Maturities of held to maturity securities	8,430	10,278	8,923
Purchase of bank-owned life insurance	(2,250)	-	-
Purchase of premises and equipment	(9,388)	(7,339)	(2,345)
Proceeds from sale of other real estate owned, net of improvements	3,758	587	923
Purchase of non-marketable equity securities	(25,955)	(4,835)	(2,663)
Proceeds from sale of non-marketable equity securities	27,110	2,956	3,080
Net cash used in investing activities	(76,463)	(191,904)	(87,818)
Cash flows from financing activities:
Net increase in deposits	62,423	105,489	115,889
Exercise of stock options	887	1,395	777
Net change in short-term borrowings	(40,000)	36,801	(24,005)
Cash dividends paid	(7,657)	(6,106)	(5,141)
Net cash provided by financing activities	15,653	137,579	87,520
Net change in cash and cash equivalents	(2,480)	(16,911)	25,589
Cash and cash equivalents, beginning of year	51,027	67,938	42,349
Cash and cash equivalents, end of year	$48,547	$51,027	$67,938
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,043	$3,294	$2,552
Income taxes paid	$13,830	$13,429	$13,963
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$3,320	$1,419	$482
Dividends declared but not paid	$-	$-	$-
Unrealized losses on securities available for sale	$(2,678)	$(1,168)	$(1,104)
Measurement period adjustment to goodwill	$(335)	$-	$-
Acquisitions:
Assets acquired	$-	$416,595	$-
Liabilities assumed	$-	$290,371	$-

See accompanying notes to the consolidated financial statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly-owned banking subsidiary, People’s Intermountain Bank (“PIB or the “Bank”), which was organized in 1913.  The Bank is a Utah State chartered bank.  The Bank operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System; however, PUB is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of the Bank. Both PUB and the Bank are subject to periodic examination by all of the applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers the Bank to be its sole operating segment.

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

Investment securities — Investment securities are classified as held to maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available for sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  As the fair value of AFS securities changes, the changes are reported (net of tax, if applicable) in comprehensive income and as an element of accumulated other comprehensive income/loss (“AOCI”) in shareholder’s equity. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

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

Loans held for sale —Single family residential mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Loans with best effort delivery commitments are carried at the lower of aggregate cost or estimated fair value.  Loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans.  Fair values for loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.  Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Mortgage loans held for sale are generally sold with the mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

selling price and the carrying value of the related mortgage loans sold. Substantially all of the residential mortgage loans originated are sold to larger financial institutions.

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

Acquired loans - Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.  Should the Company’s allowance for credit losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan losses.  At the time of an acquisition, the Company evaluates loans to determine if they are purchase credit impaired (“PCI”) loans. PCI loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual payments. The Company makes this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. The non-accretable difference on PCI loans is not accreted to interest income. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

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

Premises and equipment — Land is carried at cost. Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method based on the estimated useful lives of the related assets below:

Building and building improvements	15 to 40 years
Leasehold improvements	3 to 15 years
Furniture and equipment	3 to 15 years
Computers, software and equipment	3 to 5 years

Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Bank-Owned Life Insurance (“BOLI”) — The Bank has purchased life insurance policies. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries. BOLI is carried at the cash surrender value (“CSV”) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

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

Mortgage and Other Servicing Rights — Mortgage and other servicing rights are recognized as separate assets when rights are acquired through purchase of such rights or through the sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For loans sold, the fair value of the servicing rights are estimated and capitalized. Fair value is based on market prices for comparable servicing rights contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Share-based compensation plans — The fair value of incentive share-based awards is recorded as compensation expense over the vesting period of the award. Compensation expense for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense for RSU’s is based on the fair value of the Company’s common shares at the date of grant. RSU awards vest in thirds over three years from date of grant.

Earnings per share — Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include shares that may be issued by the Company for outstanding stock options determined using the treasury stock method and for all outstanding RSUs.

Earnings per common share have been computed based on the following:

	Year ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016
Numerator
Net income	$40,632	$19,846	$23,610
Denominator
Weighted-average number of common shares outstanding	18,679,165	18,019,643	17,732,920
Incremental shares assumed for stock options and RSUs	303,356	427,978	482,004
Weighted-average number of dilutive shares outstanding	18,982,521	18,447,621	18,214,924
Basic earnings per common share	$2.18	$1.10	$1.33
Diluted earnings per common share	$2.14	$1.08	$1.30

Comprehensive income — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, net of the related income tax effect, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Advertising costs — Advertising costs are expensed when incurred and totaled $1,288,000 in 2018, $1,381,000 in 2017, and $1,044,000 in 2016.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a 104 hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the 2017 Tax Act and allows entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined.  The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the 2017 Form 10-K. During 2018, the Company recorded a $0.3 million benefit to tax expense related to provisional amounts recorded in 2017.

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from AOCI to retained earnings for the stranded tax effects on available for sale securities resulting from the 2017 Tax Act. The ASU eliminates the stranded tax effects resulting from the 2017 Tax Act and improves the usefulness of information reported to financial statement users. The ASU also requires certain disclosures about the stranded tax effects. This ASU is effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt this ASU and to reclassify $372,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of 2017.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to provide investors better insight to an entity's risk management hedging strategies by permitting a company to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount; therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2017-08 on January 1, 2019 and it did not have a material impact on the Company's Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase is not known at this time.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.

Lessees will no longer be provided with a source of off-balance sheet financing. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and entities are required to use a modified retrospective approach for leases. The Company adopted the new guidance effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach. The Company also elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component, and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases terms of twelve months or less). The Company has eight real property leases under non-cancelable operating leases, three of which will be subject to this ASU that will result in the recognition of right-of-use assets and lease liabilities. All of the Company’s equipment is owned or on short-term leases. The Company compiled a complete inventory of arrangements containing leases and analyzed the lease data necessary to meet the new requirements. In connection with the adoption of this ASU, as of January 1, 2019, the Company recorded a $2.2 million right of use asset and a $2.2 million lease liability on its Consolidated Statements of Financial Condition.

In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  In addition, the amendments in this ASU provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606). The amendments of this ASU became effective for the Company on January 1, 2019.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this ASU on January 1, 2018.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

The adoption of this ASU and the use of exit fair value pricing did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU do not change the core principle of the guidance in Subtopic 825-10.  Rather, the amendments in this ASU clarify the application of the guidance regarding the fair value measurement of equity securities without readily determinable fair value. The Company adopted this ASU upon its issuance. The impact of the Company's adoption of this ASU is described in the preceding paragraph.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.  The Company adopted this standard on January 1, 2018, using the full retrospective method.

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  Revenue streams reported as deposit fees and other service charges, which include transaction based deposit fees, and interchange fees on credit and debit cards, are within the scope of Topic 606.  The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard.  The Company’s adoption of this standard did not change the timing or the amount of revenue recognized in prior periods.  However, the presentation of certain costs associated with card processing will now be offset against card processing revenue in non-interest income.  The change in presentation resulted in $2.6 million of expenses for the year ended December 31, 2018, being netted against card processing income and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $2.2 million of card processing related expenses for the years ended December 31, 2017 and 2016, were reclassified from payment and card processing expense in non-interest expense to being netted against card processing revenue in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

The following table presents the impact of adopting of the new revenue standard on our Statements of Income for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018			2017			2016
(Dollars in thousands,		Balance Without			Balance Without			Balance Without
except share and per share data)	As Reported	Adoption of ASC 606	Effect of Change	As Reported	Adoption of ASC 606	Effect of Change	As Reported	Adoption of ASC 606	Effect of Change
Non-interest income
Card Processing	$3,097	$5,685	$(2,588)	$2,790	$4,956	$(2,166)	$2,273	$4,451	$(2,178)
Service charges on deposit accounts	2,840	2,840	-	2,445	2,445	-	2,181	2,181	-

Non-interest Expense
Card Processing	$-	$2,588	$(2,588)	$-	$2,166	$(2,166)	$-	$2,178	$(2,178)

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2018.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
		Gross	Less
	Amortized	Unrealized	Than	12 Months	Fair
(Dollars in thousands)	Cost	Gain	12 Months	or Longer	Value
As of December 31, 2018
U.S. Government-sponsored securities	$48,954	$-	$-	$(588)	$48,366
Municipal securities	10,274	59	(12)	(53)	10,268
Mortgage-backed securities	222,218	218	(156)	(4,523)	217,757
Corporate securities	5,000	-	(23)	(404)	4,573
	$286,446	$277	$(191)	$(5,568)	$280,964
As of December 31, 2017
U.S. Government-sponsored securities	$48,950	$13	$(6)	$(453)	$48,504
Municipal securities	13,310	184	(22)	(18)	13,454
Mortgage-backed securities	198,100	71	(1,145)	(1,764)	195,262
Corporate securities	5,500	573	-	(237)	5,836
	$265,860	$841	$(1,173)	$(2,472)	$263,056

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

Carrying amounts and estimated fair values of securities held to maturity are as follows:

			Gross Unrealized Losses
		Gross	Less
	Amortized	Unrealized	Than	12 Months	Fair
(Dollars in thousands)	Cost	Gain	12 Months	or Longer	Value
As of December 31, 2018
Municipal securities	$65,462	$28	$(39)	$(685)	$64,766
	$65,462	$28	$(39)	$(685)	$64,766
As of December 31, 2017
Municipal securities	$74,654	$167	$(293)	$(227)	$74,301
	$74,654	$167	$(293)	$(227)	$74,301

The gross unrealized losses and the fair value for securities available for sale and held to maturity are as follows:

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$48,366	$(588)	$48,366	$(588)
Municipal securities	1,701	(12)	4,095	(53)	5,796	(65)
Mortgage-backed securities	35,155	(156)	150,569	(4,523)	185,724	(4,679)
Corporate securities	1,977	(23)	2,596	(404)	4,573	(427)
	$38,833	$(191)	$205,626	$(5,568)	$244,459	$(5,759)
Held to Maturity
Municipal securities	$9,163	$(39)	$46,996	$(685)	$56,159	$(724)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$5,087	$(6)	$33,543	$(453)	$38,630	$(459)
Municipal securities	3,523	(22)	830	(18)	4,353	(40)
Mortgage-backed securities	112,878	(1,145)	72,859	(1,764)	185,737	(2,909)
Corporate securities	-	-	4,763	(237)	4,763	(237)
	$121,488	$(1,173)	$111,995	$(2,472)	$233,483	$(3,645)
Held to Maturity
Municipal securities	$39,380	$(293)	$10,389	$(227)	$49,769	$(520)

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

The amortized cost and estimated fair values of investment securities that are available for sale and held to maturity at December 31, 2018, by contractual maturity, are as follows:

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$19,465	$19,277	$13,775	$13,734
After one year through five years	59,663	58,723	32,103	31,817
After five years through ten years	44,516	43,016	16,058	15,720
After ten years	162,802	159,948	3,526	3,495
	$286,446	$280,964	$65,462	$64,766

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of December 31, 2018 and 2017, the Company held 201 and 186 available for sale investment securities with fair values less than amortized cost, respectively. In addition, the Company held 122 and 118 held to maturity securities with fair values less than amortized cost at December 31, 2018 and 2017, respectively.  Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

The Company had sales of available for sale securities totaling $500,000 during the year ended December 31, 2018, which resulted in a net gain of $336,000 compared with $126.2 million during the year ended December 31, 2017, which resulted in a net loss of $486,000 and $20.8 million during the year ended December 31, 2016 which resulted in a net loss of $91,000. There were no available for sale securities in a nonaccrual status at December 31, 2018, 2017, and 2016.

The Company had no sales of held to maturity securities during the year ended December 31, 2018, compared to $204,000 during the year ended December 31, 2017, which resulted in a net loss of $13,000.  The Company had no sales of held to maturity securities during the year ended December 31, 2016.  The company had no held to maturity securities in a nonaccrual status at December 31, 2018, 2017, and 2016.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(Dollars in thousands)	2018	2017
Loans held for investment:
Commercial real estate loans:
Real estate term	$891,131	$784,148
Construction and land development	324,506	369,590
Total commercial real estate loans	1,215,637	1,153,738
Commercial and industrial loans	295,569	294,085
Consumer loans:
Residential and home equity	155,601	158,591
Consumer and other	16,621	25,591
Total consumer loans	172,222	184,182
Gross loans held for investment	1,683,428	1,632,005
Less:
Net deferred loan fees	(4,526)	(4,561)
Loans held for investment	1,678,902	1,627,444
Less: allowance for loan losses	(25,245)	(18,303)
Loans held for investment, net	$1,653,657	$1,609,141

Changes in the allowance for loan losses are as follows:

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$6,706	$6,309	$4,314	$815	$159	$18,303
Provisions for loan losses	3,414	587	4,464	(170)	330	8,625
Charge-offs	(294)	(1)	(2,801)	-	(369)	(3,465)
Recoveries	142	127	1,250	84	179	1,782
Balance at end of year	$9,968	$7,022	$7,227	$729	$299	$25,245

	Year Ended December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$6,770	$5,449	$3,718	$617	$161	$16,715
Provisions for loan losses	67	731	1,423	406	123	2,750
Charge-offs	(350)	-	(1,098)	(359)	(231)	(2,038)
Recoveries	219	129	271	151	106	876
Balance at end of year	$6,706	$6,309	$4,314	$815	$159	$18,303

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Year Ended December 31, 2016
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$6,783	$3,984	$3,941	$603	$246	$15,557
Provisions for loan losses	(617)	813	847	(72)	(71)	900
Charge-offs	(17)	-	(1,511)	(6)	(240)	(1,774)
Recoveries	621	652	441	92	226	2,032
Balance at end of year	$6,770	$5,449	$3,718	$617	$161	$16,715

Non-accrual loans are summarized as follows:

(Dollars in thousands)	2018	2017
Non-accrual loans, not troubled debt restructured:
Real estate term	$309	$-
Construction and land development	-	-
Commercial and industrial	347	223
Residential and home equity	-	-
Consumer and other	-	-
Total non-accrual loans, not troubled debt restructured	656	223
Troubled debt restructured loans, non-accrual:
Real estate term	1,449	-
Construction and land development	-	-
Commercial and industrial	150	-
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,599	-
Total non-accrual loans	$2,255	$223

As of December 31, 2018 and 2017, there are $2.24 million and $ 2.65 million, respectively, in PCI loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $4.5 million and $2.9 million at December 31, 2018 and 2017, respectively.

Troubled debt restructured (“TDR”) loans are summarized as follows:

(Dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$5,912	$3,307
Non-accrual troubled debt restructured loans	1,599	-
Total troubled debt restructured loans	$7,511	$3,307

There were no PCI TDR non-performing loans as of December 31, 2018. As of December 31, 2017, there are $0.3 million in purchased credit impaired TDR loans that are not performing to the original contractual terms.  Including these PCI loans, total TDR loans are $3.6 million at December 31, 2017.

A restructured loan is considered a troubled debt restructured loan, if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that it would not otherwise consider. Each TDR loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses Continued

The following tables present TDRs that occurred during the periods presented and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	4	-	6	1	-	11
Pre-modification balance	$3,434	$-	$1,460	$532	$-	$5,426
Post-modification balance	$3,434	$-	$1,460	$532	$-	$5,426

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,449	$-	$150	$-	$-	$1,599

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)

Generally, these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

(3)

No new TDRs occurred during the year ended December 31, 2017 and 2016, respectively.  In addition, there were no TDRs which incurred a payment default within twelve months of the restructure date during the year ended December 31, 2017 and 2016, respectively.

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2018
		30-89	90+			Purchased
		Days	Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$886,974	$1,467	$-	$1,758	$3,225	$932	$891,131
Construction and land development	321,389	2,833	-	-	2,833	284	324,506
Total commercial real estate	1,208,363	4,300	-	1,758	6,058	1,216	1,215,637
Commercial and industrial	288,328	3,225	-	497	3,722	3,519	295,569
Consumer:
Residential and home equity	154,368	1,233	-	-	1,233	-	155,601
Consumer and other	16,180	424	17	-	441	-	16,621
Total consumer	170,548	1,657	17	-	1,674	-	172,222
Total gross loans	$1,667,239	$9,182	$17	$2,255	$11,454	$4,735	$1,683,428

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses Continued

	December 31, 2017
		30-89	90+			Purchased
		Days	Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$777,746	$2,243	$-	$-	$2,243	$4,159	$784,148
Construction and land development	361,847	7,095	-	-	7,095	648	369,590
Total commercial real estate	1,139,593	9,338	-	-	9,338	4,807	1,153,738
Commercial and industrial	285,785	4,210	-	223	4,433	3,867	294,085
Consumer:
Residential and home equity	156,379	2,212	-	-	2,212	-	158,591
Consumer and other	25,307	283	1	-	284	-	25,591
Total consumer	181,686	2,495	1	-	2,496	-	184,182
Total gross loans	$1,607,064	$16,043	$1	$223	$16,267	$8,674	$1,632,005

Loans 90+ days past dues are still accruing.  Included in purchased credit impaired loans are $2.24 million and $ 2.65 million that are not performing to the original contractual terms as of December 31, 2018 and 2017, respectively.

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a loan grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications and are summarized as follows:

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$865,472	$14,339	$11,320	$-	$891,131	$9,968
Construction and land development	322,625	1,332	549	-	324,506	7,022
Total commercial real estate	1,188,097	15,671	11,869	-	1,215,637	16,990
Commercial and industrial	271,825	10,138	13,606	-	295,569	7,227
Consumer loans:
Residential and home equity	150,590	620	4,391	-	155,601	729
Consumer and other	16,574	29	18	-	16,621	299
Total consumer	167,164	649	4,409	-	172,222	1,028
Total	$1,627,086	$26,458	$29,884	$-	$1,683,428	$25,245

	December 31, 2017
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$758,575	$13,055	$12,518	$-	$784,148	$6,706
Construction and land development	358,766	7,227	3,597	-	369,590	6,309
Total commercial real estate	1,117,341	20,282	16,115	-	1,153,738	13,015
Commercial and industrial	274,535	13,464	6,086	-	294,085	4,314
Consumer loans:
Residential and home equity	152,753	3,913	1,925	-	158,591	815
Consumer and other	25,461	45	72	13	25,591	159
Total consumer	178,214	3,958	1,997	13	184,182	974
Total	$1,570,090	$37,704	$24,198	$13	$1,632,005	$18,303

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$324	$-	$1,781	$55	$-	$2,160
Collectively evaluated for impairment	9,644	7,022	5,446	674	299	23,085
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,968	$7,022	$7,227	$729	$299	$25,245
Outstanding loan balances:
Individually evaluated for impairment	$9,689	$268	$9,581	$4,095	$-	$23,633
Collectively evaluated for impairment	880,510	323,954	282,469	151,506	16,621	1,655,060
Purchased credit-impaired loans	932	284	3,519	-	-	4,735
Total gross loans	$891,131	$324,506	$295,569	$155,601	$16,621	$1,683,428

	December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$-	$3	$41	$101	$-	$145
Collectively evaluated for impairment	6,706	6,306	4,273	714	159	18,158
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$6,706	$6,309	$4,314	$815	$159	$18,303
Outstanding loan balances:
Individually evaluated for impairment	$6,191	$2,568	$2,044	$1,150	$-	$11,953
Collectively evaluated for impairment	773,798	366,374	288,174	157,441	25,591	1,611,378
Purchased credit-impaired loans	4,159	648	3,867	-	-	8,674
Total gross loans	$784,148	$369,590	$294,085	$158,591	$25,591	$1,632,005

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans is summarized as follows:

	December 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,689	$3,823	$5,866	$9,689	$324
Construction and land development	997	267	-	267	-
Total commercial real estate	10,686	4,090	5,866	9,956	324
Commercial and industrial	10,113	5,495	4,087	9,582	1,781
Consumer loans:
Residential and home equity	4,095	3,046	1,049	4,095	55
Consumer and other	-	-	-	-	-
Total consumer	4,095	3,046	1,049	4,095	55
Total	$24,894	$12,631	$11,002	$23,633	$2,160

	December 31, 2017
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$7,090	$6,191	$-	$6,191	$-
Construction and land development	3,485	2,372	196	2,568	3
Total commercial real estate	10,575	8,563	196	8,759	3
Commercial and industrial	6,204	1,276	768	2,044	41
Consumer loans:
Residential and home equity	1,150	229	921	1,150	101
Consumer and other	-	-	-	-	-
Total consumer	1,150	229	921	1,150	101
Total	$17,929	$10,068	$1,885	$11,953	$145

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans was as follows:

	Year Ended December 31,
	2018		2017		2016
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$8,027	$332	$6,489	$187	$7,435	$240
Construction and land development	1,499	106	3,107	137	2,809	168
Total commercial real estate	9,526	438	9,596	324	10,244	408
Commercial and industrial	8,049	426	7,552	276	6,214	311
Consumer loans:
Residential and home equity	2,409	118	1,313	46	1,695	67
Consumer and other	-	-	-	-	60	1
Total consumer	2,409	118	1,313	46	1,755	68
Total	$19,984	$982	$18,461	$646	$18,213	$787

Purchased credit-impaired loans and purchased non-credit-impaired loans -- Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $7.7 million and $12.4 million at December 31, 2018 and 2017, respectively. The carrying balance of PCI loans was $4.7 million and $8.7 million at December 31, 2018 and 2017, respectively.

The following table presents the changes in the accretable yield for purchased loans for December 31, 2018, and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$8,536	$573
Accretion to interest income	(2,866)	5
Additions from acquisitions	-	7,769
Reclassification from non-accretable difference	214	189
Balance, end of period	$5,884	$8,536

The following table presents the changes in the non-accretable yield for purchased loans for December 31, 2018, and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$3,739	$290
Additions from acquisitions	-	4,382
Loans charged off	(583)	(744)
Reclassification to accretable	(214)	(189)
Balance, end of period	$2,942	$3,739

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The following table summarizes the performing loans purchased on the acquisition date for both the seven Utah branches of Banner Bank and Town & Country Bank (“Acquisitions”):

(Dollars in thousands)	Acquisition Date
Contractually required principal payments	$359,624
Adjustment for credit, interest rate and liquidity	(7,259)
Fair value of performing purchased loans	$352,365

The following table summarizes the PCI loans purchased on the acquisition date for the Acquisitions:

(Dollars in thousands)	Acquisition Date
Contractually required payments including interest	$15,535
Amounts not expected to be collected - nonaccretable difference	(4,382)
Cash flows expected to be collected	11,153
Accretable yield	(1,200)

Fair value of PCI loans	$9,953

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The following table summarizes the balance of purchased loans as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Performing Purchased Loans	PCI Loans	Total Acquired Loans
Commercial real estate loans:
Real estate term	$194,904	$932	$195,836
Construction and land development	7,801	284	8,085
Total commercial real estate loans	202,705	1,216	203,921
Commercial and industrial loans	34,492	3,519	38,011
Consumer loans:
Residential and home equity	24,194	-	24,194
Consumer and other	940	-	940
Total consumer loans	25,134	-	25,134
Total loans carrying balance	$262,331	$4,735	$267,066

Total loans unpaid principal balance	$268,215	$7,677	$275,892

	December 31, 2017
(Dollars in thousands)	Performing Purchased Loans	PCI Loans	Total Acquired Loans
Commercial real estate loans:
Real estate term	$220,009	$1,013	$221,022
Construction and land development	27,030	651	27,681
Total commercial real estate loans	247,039	1,664	248,703
Commercial and industrial loans	59,093	7,010	66,103
Consumer loans:
Residential and home equity	30,871	-	30,871
Consumer and other	8,770	-	8,770
Total consumer loans	39,641	-	39,641
Total loans carrying balance	$345,773	$8,674	$354,447

Total loans unpaid principal balance	$354,309	$12,414	$366,723

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $5.6 million and $3.4 million at December 31, 2018, and 2017, respectively. Available lines of credit for loans and credit cards to affiliates were $951,000 at December 31, 2018.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(Dollars in thousands)	2018	2017
Land and buildings	$45,060	$36,278
Equipment, furniture, and software	24,095	23,707
	69,155	59,985
Accumulated depreciation and amortization	(32,623)	(29,586)
	$36,532	$30,399

The Company leases certain properties from third parties under operating leases.  Total rent expense for the years ended December 31, 2018, 2017, and 2016 was $909,000, $539,000, and $344,000, respectively.

The Company had depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 was $3.3 million, $2.6 million, and $2.5 million, respectively.

The total future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 are as follows:

(Dollars in thousands)	Amount
2019	$540
2020	553
2021	566
2022	581
2023 and beyond	256
$2,496

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(Dollars in thousands)	2018	2017
Non-interest bearing	$642,594	$641,124

Interest bearing deposits:
Interest bearing demand and savings	795,456	736,820
Money market accounts	257,308	230,844
Certificates of deposit less than or equal to $250,000	143,387	166,747
Certificates of deposit greater than $250,000	38,310	39,097
Total interest bearing deposits	1,234,461	1,173,508
Total deposits	$1,877,055	$1,814,632

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Deposits - Continued

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2019	$92,606
2020	31,790
2021	14,602
2022	19,878
2023 and beyond	22,821
$181,697

Deposits held by affiliates were $8.8 million and $7.1 million as of December 31, 2018 and 2017, respectively.

Note 6 — Short-term borrowings

Short-term borrowings consist of the following as of December 31:

(Dollars in thousands)	2018	2017
Security repurchase agreements	$-	$-
Other short-term borrowings:
Federal Home Loan Bank advances	-	40,000
Total other short-term borrowings	-	40,000
Total short-term borrowings	$-	$40,000

As of December 31, 2018, committed Federal funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal funds interest rate as of December 31, 2018 was 2.64%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $611.0 million which is secured by $852.2 million in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rates which was 2.63% as of December 31, 2018.

The Company holds $24.5 million in investment securities in its Federal Reserve Bank (“Fed”) account. As of December 31, 2018, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed is $23.8 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed advances as of December 31, 2018 and 2017.

Securities sold under agreements to repurchase are generally overnight financing arrangements with customers collateralized by the Company’s investment securities that mature within 166 months. As of December 31, 2018 and 2017, the Company had no investment securities pledged for securities sold under agreements to repurchase.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings - Continued

Information concerning short-term borrowings consist of the following as of December 31:

(Dollars in thousands)	2018	2017	2016
Security repurchase agreements:
Average daily balance	$-	$2,568	$2,713
Weighted average rate	0.00%	0.14%	0.15%
Highest month-end balance	$-	$3,789	$3,315
Year-end balance	$-	$-	$3,199
Weighted average rate on outstandings at year-end	0.00%	0.00%	0.15%

Other short-term borrowings:
Average daily balance	$71,880	$4,894	$9,359
Weighted average rate	1.98%	1.28%	0.39%
Highest month-end balance	$145,000	$40,000	$45,000
Year-end balance	$-	$40,000	$-
Weighted average rate on outstandings at year-end	0.00%	1.63%	0.00%

Note 7 — Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Current:
Federal	$11,167	$10,778	$12,194
State	2,904	1,709	1,850
	14,071	12,487	14,044
Deferred:
Federal	(1,662)	3,468	(670)
State	(355)	522	(101)
Deferred	(2,017)	3,990	(771)
Income tax expense	$12,054	$16,477	$13,273

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Tax rate change	(0.5)%	13.0%	-
State taxes, net of federal income tax benefit	3.7%	2.9%	3.1%
Tax-exempt interest and income	(0.8)%	(2.1)%	(2.1)%
Equity awards expense	(0.4)%	(2.8)%	(0.3)%
Other, net	(0.1)%	(0.6)%	0.3%
Effective tax rate	22.9%	45.4%	36.0%

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes - Continued

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(Dollars in thousands)	2018	2017
Deferred income tax assets:
Allowance for loan losses	$7,435	$5,792
Deferred loan fees and costs	1,920	1,436
Fair value adjustments on certificates of deposit	135	170
Deferred compensation	429	427
Unrealized loss on securities	1,371	701
State income taxes	608	362
Other	902	740
	12,800	9,628

Deferred income tax liabilities:
FHLB dividends	166	157
Mortgage servicing rights	182	192
Basis difference in premises, equipment and other assets	938	452
	1,286	801
Net deferred income tax assets	$11,514	$8,827

The Federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat rate of 21%.  The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. In connection with the Company’s initial analysis of the impact of the Tax Act and consistent with the requirement to record a provisional estimate when applicable, the Company recorded additional income tax expense of $4.7 million related to the write-down of deferred income tax assets due to the reduction in the Federal corporate income tax rate. The Company recorded an additional $0.3 million benefit in 2018 to reflect the final Tax Act impact during the one-year SAB 118 measurement period.

The Company believes, based on available information, that it is more likely than not that the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2018 and 2017.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2018 and 2017, the Company did not have any significant uncertain tax positions.  The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The credit to current tax expense related to tax-deductible stock compensation expense was $0.2 million, $1.2 million and $0.2 million in 2018, 2017 and 2016, respectively.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2015 through 2018 tax years remain subject to selection for examination as of December 31, 2018. None of the Company’s income tax returns are currently under audit. As of December 31, 2018 and 2017, the Company has no net operating loss or credit carry-forwards.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

(Dollars in thousands)	2018	2017
Commitments to extend credit, including unsecured commitments of $16,304 and $13,625 as of December 31, 2018 and 2017, respectively	$577,612	$637,029
Stand-by letters of credit and bond commitments, including unsecured commitments of $730 and $440 as of December 31, 2018 and 2017, respectively	22,979	27,943
Unused credit card lines, all unsecured	24,885	24,949

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

As of December 31, 2018, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2018
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$264,790	15.11%	$78,857	4.50%	$113,904	6.50%
Tier 1 Capital to Risk-Weighted Assets	264,790	15.11%	105,142	6.00%	140,190	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	286,747	16.36%	140,190	8.00%	175,237	10.00%
Tier 1 Leverage	264,790	12.27%	86,351	4.00%	NA	NA

People's Intermountain Bank
CET1 Capital to Risk-Weighted Assets	$261,703	14.94%	$78,833	4.50%	$113,870	6.50%
Tier 1 Capital to Risk-Weighted Assets	261,703	14.94%	105,111	6.00%	140,148	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	283,654	16.19%	140,148	8.00%	175,185	10.00%
Tier 1 Leverage	261,703	12.12%	86,346	4.00%	107,932	5.00%

	December 31, 2017
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$229,886	13.51%	$76,598	4.50%	$110,642	6.50%
Tier 1 Capital to Risk-Weighted Assets	229,886	13.51%	102,131	6.00%	136,174	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	249,645	14.67%	136,174	8.00%	170,218	10.00%
Tier 1 Leverage	229,886	11.46%	80,249	4.00%	NA	NA

People's Intermountain Bank
CET1 Capital to Risk-Weighted Assets	$227,252	13.35%	$76,591	4.50%	$110,632	6.50%
Tier 1 Capital to Risk-Weighted Assets	227,252	13.35%	102,122	6.00%	136,163	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	247,011	14.51%	136,163	8.00%	170,203	10.00%
Tier 1 Leverage	227,252	11.32%	80,323	4.00%	100,403	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $2.2 million and $6.0 million as of December 31, 2018 and 2017, respectively.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The following table summarizes dividends per share declared and paid per quarter for the periods indicated:

	Years Ended December 31,
	2018	2017
First quarter	$0.09	$0.08
Second quarter	0.10	0.08
Third quarter	0.11	0.09
Fourth quarter	0.11	0.09
Total	$0.41	$0.34

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2016	962,255	$7.42
Granted	86,831	15.66
Exercised	(285,568)	5.62
Forfeited	(802)	16.96
Outstanding at December 31, 2016	762,716	7.42
Granted	17,692	29.59
Exercised	(221,337)	7.76
Forfeited	(14,358)	15.41
Outstanding at December 31, 2017	544,713	10.14
Granted	33,382	32.31
Exercised	(218,928)	8.45
Forfeited	(8,524)	7.61
Outstanding at December 31, 2018	350,643	13.38	3.13	$7,254
Exercisable at December 31, 2018	292,100	11.27	3.25	5,562
Exercisable at December 31, 2017	405,256	8.53	3.86	7,423

The weighted-average grant-date fair value of options per share granted, using the Black-Scholes method of valuation, was $3.58, $3.82 and $2.26 during 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $5.2 million, $4.2 million and $3.5 million, respectively. Shares issued upon exercises of stock options in 2018 were reduced by 30,320 shares related to net settled option exercises or existing shares tendered as consideration.

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2016	39,929	$11.10
Granted	3,866	16.50
Vested	(14,228)	12.81
Forfeited	(1,672)	12.54
Non-vested at December 31, 2016	27,895	12.97
Granted	27,811	28.92
Vested	(15,838)	13.37
Forfeited	(292)	12.10
Non-vested at December 31, 2017	39,576	24.02
Granted	32,853	31.09
Vested	(28,420)	32.06
Forfeited	(1,565)	30.66
Non-vested at December 31, 2018	42,444	30.00

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

The total intrinsic value of RSUs vested during the years ended December 31, 2018, 2017, and 2016 were $911,000 $423,000, and $244,000, respectively.

As of December 31, 2018, there was $956,000 of total unrecognized compensation expense related to stock options and RSUs granted to be recognized over a weighted-average period of 3.1 years.

As of December 31, 2017, there was $711,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 1.2 years.

The Company recorded share-based compensation expense of $891,000, $510,000 and $544,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2018, 2017, and 2016: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 13.3% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are estimated based on the Company’s historical forfeiture experience.  Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value as there is no active market for the options granted.

Share-based compensation expense related to restricted stock units and non-qualified stock options was $862,000, $342,000 and $371,000 for the years ended December 31, 2018, 2017, and 2016; and the related recognized income tax benefit associated with this expense is $216,000, $131,000 and $142,000, respectively.

Profit Sharing — The Company provides an annual discretionary profit sharing contribution to all eligible employees based on each years’ financial performance as recommended by management and approved by the Board of Directors.  The profit sharing contribution can be either contributed to the 401(k) plan or the company’s Employer Stock Ownership Plan (“ESOP”).  The company made profit sharing contributions of $1,000,000, $725,000 and $600,000 in 2018, 2017, and 2016, respectively

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made matching contributions of $964,000, $883,000 and $778,000 in 2018, 2017, and 2016, respectively.

Employee Stock Ownership Plan — The Company formed an ESOP in 2018 to provide eligible employees with the benefits of ownership in the Company’s stock.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value

Fair value measurements — The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy

Level 1Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

Level 3Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

Loans held for investment: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types’ fair value approximated carrying value because of their floating rate or expected maturity characteristics.

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

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017:

		2018		2017
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	1	$48,547	$48,547	$51,027	$51,027
Investment securities available for sale	2	280,964	280,964	263,056	263,056
Investment securities held to maturity	2	50,905	50,364	74,654	74,301
Investment securities held to maturity	3	14,557	14,402	-	-
Non-marketable securities	2	2,551	2,551	3,706	3,706
Loans held for sale	2	10,267	10,267	10,871	10,871
Loans held for investment	3	1,653,657	1,637,617	1,609,141	1,607,388

Financial Liabilities:
Total deposits	2	$1,877,055	$1,675,992	$1,814,632	$1,596,966
Short-term borrowings	2	-	-	40,000	40,000

During 2018, certain unrated municipal securities were reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable market data using quoted prices for similar assets.  The fair valuation was determined using discounted cash flow analyses based on the net present value of each security’s projected cash flows using observable market data for similar securities.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Fair valued on a recurring basis:
Investment securities available for sale	$-	$280,964	$-	$280,964
Fair valued on a non-recurring basis:
Impaired loans	-	-	7,304	7,304

As of December 31, 2017
Fair valued on a recurring basis:
Investment securities available for sale	$-	$263,056	$-	$263,056
Fair valued on a non-recurring basis:
Impaired loans	-	-	1,740	1,740

Non-recurring Measurements:  Impaired loans are classified with Level 3 of the fair value hierarchy.  The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated costs to sell.  The Company receives an appraisal or performs an evaluation for each impaired loan.  The key inputs used to determine the fair value of impaired loans include selling costs, and adjustment to comparable collateral.  Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness.  Appraisal are typically obtained at least on an annual basis.  The Company also considers other factors and events that may affect the fair value.  The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed.  After review and acceptance of the appraisal or evaluation, adjustments to impaired loans may occur.

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

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2018, The Bank’s lending limit was $47.7 million.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to PUB, on a parent-only basis, is as follows as of and for the years ended December 31:

(Dollars in thousands)	2018	2017
Balance Sheets
Assets
Cash and cash equivalents	$3,286	$2,619
Investment in subsidiaries	287,075	254,784
Other assets	520	801
Total assets	$290,881	$258,204
Liabilities and shareholders' equity
Due to subsidiaries, net	$337	$369
Other liabilities	382	417
Shareholders' equity	290,162	257,418
Total liabilities and shareholders' equity	$290,881	$258,204

(Dollars in thousands)	2018	2017	2016
Statements of Income
Dividend and other income from subsidiaries	$7,900	$5,300	$3,884
Interest and dividends	6	310	363
Total income	7,906	5,610	4,247

Salaries and employee benefits	283	1,455	1,100
Other expenses	666	420	461
Total expenses	949	1,875	1,561

Income before income taxes	6,957	3,735	2,686
Income tax benefit	266	575	624
	7,223	4,310	3,310
Equity in undistributed net income of subsidiaries	33,409	15,536	20,300
Net income	$40,632	$19,846	$23,610

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(Dollars in thousands)	2018	2017	2016
Statements of Cash Flows
Cash flows from operating activities:
Net income	$40,632	$19,846	$23,610
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(33,409)	(15,536)	(20,300)
Net amortization of securities discounts and premiums	-	-	89
Change in other assets and liabilities	214	(1,204)	1,002
Net change provided by operating activities	7,437	3,106	4,401
Cash flows from investing activities:
Purchase of available for sale securities	-	-	(20,995)
Maturities/sales of available for sale securities	-	34,278	21,267
Investments in banking subsidiary	-	(46,977)	-
Net change (used in) provided by investing activities	-	(12,699)	272
Cash flows from financing activities:
Issuance of common shares	-	13,977	-
Exercise of stock options	887	1,395	777
Dividends paid	(7,657)	(6,106)	(5,141)
Net change (used in) provided by financing activities	(6,770)	9,266	(4,364)
Net change in cash and cash equivalents	667	(327)	309
Cash and cash equivalents, beginning of year	2,619	2,946	2,637
Cash and cash equivalents, end of year	$3,286	$2,619	$2,946

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

The acquired assets and assumed liabilities were recorded at fair value at the date of the acquisition.  In accordance with GAAP guidance for business combinations, the Company recorded $14.9 million of goodwill and $2.6 million of other intangibles as of the acquisition date. The other intangible asset is related to core deposits and is being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, the purchase accounting adjustments, including goodwill and other intangibles related to the Banner branch acquisition are taxable or deductible.

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

Town & Country Bank Acquisition

The Company also completed the merger of Town & Country Bank (“TC Bank”) located in St. George, Utah on November 13, 2017, including the acquisition of $117 million in loans and assumption of $124 million in deposits.

The Company successfully completed the conversion of this branch into its core-banking platform, consolidated its existing branch and the TC Bank Branch in St. George into one branch, and integrated personnel into the Company’s operations.  The Company exchanged Town & Country Bank shares for 466,546 PUB common shares and paid cash of $11.6 million of which $2.0 million is being held in escrow to cover potential loss indemnifications.

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

During 2018, the Company made acquisition related measurement period adjustments of $335,000 to goodwill.  Changes to initially estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. The adjustments to goodwill related to changes in the preliminary goodwill recorded for the TC Bank acquisition and were related to loan valuations.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16— Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2018
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$25,944	$26,978	$27,182	$28,074
Provision for loan losses	2,050	1,475	1,925	3,175
Non-interest income	3,718	4,066	3,794	3,551
Non-interest expense	16,048	15,823	15,280	14,845
Income before income tax expense	11,564	13,746	13,771	13,605
Income tax expense	2,560	3,279	3,288	2,927
Net income	$9,004	$10,467	$10,483	$10,678
Earnings per common share:
Basic	$0.48	$0.56	$0.56	$0.57
Diluted	$0.48	$0.55	$0.55	$0.56

	Quarters Ended 2017
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$17,806	$18,976	$19,909	$23,947
Provision for loan losses	200	900	900	750
Non-interest income	3,569	3,837	3,040	3,948
Non-interest expense	11,914	11,835	13,114	19,096
Income before income tax expense	9,261	10,078	8,935	8,049
Income tax expense	2,740	3,584	2,697	7,456
Net income	$6,521	$6,494	$6,238	$593
Earnings per common share:
Basic	$0.36	$0.36	$0.35	$0.03
Diluted	$0.36	$0.35	$0.34	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference in “Item 8. Financial Statements and Supplementary Data”.

Moss Adams LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2019 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s corporate governance and board committees is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

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

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

2.1#	Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated July 26, 2017 (5)
2.2#	First Amendment to Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated October 4, 2017 (6)
2.3#	Merger Agreement among People’s Utah Bancorp, People’s Intermountain Bank, Town & Country Bank, Inc. and the Shareholders’ Representative dated May 31, 2017 (7)
2.4#	Amendment No. 1 to Merger Agreement dated August 31, 2017 (7)
2.5#	Amendment No. 2 to Merger Agreement dated October 25, 2017 (7)
3.1	Amended and Restated Articles of Incorporation of People’s Utah Bancorp (1)
3.2	Amended and Restated Bylaws of People’s Utah Bancorp (1)
4.1	Specimen Share Certificate for Common Shares of People’s Utah Bancorp (3)
10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)
10.2*	People’s Utah Bancorp Amended and Restated 2008 Incentive Plan (1)
10.3*	People’s Utah Bancorp Incentive Plan (1999 Incentive Plan) and all amendments thereto (1)
10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)
10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)
10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)
10.7	Form of Director and Officer Indemnification Agreement (2)
10.8*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Len E. Williams (10)
10.9*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Mark K. Olson (10)
10.10*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Rick W. Anderson (10)
10.11*	People's Utah Bancorp Employee Stock Ownership Plan Trust Agreement (2018 Statement) (9)
16.1	Letter from Tanner LLC (8)
21	Subsidiaries of the Company (7)
23.1	Consent of Moss Adams LLP
23.2	Consent of Tanner LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from People’s Utah Bancorp Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Compensatory plan or arrangement
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any such omitted schedule or exhibit to the SEC upon request.
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.
(4)	Filed as part of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.
(5)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2017.
(6)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2017.
(7)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 15, 2018.
(8)	Filed as part of the Registrant’s Current Report on Form 8-K filed on April 3, 2018.
(9)	Filed as part of the Registrant’s Current Report on Form 8-K filed on December 4, 2018.
(10)	Filed as part of the Registrant’s Current Report on Form 8-K filed on March 5, 2019.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2019.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Len E. Williams	Director, President and Chief Executive Officer
Len E. Williams	(Principal Executive Officer)

/s/ Mark K. Olson	Executive Vice President and Chief Financial Officer
Mark K. Olson	(Principal Financial and Accounting Officer)

/s/ Richard T. Beard	Director, Chairman
Richard T. Beard

/s/ Dale O. Gunther	Director, Vice Chairman
Dale O. Gunther
/s/ David G. Anderson David G. Anderson /s/ R. Brent Anderson R. Brent Anderson	Director, Executive Vice President and Chief Credit Officer Director

/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ Matthew S. Browning	Director
Matthew S. Browning

/s/ Fred W. Fairclough Jr.	Director
Fred W. Fairclough Jr.

/s/ Jonathan B. Gunther	Director
Jonathan B. Gunther /s/ Paul R. Gunther Paul R. Gunther /s/ Wolfgang T. N. Muelleck Wolfgang T. N. Muelleck	Director Director

/s/ Douglas H. Swenson	Director
Douglas H. Swenson