Form 10-Q
period 2019-03-31
People's Utah Bancorp
filed 2019-05-10
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37416

PEOPLE’S UTAH BANCORP

(Exact name of registrant as specified in its charter)

UTAH	87-0622021
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1 East Main Street American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PUB	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 18,801,642 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,659	$39,471
Interest bearing deposits	106,467	7,456
Federal funds sold	896	1,620
Total cash and cash equivalents	144,022	48,547
Investment securities:
Available for sale, at fair value	347,123	280,964
Held to maturity, at historical cost	-	65,462
Total investment securities	347,123	346,426
Non-marketable equity securities	2,623	2,551
Loans held for sale	7,184	10,267
Loans:
Loans held for investment	1,676,889	1,678,902
Allowance for loan losses	(25,923)	(25,245)
Total loans held for investment, net	1,650,966	1,653,657
Premises and equipment, net	37,836	36,532
Goodwill	25,673	25,673
Bank-owned life insurance	26,581	26,433
Deferred income tax assets, net	10,354	11,514
Accrued interest receivable	8,593	8,282
Other intangibles	3,301	3,412
Other real estate owned	-	-
Other assets	6,551	11,000
Total assets	$2,270,807	$2,184,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$655,866	$642,594
Interest bearing deposits	1,295,459	1,234,461
Total deposits	1,951,325	1,877,055
Short-term borrowings	-	-
Accrued interest payable	521	483
Other liabilities	17,634	16,594
Total liabilities	1,969,480	1,894,132

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,797,280 and 18,728,823 shares issued and outstanding as of March 31, 2019
and December 31, 2018, respectively	188	187
Additional paid-in capital	86,892	86,308
Retained earnings	216,216	207,779
Accumulated other comprehensive loss	(1,969)	(4,112)
Total shareholders’ equity	301,327	290,162
Total liabilities and shareholders’ equity	$2,270,807	$2,184,294

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2019	2018
Interest income
Interest and fees on loans	$26,980	$25,783
Interest and dividends on investments	2,172	1,656
Total interest income	29,152	27,439
Interest expense	2,245	1,495
Net interest income	26,907	25,944
Provision for loan losses	1,550	2,050
Net interest income after provision for loan losses	25,357	23,894
Non-interest income
Mortgage banking	1,417	1,638
Card processing	615	723
Service charges on deposit accounts	657	673
Net gain on sale of investment securities	-	2
Other	648	682
Total non-interest income	3,337	3,718
Non-interest expense
Salaries and employee benefits	9,886	10,423
Occupancy, equipment and depreciation	1,456	1,543
Data processing	964	870
Marketing and advertising	116	446
FDIC premiums	90	329
Acquisition-related costs	-	349
Other	2,404	2,088
Total non-interest expense	14,916	16,048
Income before income tax expense	13,778	11,564
Income tax expense	3,273	2,560
Net income	$10,505	$9,004
Earnings per common share:
Basic	$0.56	$0.48
Diluted	$0.55	$0.48
Weighted average common shares outstanding:
Basic	18,781,210	18,598,436
Diluted	18,989,565	18,937,637

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Net income	$10,505	$9,004
Other comprehensive income
Unrealized holding gains/(losses) on securities available for sale	2,856	(2,468)
Income tax (expense)/benefit	(713)	617
Unrealized holding gains/(losses) on securities available for sale, net of tax	2,143	(1,851)
Total comprehensive income	$12,648	$7,153

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	9,004	-	9,004
Other comprehensive loss	-	-	-	-	(1,851)	(1,851)
Cash dividends ($0.09 per share)	-	-	-	(1,672)	-	(1,672)
Share-based compensation	-	-	216	-	-	216
Issuance of shares under stock incentive plans	162,435	2	682	-	-	684
Balance as of March 31, 2018	18,674,232	$187	$85,430	$182,136	$(3,954)	$263,799

Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$10,505	$9,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	2,050
Depreciation and amortization	974	738
Deferred income taxes	446	(561)
Net amortization of securities discounts and premiums	574	682
Increase in cash surrender value of bank-owned life insurance	(148)	(148)
Share-based compensation	191	216
Gain on sale of loans held for sale	(942)	(1,150)
Originations of loans held for sale	(40,237)	(56,474)
Proceeds from sale of loans held for sale	44,262	57,877
Net changes in:
Accrued interest receivable	(311)	(22)
Other assets	4,423	(2,217)
Accrued interest payable	38	1
Other liabilities	(1,129)	2,834
Net cash provided by operating activities	20,196	12,830
Cash flows from investing activities:
Net change in loans held for investment	1,141	(58,963)
Purchase of available-for-sale securities	(10,260)	-
Proceeds from maturities/sales of available-for-sale securities	10,475	10,566
Proceeds from maturities of held-to-maturity securities	1,370	572
Purchase of bank-owned life insurance	-	(2,250)
Purchase of premises and equipment	(2,154)	(47)
Proceeds from sale of other real estate owned, net of improvements	2,183	438
Purchase of non-marketable equity securities	(4,032)	(7,115)
Proceeds from sale of non-marketable equity securities	3,960	5,110
Net cash (used in) provided by investing activities	2,683	(51,689)
Cash flows from financing activities:
Net increase in deposits	74,270	(8,307)
Proceeds related to exercise of stock options	394	684
Net change in short-term borrowings	-	39,000
Cash dividends paid	(2,068)	(1,672)
Net cash provided by financing activities	72,596	29,705
Net change in cash and cash equivalents	95,475	(9,154)
Cash and cash equivalents, beginning of period	48,547	51,027
Cash and cash equivalents, end of period	$144,022	$41,873
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,207	$1,494
Income taxes paid	$-	$-
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$-	$(745)
Unrealized gains / (losses) on securities available-for-sale	$2,856	$(2,468)
Measurement period adjustment to goodwill	$-	$(664)
Transfer of HTM securities to AFS	$64,648	$-

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

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

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and to individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2019, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of the Company’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first three months of 2019, except as described later in Note 1.

The information included in this Form 10-Q should be read in conjunction with our 2018 Form 10-K.  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy for timing of transfers between levels; and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years; and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase; however, until our evaluation is complete, the magnitude of the increase is not known.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2019
U.S. Government-sponsored securities	$48,955	$9	$-	$(249)	$48,715
Municipal securities	73,074	283	(1)	(242)	73,114
Mortgage-backed securities	222,720	796	(55)	(2,841)	220,620
Corporate securities	5,000	-	-	(326)	4,674
	$349,749	$1,088	$(56)	$(3,658)	$347,123
As of December 31, 2018
U.S. Government-sponsored securities	$48,954	$-	$-	$(588)	$48,366
Municipal securities	10,274	59	(12)	(53)	10,268
Mortgage-backed securities	222,218	218	(156)	(4,523)	217,757
Corporate securities	5,000	-	(23)	(404)	4,573
	$286,446	$277	$(191)	$(5,568)	$280,964

Amortized cost and estimated fair value of investment securities held to maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of December 31, 2018
Municipal securities	$65,462	$28	$(39)	$(685)	$64,766

In August 2017, the FASB amended the Derivatives and Hedging topic of the FASB ASC. The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand. An ancillary result of the amendment is that an entity may make a one-time transfer of certain securities from the held to maturity classification to the available for sale classification. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As allowed under this accounting pronouncement, the Company has elected to makes a one-time transfer of $64.6 million of held to maturity securities to the available for sale classification as of January 1, 2019, and has recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 2 — Investment Securities – continued

At March 31, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$-	$-	$38,814	$(249)	$38,814	$(249)
Municipal securities	289	(1)	37,515	(242)	37,804	(243)
Mortgage-backed securities	15,179	(55)	142,699	(2,841)	157,878	(2,896)
Corporate securities	-	-	4,674	(326)	4,674	(326)
	$15,468	$(56)	$223,702	$(3,658)	$239,170	$(3,714)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$-	$-	$48,366	$(588)	$48,366	$(588)
Municipal securities	1,701	(12)	4,095	(53)	5,796	(65)
Mortgage-backed securities	35,155	(156)	150,569	(4,523)	185,724	(4,679)
Corporate securities	1,977	(23)	2,596	(404)	4,573	(427)
	$38,833	$(191)	$205,626	$(5,568)	$244,459	$(5,759)
Held-to Maturity
Municipal securities	$9,163	$(39)	$46,996	$(685)	$56,159	$(724)

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at March 31, 2019, by contractual maturity, are as follows:

	Available-For-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$44,381	$44,188
After one year through five years	76,850	76,384
After five years through ten years	57,797	56,866
After ten years	170,721	169,685
	$349,749	$347,123

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of March 31, 2019, the Company held 259 available for sale investment securities with fair value less than amortized cost compared to 201 at December 31, 2018. In addition, the Company held 122 held to maturity securities with fair values less than amortized cost at December 31, 2018.  The company had no held to maturity securities with fair values less than amortized cost at March 31, 2019. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company had no sales of available for sale securities during the three months ended March 31, 2019 and 2018, respectively. There were no available for sale securities in a nonaccrual status at March 31, 2019 or December 31, 2018.

The Company had no sales of held to maturity securities during the three months ended March 31, 2019 and 2018, respectively.  The company had no held to maturity securities in a nonaccrual status at March 31, 2019 or December 31, 2018.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	$899,509	$891,131
Construction and land development	322,132	324,506
Total commercial real estate loans	1,221,641	1,215,637
Commercial and industrial loans	293,895	295,569
Consumer loans:
Residential and home equity	150,608	155,601
Consumer and other	15,087	16,621
Total consumer loans	165,695	172,222
Total gross loans	1,681,231	1,683,428
Net deferred loan fees	(4,342)	(4,526)
Total loans held for investment	1,676,889	1,678,902
Allowance for loan losses	(25,923)	(25,245)
Total loans held for investment, net	$1,650,966	$1,653,657

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended March 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Additions: Provisions for loan losses	204	133	1,281	72	(140)	1,550
Deductions:
Gross loan charge-offs	-	(5)	(1,086)	(19)	(64)	(1,174)
Recoveries	-	32	180	22	68	302
Net loan (charge-offs) / recoveries	-	27	(906)	3	4	(872)
Balance at end of period	$10,172	$7,182	$7,602	$804	$163	$25,923

	Three Months Ended March 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions for loan losses	531	474	1,325	(200)	(80)	2,050
Deductions:
Gross loan charge-offs	-	-	(193)	-	(65)	(258)
Recoveries	12	25	516	27	56	636
Net loan (charge-offs) / recoveries	12	25	323	27	(9)	378
Balance at end of period	$7,249	$6,808	$5,962	$642	$70	$20,731

Note 3 — Loans and Allowance for Loan Losses – Continued

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled debt restructured:
Real estate term	$355	$309
Construction and land development	429	-
Commercial and industrial	216	347
Residential and home equity	51	-
Consumer and other	17	-
Total non-accrual loans, not troubled debt restructured	1,068	656
Troubled debt restructured loans, non-accrual:
Real estate term	1,420	1,449
Construction and land development	-	-
Commercial and industrial	130	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,550	1,599
Total non-accrual loans	$2,618	$2,255

As of March 31, 2019, and December 31, 2018, there are $2.07 million and $ 2.24 million, respectively, in Purchased Credit Impaired (“PCI”) loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $4.7 million and $4.5 million at March 31, 2019, and December 31, 2018.

Troubled debt restructured (“TDR”) loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$12,374	$5,912
Non-accrual troubled debt restructured loans	1,550	1,599
Total troubled debt restructured loans	$13,924	$7,511

There were no PCI TDR non-performing loans as of March 31, 2019 and December 31, 2018.

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

Note 3 — Loans and Allowance for Loan Losses – Continued

	March 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	4	-	7	1	-	12
Pre-modification balance	$4,256	$-	$2,391	$18	$-	$6,665
Post-modification balance	$4,256	$-	$2,391	$18	$-	$6,665

TDRs that subsequently defaulted
Number of loans	-	-	-	-	-	-
Recorded balance	$-	$-	$-	$-	$-	$-

	March 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,592	$-	$211	$-	$-	$1,803
Post-modification balance	$1,592	$-	$211	$-	$-	$1,803

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Recorded balance	$1,449	$-	$150	$-	$-	$1,599

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2019
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$895,363	$1,453	$-	$1,775	$3,228	$918	$899,509
Construction and land development	320,160	1,314	-	429	1,743	229	322,132
Total commercial real estate	1,215,523	2,767	-	2,204	4,971	1,147	1,221,641
Commercial and industrial	287,012	3,039	-	346	3,385	3,498	293,895
Consumer:
Residential and home equity	149,845	712	-	51	763	-	150,608
Consumer and other	14,825	229	16	17	262	-	15,087
Total consumer	164,670	941	16	68	1,025	-	165,695
Total gross loans	$1,667,205	$6,747	$16	$2,618	$9,381	$4,645	$1,681,231

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$886,974	$1,467	$-	$1,758	$3,225	$932	$891,131
Construction and land development	321,389	2,833	-	-	2,833	284	324,506
Total commercial real estate	1,208,363	4,300	-	1,758	6,058	1,216	1,215,637
Commercial and industrial	288,328	3,225	-	497	3,722	3,519	295,569
Consumer:
Residential and home equity	154,368	1,233	-	-	1,233	-	155,601
Consumer and other	16,180	424	17	-	441	-	16,621
Total consumer	170,548	1,657	17	-	1,674	-	172,222
Total gross loans	$1,667,239	$9,182	$17	$2,255	$11,454	$4,735	$1,683,428

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

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$874,115	$10,715	$14,679	$-	$899,509	$10,172
Construction and land development	313,427	6,288	2,417	-	322,132	7,182
Total commercial real estate	1,187,542	17,003	17,096	-	1,221,641	17,354
Commercial and industrial	260,642	20,014	13,239	-	293,895	7,602
Consumer loans:
Residential and home equity	146,209	-	4,399	-	150,608	804
Consumer and other	15,081	-	6	-	15,087	163
Total consumer	161,290	-	4,405	-	165,695	967
Total	$1,609,474	$37,017	$34,740	$-	$1,681,231	$25,923

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$865,472	$14,339	$11,320	$-	$891,131	$9,968
Construction and land development	322,625	1,332	549	-	324,506	7,022
Total commercial real estate	1,188,097	15,671	11,869	-	1,215,637	16,990
Commercial and industrial	271,825	10,138	13,606	-	295,569	7,227
Consumer loans:
Residential and home equity	150,590	620	4,391	-	155,601	729
Consumer and other	16,574	29	18	-	16,621	299
Total consumer	167,164	649	4,409	-	172,222	1,028
Total	$1,627,086	$26,458	$29,884	$-	$1,683,428	$25,245

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	March 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$229	$133	$1,929	$130	$-	$2,421
Collectively evaluated for impairment	9,943	7,049	5,673	674	163	23,502
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$10,172	$7,182	$7,602	$804	$163	$25,923
Outstanding loan balances:
Individually evaluated for impairment	$13,763	$1,882	$9,497	$4,483	$-	$29,625
Collectively evaluated for impairment	884,828	320,021	280,900	146,125	15,087	1,646,961
Purchased credit-impaired loans	918	229	3,498	-	-	4,645
Total gross loans	$899,509	$322,132	$293,895	$150,608	$15,087	$1,681,231

	December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$324	$-	$1,781	$55	$-	$2,160
Collectively evaluated for impairment	9,644	7,022	5,446	674	299	23,085
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,968	$7,022	$7,227	$729	$299	$25,245
Outstanding loan balances:
Individually evaluated for impairment	$9,689	$268	$9,581	$4,095	$-	$23,633
Collectively evaluated for impairment	880,510	323,954	282,469	151,506	16,621	1,655,060
Purchased credit-impaired loans	932	284	3,519	-	-	4,735
Total gross loans	$891,131	$324,506	$295,569	$155,601	$16,621	$1,683,428

Note 3 — Loans and Allowance for Loan Losses – Continued

Information on impaired loans, excluding PCI loans, is summarized as follows:

	March 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$13,763	$11,317	$2,446	$13,763	$229
Construction and land development	2,585	-	1,882	1,882	133
Total commercial real estate	16,348	11,317	4,328	15,645	362
Commercial and industrial	10,012	3,236	6,261	9,497	1,929
Consumer loans:
Residential and home equity	4,483	2,499	1,984	4,483	130
Consumer and other	-	-	-	-	-
Total consumer	4,483	2,499	1,984	4,483	130
Total	$30,843	$17,052	$12,573	$29,625	$2,421

	December 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,689	$3,823	$5,866	$9,689	$324
Construction and land development	997	268	-	268	-
Total commercial real estate	10,686	4,091	5,866	9,957	324
Commercial and industrial	10,113	5,494	4,087	9,581	1,781
Consumer loans:
Residential and home equity	4,095	3,046	1,049	4,095	55
Consumer and other	-	-	-	-	-
Total consumer	4,095	3,046	1,049	4,095	55
Total	$24,894	$12,631	$11,002	$23,633	$2,160

The interest income recognized on impaired loans, excluding PCI loans, was as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$10,117	$123	$9,332	$108
Construction and land development	1,087	17	2,676	39
Total commercial real estate	11,204	140	12,008	147
Commercial and industrial	9,414	155	10,901	132
Consumer loans:
Residential and home equity	3,172	47	1,700	21
Consumer and other	-	-	-	-
Total consumer	3,172	47	1,700	21
Total	$23,790	$342	$24,609	$300

Note 3 — Loans and Allowance for Loan Losses – Continued

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $7.4 million at March 31, 2019 and $7.7 million at December 31, 2018. The carrying balance of PCI loans was $4.6 million at March 31, 2019 and $4.7 million at December 31, 2018.

The following table presents the changes in the accretable yield for PCI loans for the three months ended March 31, 2019, and 2018:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$5,884	$8,536
Accretion to interest income	(528)	(1,166)
Reclassification from non-accretable difference	95	-
Balance, end of period	$5,451	$7,370

As of March 31, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million and $2.9 million, respectively.

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $5.8 million and $5.6 million as of March 31, 2019, and December 31, 2018, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $712,000 and $951,000 as of March 31, 2019, and December 31, 2018, respectively.  Deposits from affiliates were $7.8 million and $8.8 million as of March 31, 2019 and December 31, 2018, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, including unsecured commitments of $16,986 and $16,304 as of March 31, 2019 and December 31, 2018, respectively	$567,636	$577,612
Stand-by letters of credit and bond commitments, including unsecured commitments of $695 and $730 as of March 31, 2019 and December 31, 2018, respectively	22,780	22,979
Unused credit card lines, all unsecured	25,020	24,885

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

The following methods were used to estimate the fair value of each class of financial instruments:

Securities: The estimated fair values of investment securities are priced using current active market quotes, if available, which are considered Level 1 measurements. For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value. These measurements are considered Level 2.   Level 3 measurements were determined using discounted cash flow analyses based on the net present value of each security’s projected cash flows using observable market data for similar securities.

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

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$144,022	$144,022	$48,547	$48,547
Investment securities available-for-sale	2	332,579	332,579	280,964	280,964
Investment securities available-for-sale	3	14,544	14,544	-	-
Investment securities held-to-maturity	2	-	-	50,905	50,364
Investment securities held-to-maturity	3	-	-	14,557	14,402
Non-marketable securities	2	2,623	2,623	2,551	2,551
Loans held for sale	2	7,184	7,184	10,267	10,267
Loans held for investment	3	1,650,966	1,634,952	1,653,657	1,637,617

Financial Liabilities:
Total deposits	2	$1,951,325	$1,712,862	$1,877,055	$1,675,992

Note 5 — Fair Value - Continued

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$332,579	$14,544	$347,123
Fair valued on a non-recurring basis:
Impaired loans	-	-	391	391

As of December 31, 2018
Fair valued on a recurring basis:
Investment securities available for sale	$-	$280,964	$-	$280,964
Fair valued on a non-recurring basis:
Impaired loans	-	-	7,304	7,304

Note 6 — Income Taxes

Income tax expense was $3.3 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate for the first quarter of 2019 was 23.8% compared with 22.1% in the first quarter of 2018. The tax rate in the first quarter of 2019 is higher than the same quarter in 2018 due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased to 12.70% as of March 31, 2019 from 12.27% at December 31, 2018. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits, which, as of March 31, 2019 and December 31, 2018, were $3.4 million and $2.2 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the three months ended March 31, 2019, the Company granted 30,205 restricted stock units (“RSU”) at a weighted-average fair value of $30.15 per unit.  The RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $191,000 and $216,000 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company did not grant any options for the purchase of common shares during the three months ended March 31, 2019.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

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
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Revenue from Core Operations	2019	2018	2018
Net interest income (GAAP)	$26,907	$28,074	$25,944
Total non-interest income	3,337	3,551	3,718
Total GAAP revenues	30,244	31,625	29,662
Exclude net (gain) on sale of investment securities	-	-	(2)
Revenue from core operations (non-GAAP)	$30,244	$31,625	$29,660

	Three Months Ended
	March 31,	December 31,	March 31,
Non-interest Income from Core Operations	2019	2018	2018
Total non-interest income (GAAP)	$3,337	$3,551	$3,718
Exclude net (gain) on sale of investment securities	-	-	(2)
Non-interest income from core operations (non-GAAP)	$3,337	$3,551	$3,716

	Three Months Ended
	March 31,	December 31,	March 31,
Non-interest Expense from Core Operations	2019	2018	2018
Total non-interest expense (GAAP)	$14,916	$14,845	$16,048
Exclude acquisition-related costs	-	-	(349)
Non-interest expense from core operations (non-GAAP)	$14,916	$14,845	$15,699

	Three Months Ended
	March 31,	December 31,	March 31,
Net Income from Core Operations	2019	2018	2018
Net income (GAAP)	$10,505	$10,678	$9,004
Exclude net (gain) on sale of investment securities	-	-	(2)
Exclude acquisition-related costs	-	-	349
Exclude tax related benefit	-	-	(77)
Revaluation of deferred income tax assets (DTA)	-	-	-
Net income (non-GAAP)	$10,505	$10,678	$9,274

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

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Acquisition Accounting Impact on Net Interest Margin	2019	2018	2018
Net interest income (GAAP)	$26,907	$28,074	$25,944
Exclude discount accretion (premium amortization) on purchased loans	(528)	(701)	(1,166)
Exclude premium amortization on acquired certificates of deposit ("CD")	(35)	(35)	(35)
Net interest income before acquisition accounting impact (Non-GAAP)	$26,344	$27,338	$24,743

Average earning assets (GAAP)	$2,063,149	$2,057,403	$2,017,090
Exclude average net loan discount on acquired loans	8,500	9,124	11,924
Average earning assets before acquired loan discount (Non-GAAP)	$2,071,649	$2,066,527	$2,029,014

Net interest margin ("NIM") (GAAP)	5.29%	5.41%	5.22%
Exclude impact on NIM from discount accretion	-0.10%	-0.13%	-0.23%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	-0.01%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	5.18%	5.27%	4.98%

(Dollars in thousands)	Three Months Ended
	March 31,	December 31,	March 31,
Additional Non-GAAP Financial Information	2019	2018	2018
Diluted earnings per share (GAAP)	$0.55	$0.56	$0.48
Diluted earnings per share (non-GAAP)	$0.55	$0.56	$0.49

Efficiency ratio (GAAP)	49.32%	46.94%	54.10%
Efficiency ratio (non-GAAP)	49.32%	46.94%	52.93%

Non-interest income to average assets (GAAP)	0.62%	0.64%	0.70%
Non-interest income to average assets (non-GAAP)	0.62%	0.64%	0.70%

Non-interest expense to average assets (GAAP)	2.77%	2.69%	3.04%
Non-interest expense to average assets (non-GAAP)	2.77%	2.69%	2.97%

Return on average assets (GAAP)	1.95%	1.94%	1.70%
Return on average assets (non-GAAP)	1.95%	1.94%	1.75%

Return on average equity (GAAP)	14.38%	14.84%	13.96%
Return on average equity (non-GAAP)	14.38%	14.84%	14.38%

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	March 31,	December 31,	September 30,	March 31,
(Dollars in thousands, except share data)	2019	2018	2018	2018
Selected Balance Sheet Information:
Book value per share	$16.03	$15.49	$14.94	$14.13
Tangible book value per share	$14.49	$13.94	$13.38	$12.57
Non-performing loans to total loans	0.28%	0.27%	0.34%	0.44%
Non-performing assets to total assets	0.21%	0.21%	0.40%	0.34%
Allowance for loan losses to loans held for investment	1.55%	1.50%	1.36%	1.23%
Loans to Deposits	84.98%	88.65%	91.01%	92.86%

Asset Quality Data:
Non-performing loans	$4,706	$4,499	$5,830	$7,398
Non-performing assets	$4,706	$4,499	$8,815	$7,398

Capital Ratios:
Tier 1 leverage capital	12.70%	12.27%	11.90%	11.26%
Total risk-based capital	16.86%	16.36%	15.46%	14.71%
Average equity to average assets	13.55%	13.04%	12.76%	12.20%
Tangible common equity to tangible assets (1)	12.15%	12.11%	11.47%	11.00%

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Selected Financial Information:
Basic earnings per share	$0.56	$0.57	$0.48
Diluted earnings per share	$0.55	$0.56	$0.48
Net interest margin (2)	5.29%	5.41%	5.22%
Efficiency ratio	49.32%	46.94%	54.10%
Non-interest income to average assets	0.62%	0.64%	0.70%
Non-interest expense to average assets	2.77%	2.69%	3.04%
Return on average assets	1.95%	1.94%	1.70%
Return on average equity	14.38%	14.84%	13.96%
Net charge-offs / (recoveries)	$872	$1,240	(378)
Annualized net charge-offs / (recoveries) to average loans	0.21%	0.29%	-0.09%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $29.0 million, $29.1 million, $29.2 million and $29.1 million at March 31, 2019, December 31, 2018, September 30, 2018, and March 31, 2018, respectively.

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

	Three Months Ended
	March 31, 2019			March 31, 2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$38,921	$219	2.28%	$13,458	$45	1.36%
Securities: (1)
Taxable securities	276,903	1,604	2.35%	252,491	1,214	1.95%
Non-taxable securities (2)	69,521	322	1.88%	82,518	382	1.88%
Total securities	346,424	1,926	2.26%	335,009	1,596	1.93%
Loans (3)
Real estate term	889,114	13,047	5.95%	854,982	12,164	5.77%
Construction and land development	315,810	6,231	8.00%	366,739	6,875	7.60%
Commercial and industrial	296,854	5,122	7.00%	314,027	5,090	6.57%
Residential and home equity	156,298	2,316	6.01%	106,910	1,336	5.07%
Consumer and other	16,781	264	6.39%	19,857	318	6.49%
Total loans	1,674,857	26,980	6.53%	1,662,515	25,783	6.29%

Non-marketable equity securities	2,947	27	3.74%	6,108	15	1.01%
Total interest earning assets	2,063,149	29,152	5.73%	2,017,090	27,439	5.52%
Allowance for loan losses	(25,805)			(18,715)
Non-interest earning assets	149,701			145,181
Total average assets	$2,187,045			$2,143,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$799,641	$994	0.50%	$718,242	$451	0.25%
Money market accounts	249,535	604	0.98%	224,322	157	0.28%
Certificates of deposit less than or equal to $250,000	144,282	412	1.16%	161,979	331	0.83%
Certificates of deposit greater than $250,000	37,663	171	1.84%	37,570	128	1.38%
Total interest bearing deposits	1,231,121	2,181	0.72%	1,142,113	1,067	0.38%
Short-term borrowings	9,813	64	2.63%	100,555	428	1.73%
Total interest bearing liabilities	1,240,934	2,245	0.73%	1,242,668	1,495	0.49%
Non-interest bearing deposits	635,031			628,869
Total funding	1,875,965	2,245	0.49%	1,871,537	1,495	0.32%
Other non-interest bearing liabilities	14,719			10,411
Shareholders’ equity	296,361			261,608
Total average liabilities and shareholders’ equity	$2,187,045			$2,143,556
Net interest income		$26,907			$25,944
Interest rate spread			5.00%			5.03%
Net interest margin			5.29%			5.22%

(1)	Excludes average unrealized losses of $5.1 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $107,000 and $127,000 for the three months ended March 31, 2019 and 2018, respectively.
(3)	Loan interest income includes loan fees of $1.4 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$128	$46	$174
Taxable securities	125	265	390
Non-taxable securities	(60)	-	(60)
Total securities	65	265	330
Loans
Real estate term	494	389	883
Construction and land development	(991)	347	(644)
Commercial and industrial	(286)	318	32
Residential and home equity	699	281	980
Consumer and other	(49)	(5)	(54)
Total Loans	(133)	1,330	1,197

Non-marketable equity securities	(11)	23	12
Total interest income	49	1,664	1,713
Interest expense:
Demand and savings accounts	56	487	543
Money market accounts	20	427	447
Certificates of deposit less than or equal to $250,000	(39)	120	81
Certificates of deposit greater than $250,000	-	43	43
Short-term borrowings	(514)	150	(364)
Total interest expense	(477)	1,227	750
Net interest income	$526	$437	$963

Net interest income increased $1.0 million to $26.9 million for the three months ended March 31, 2019 compared with $25.9 million for the same period of 2018.  The increase is primarily the result of average interest earning assets growing 2.3%, or $46.1 million, and yields on interest earning assets increasing 21 basis points to 5.73% for the same comparable periods. Higher yields on interest earning assets were primarily the result of yields on loans increasing 24 basis points to 6.53% for the same comparable periods, offset by the percentage of loans to total interest earning assets declining to 81.2% for the first quarter of 2019 compared with 82.4% for the first quarter of 2018.

For the three months ended March 31, 2019, total cost of interest bearing liabilities increased 24 basis points to 0.73% compared with the same period a year ago, and is the result of the cost of interest bearing deposits increasing 34 basis points to 0.72% for the same comparable periods, while short-term borrowing declined $90.7 million, or 90.2%, to $9.8 million with the borrowing rate increasing 90 basis points to 2.63% for the first quarter of 2019 compared with the same period a year earlier.  The Company expects the increase in cost of interest bearing deposits to accelerate over the next several quarters as financial institutions increase their competitive deposit pricing.

Net interest margin increased 7 basis points to 5.29% for the three months ended March 31, 2019 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premium, added 11 basis points to the net interest margin for the three months ended March 31, 2019.

Financial Overview for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$29,152	$27,439	$1,713	6.2%
Interest expense	2,245	1,495	(750)	-50.2%
Net interest income	26,907	25,944	963	3.7%
Provision for loan losses	1,550	2,050	500	24.4%
Net interest income after provision for loan losses	25,357	23,894	1,463	6.1%
Non-interest income	3,337	3,718	(381)	-10.2%
Non-interest expense	14,916	16,048	1,132	7.1%
Income before income tax expense	13,778	11,564	2,214	19.1%
Income tax expense	3,273	2,560	(713)	-27.9%
Net income	$10,505	$9,004	$1,501	16.7%

Net Income. Net income increased $1.5 million to $10.5 million for the three months ended March 31, 2019, compared with $9.0 million for the three months ended March 31, 2018. This was primarily attributable to an increase in net interest income of $1.0 million, a decrease in provision for loan losses of $0.5 million, and a decrease in non-interest expense of $1.1 million, offset by a decrease in non-interest income of $0.4 million, and an increase in income tax expense of $0.7 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended March 31, 2019 compared with the same quarter in 2018 was primarily the result of average interest earning assets growing 2.3%, or $46.1 million, and yields on interest earning assets increasing 21 basis points to 5.73% for the same comparable periods.  Interest expense in the three months ended March 31, 2019 increased from the same period in 2018 due to an increase in average interest bearing deposits, combined with an increase in the cost of deposits of 24 basis points.

The yield on our average interest earning assets was 5.73% for the three months ended March 31, 2019 compared with 5.52% for the same period of 2018.  The cost of total funding increased in the three months ended March 31, 2019 to 0.49% from 0.32% in the comparable quarter in 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

For the three months ended March 31, 2019, provision for loan losses was $1.6 million compared with $2.1 million for the same period a year earlier. The decrease in provision for loan losses in the three months ended March 31, 2019 is due primarily to a decline in loans held for investment from the fourth quarter of 2018 to the first quarter of 2019 compared with an increase in loans held for investment for the same comparable periods a year ago. For the three months ended March 31, 2019, the Company incurred net charge-offs of $0.9 million compared with net recoveries of $0.4 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$1,417	$1,638	$(221)	-13.5%
Card processing	615	723	(108)	-14.9%
Service charges on deposit accounts	657	673	(16)	-2.4%
Net gain (loss) on sale of investment securities	-	2	(2)	-100.0%
Other	648	682	(34)	-5.0%
Total non-interest income	$3,337	$3,718	$(381)	-10.2%

For the three months ended March 31, 2019, noninterest income was $3.3 million compared with $3.7 million the same period a year ago. The decrease was primarily due to a $0.2 million decline in mortgage banking income resulting from lower loan originations for the same comparable periods, and a $0.1 million decline in card processing fees due primarily to conversion related costs.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$9,886	$10,423	$537	5.2%
Occupancy, equipment and depreciation	1,456	1,543	87	5.6%
Data processing	964	870	(94)	-10.8%
Marketing and advertising	116	446	330	74.0%
FDIC premiums	90	329	239	72.6%
Acquisition-related costs	-	349	349	100.0%
Other	2,404	2,088	(316)	-15.1%
Total non-interest expense	$14,916	$16,048	$1,132	7.1%

For the three months ended March 31, 2019, noninterest expense was $14.9 million compared with $16.0 million for the same period a year earlier and is primarily the result of $0.5 million in lower salaries and employee benefits, $0.3 million in lower acquisition related costs incurred in 2018, $0.3 million in lower marketing and advertising, and $0.2 million in lower FDIC premiums. For the three months ended March 31, 2019, the Company’s efficiency ratio was 49.32% compared with 54.1% for the same period a year ago.

Income Tax Expense. For the three months ended March 31, 2019, income tax expense was $3.3 million compared with $2.6 million for the same period a year earlier. For the three months ended March 31, 2019, the effective tax rate was 23.8% compared with 22.1% for the same period a year ago. The tax rate in the first quarter of 2019 is higher than the same quarter in 2018 due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Financial Condition

Total assets were $2.27 billion at March 31, 2019, a 4.0% increase compared with December 31, 2018. Total loans held for investment were $1.68 billion at March 31, 2019, a slight decrease of 0.1% from December 31, 2018. Total deposits were $1.95 billion at March 31, 2019, an increase of 4.0% compared with December 31, 2018.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Loans held for sale	$7,184	$10,267
Loans held for investment:
Commercial real estate loans:
Real estate term	$899,509	$891,131
Construction and land development	322,132	324,506
Total commercial real estate loans	1,221,641	1,215,637
Commercial and industrial loans	293,895	295,569
Consumer loans:
Residential and home equity	150,608	155,601
Consumer and other	15,087	16,621
Total consumer loans	165,695	172,222
Total gross loans	1,681,231	1,683,428
Net deferred loan fees	(4,342)	(4,526)
Total loans held for investment	1,676,889	1,678,902
Allowance for loan losses	(25,923)	(25,245)
Total loans held for investment, net	$1,650,966	$1,653,657

	March 31,	December 31,
(Percentage of total loans held for investment)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	53.5%	52.9%
Construction and land development	19.1%	19.3%
Total commercial real estate loans	72.6%	72.2%
Commercial and industrial loans	17.5%	17.6%
Consumer loans:
Residential and home equity	9.0%	9.2%
Consumer and other	0.9%	1.0%
Total consumer loans	9.9%	10.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at March 31, 2019 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$81,753		$198,555	$619,201	$899,509	$84,019	$733,737
Construction and land development	242,200		58,046	21,886	322,132	16,443	63,489
Total commercial real estate loans	323,953		256,601	641,087	1,221,641	100,462	797,226
Commercial and industrial loans	135,709		125,496	32,690	293,895	94,226	63,960
Consumer loans:
Residential and home equity	13,690		32,213	104,705	150,608	15,777	121,141
Consumer and other	6,120		6,678	2,289	15,087	8,520	447
Total consumer loans	19,810		38,891	106,994	165,695	24,297	121,588
Total gross loans held for investment	$479,472	(1)	$420,988	$780,771	$1,681,231	$218,985	$982,774	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.5 billion or 87.0% of total gross loans held for investment at March 31, 2019.

Concentrations. As of March 31, 2019, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 81.6% of total loans held for investment, of which 53.5% are real estate term loans, 19.1% are construction and land development loans, and 9.0% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has decreased to 17.5% at March 31, 2019 from 17.6% at December 31, 2018.

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

The following non-performing assets table, excluding PCI loans, summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled-debt restructured
Real estate term	$355	$309
Construction and land development	429	-
Commercial and industrial	216	347
Residential and home equity	51	-
Consumer and other	17	-
Total non-accrual, not troubled-debt restructured loans	1,068	656
Troubled-debt restructured loans non-accrual
Real estate term	1,420	1,449
Construction and land development	-	-
Commercial and industrial	130	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,550	1,599
Total non-accrual loans (1)	2,618	2,255
Accruing loans past due 90 days or more	16	17
Total non-performing loans (NPL)	2,634	2,272

OREO	-	-
Total non-performing assets (NPA) (2)	$2,634	$2,272
Accruing troubled debt restructured loans	$12,374	$5,912
Non-accrual troubled debt restructured loans	1,550	1,599
Total troubled debt restructured loans	$13,924	$7,511
(1)

We estimate that approximately $38,000 and $256,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of March 31, 2019 and December 31, 2018 have not been reduced by U.S. government guarantees of $351,000 and $406,000, respectively.

As of March 31, 2019, and December 31, 2018, there are $2.1 million and $2.2 million, respectively, in PCI loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $4.7 million and $4.5 million at March 31, 2019, and December 31, 2018, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDR loans were $13.9 million and $7.5 million at March 31, 2019 and December 31, 2018, respectively. Our TDR loans are considered impaired loans of which $1.6 million were designated as non-accrual for both periods ending March 31, 2019, and December 31, 2018.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$-	$994
Additions	-	-
Write-downs	-	-
Sales	-	(994)
Balance, end of period	$-	$-

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

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
Allowance for loan losses:
Beginning balance	$25,245	$18,303
Loans charged off:
Real estate term	-	-
Construction and land development	(5)	-
Commercial and industrial	(1,086)	(193)
Residential and home equity	(19)	-
Consumer and other	(64)	(65)
Total charge-offs	(1,174)	(258)
Recoveries:
Real estate term	-	12
Construction and land development	32	25
Commercial and industrial	180	516
Residential and home equity	22	27
Consumer and other	68	56
Total recoveries	302	636
Net loan charge-offs	(872)	378
Provision for loan losses	1,550	2,050
Ending balance	$25,923	$20,731
Loans held for investment	$1,676,889	$1,687,530
Average loans	1,674,857	1,662,515
Selected ratios:
Net loan charge-offs / (recoveries) to average loans	0.21%	-0.09%
Provision for loan losses to average loans	0.38%	0.50%
Allowance for loan losses to loans held for investment	1.55%	1.23%

The allowance for loan losses to loans held for investment was 1.55% at March 31, 2019 compared with 1.23% at March 31, 2018.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining discounts on acquired loans were $8.3 million at March 31, 2019.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commercial real estate loans:
Real estate term	$10,172	$9,968
Construction and land development	7,182	7,022
Total commercial real estate loans	17,354	16,990
Commercial and industrial loans	7,602	7,227
Consumer loans:
Residential and home equity	804	729
Consumer and other	163	299
Total consumer loans	967	1,028
Total	$25,923	$25,245

Investments

Investment securities were $347.1 million at March 31, 2019 and $346.4 million at December 31, 2018. As of March 31, 2019, our portfolio of investment securities is comprised of available for sale securities.  During the three months ended March 31, 2019, we transferred the held to maturity securities to available for sale. At March 31, 2019, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Available for sale securities: (Fair Value)
U.S. Government agencies	$48,715	$48,366
Municipal securities	73,114	10,268
Mortgage-backed securities	220,620	217,757
Corporate securities	4,674	4,573
Total	347,123	280,964
Held to maturity securities: (Amortized Cost)
Municipal securities	-	65,462
Total investment securities	$347,123	$346,426

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of March 31, 2019:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$28,999	1.27%	$19,956	2.09%	$-	0.00%	$-	0.00%	$48,955	1.61%
Municipal securities	15,382	1.59%	35,133	1.92%	19,342	2.03%	3,217	2.55%	73,074	1.92%
Mortgage-backed securities	-	0.00%	19,761	1.53%	35,455	1.88%	167,504	2.76%	222,720	2.51%
Other securities	-	0.00%	2,000	3.77%	3,000	2.45%	-	0.00%	5,000	2.98%
Total	44,381	1.38%	76,850	1.91%	57,797	1.96%	170,721	2.75%	349,749	2.27%
Held to maturity securities:
Municipal securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total investment securities	$44,381	1.38%	$76,850	1.91%	$57,797	1.96%	$170,721	2.75%	$349,749	2.27%

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

Deposits

Total deposits were $1.95 billion at March 31, 2019 and $1.88 billion at December 31, 2018. The increase in total deposits is attributed primarily to organic growth as a result of enhanced deposit pricing.  Non-interest bearing demand deposits were $655.9 million, or 33.6% of total deposits at March 31, 2019 compared with $642.6 million, or 34.2% of total deposits at December 31, 2018. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$635,031	0.00%	$628,869	0.00%
Interest bearing deposits:
Interest bearing demand and savings	799,641	0.50%	718,242	0.25%
Money market	249,535	0.98%	224,322	0.28%
Certificates of deposit less than or equal to $250,000	144,282	1.16%	161,979	0.83%
Certificates of deposit greater than $250,000	37,663	1.84%	37,570	1.38%
Total interest bearing deposits	1,231,121	0.72%	1,142,113	0.38%
Total	$1,866,152	0.47%	$1,770,982	0.24%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

March 31,
(Dollars in thousands)	2019
Due in three months or less	$-
Due in over three months through six months	3,483
Due in over six months through twelve months	10,583
Due in over twelve months	23,197
Total	$37,263

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  We expect that deposit cost will continue to increase in future quarters.

Shareholders’ Equity

Shareholders’ equity totaled $301.3 million at March 31, 2019, an increase of $11.2 million or 3.8% since December 31, 2018. The increase in shareholders’ equity for the three months ended March 31, 2019 was primarily due to an increase of $0.6 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $10.5 million for the period less dividends paid of $2.1 million.

Dividends of $0.11 per share were declared during the three months ended March 31, 2019 representing 19.7% of the net income for the same period. We announced a quarterly dividend of $0.12 per share on April 25, 2019, payable on May 13, 2019 for shareholders’ of record on May 6, 2019.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2019	2018	2018
Common equity tier 1 capital	6.50%	15.60%	15.11%	13.47%
Tier 1 risk-based capital	8.00%	15.60%	15.11%	13.47%
Total risk-based capital	10.00%	16.86%	16.36%	14.71%
Tier 1 leverage capital ratio	5.00%	12.70%	12.27%	11.26%

PUB and the Bank were well-capitalized at March 31, 2019, December 31, 2018 and March 31, 2018 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of March 31, 2019:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$567,636	$365,744	$96,536	$19,750	$85,606
Standby letters of credit	22,780	22,780	-	-	-
Credit cards	25,020	25,020	-	-	-
Total	$615,436	$413,544	$96,536	$19,750	$85,606

Contractual Obligations

The following table sets forth our significant contractual obligations as of March 31, 2019:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$179,796	$97,229	$42,866	$37,022	$2,679
Deposits without stated maturity	1,771,529	1,771,529	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$1,951,325	$1,868,758	$42,866	$37,022	$2,679

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting, on a monthly basis, the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $638.1 million at March 31, 2019, which is secured by various real estate loans pledged as collateral totaling $624.8 million and investment securities of $219.1 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $23.6 million, which is secured by $24.2 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2019, we had approximately $239.2 million in net liquid assets comprised of $144.0 million in cash and cash equivalents, including interest bearing deposits of $106.5 million and federal funds sold of $0.9 million, $347.1 million in available for sale investment securities and $7.2 million in loans held for sale, less $259.1 million of available for sale securities pledged as collateral for short-term borrowings.

On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks, as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments, deposit withdrawals and pending acquisitions. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At March 31, 2019, we had outstanding loan commitments of $567.6 million, credit card commitments of $22.8 million and outstanding letters of credit of $25.0 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided from financing activities for the three months ended March 31, 2019 was $72.6 million, principally from an increase in deposit balances, offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in XBRL: (i) the Unaudited Consolidated Statements of Financial Condition, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2019.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)