Form 10-Q
period 2019-06-30
People's Utah Bancorp
filed 2019-08-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 18,827,247 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,121	$39,471
Interest bearing deposits	64,064	7,456
Federal funds sold	90,281	1,620
Total cash and cash equivalents	192,466	48,547
Investment securities:
Available-for-sale, at fair value	334,762	280,964
Held-to-maturity, at historical cost	-	65,462
Total investment securities	334,762	346,426
Non-marketable equity securities	2,623	2,551
Loans held for sale	18,446	10,267
Loans:
Loans held for investment	1,672,584	1,678,902
Allowance for loan losses	(28,039)	(25,245)
Total loans held for investment, net	1,644,545	1,653,657
Premises and equipment, net	37,925	36,532
Goodwill	25,673	25,673
Bank-owned life insurance	26,734	26,433
Deferred income tax assets, net	9,178	11,514
Accrued interest receivable	8,642	8,282
Other intangibles	3,191	3,412
Other real estate owned	-	-
Other assets	7,680	11,000
Total assets	$2,311,865	$2,184,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$707,135	$642,594
Interest bearing deposits	1,274,771	1,234,461
Total deposits	1,981,906	1,877,055
Short-term borrowings	-	-
Accrued interest payable	546	483
Other liabilities	16,614	16,594
Total liabilities	1,999,066	1,894,132

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,819,332 and 18,728,823 shares issued and outstanding as of June 30, 2019
and December 31, 2018, respectively	188	187
Additional paid-in capital	87,275	86,308
Retained earnings	224,950	207,779
Accumulated other comprehensive income/(loss)	386	(4,112)
Total shareholders’ equity	312,799	290,162
Total liabilities and shareholders’ equity	$2,311,865	$2,184,294

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$27,628	$27,073	$54,608	$52,856
Interest and dividends on investments	2,422	1,683	4,594	3,339
Total interest income	30,050	28,756	59,202	56,195
Interest expense	2,330	1,778	4,575	3,273
Net interest income	27,720	26,978	54,627	52,922
Provision for loan losses	2,150	1,475	3,700	3,525
Net interest income after provision for loan losses	25,570	25,503	50,927	49,397
Non-interest income
Mortgage banking	1,621	1,505	3,038	3,143
Card processing	814	799	1,429	1,522
Service charges on deposit accounts	705	704	1,362	1,377
Net gain on sale of investment securities	-	333	-	335
Other	458	725	1,106	1,407
Total non-interest income	3,598	4,066	6,935	7,784
Non-interest expense
Salaries and employee benefits	9,526	10,196	19,412	20,619
Occupancy, equipment and depreciation	1,558	1,411	3,014	2,954
Data processing	1,018	1,063	1,982	1,933
Marketing and advertising	226	321	342	767
FDIC premiums	148	299	238	628
Acquisition-related costs	-	1	-	350
Other	2,223	2,532	4,627	4,620
Total non-interest expense	14,699	15,823	29,615	31,871
Income before income tax expense	14,469	13,746	28,247	25,310
Income tax expense	3,480	3,279	6,753	5,839
Net income	$10,989	$10,467	$21,494	$19,471
Earnings per common share:
Basic	$0.58	$0.56	$1.14	$1.04
Diluted	$0.58	$0.55	$1.13	$1.03
Weighted average common shares outstanding:
Basic	18,805,760	18,679,908	18,793,553	18,639,397
Diluted	19,007,297	18,989,176	18,998,480	18,963,549

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$10,989	$10,467	$21,494	$19,471
Other comprehensive income
Unrealized holding gains/(losses) on securities available-for-sale	3,140	(1,319)	5,996	(3,787)
Income tax (expense)/benefit	(785)	330	(1,498)	947
Unrealized holding gains/(losses) on securities available-for-sale, net of tax	2,355	(989)	4,498	(2,840)
Total comprehensive income	$13,344	$9,478	$25,992	$16,631

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	9,004	-	9,004
Other comprehensive income	-	-	-	-	(1,851)	(1,851)
Cash dividends ($0.09 per share)	-	-	-	(1,672)	-	(1,672)
Share-based compensation	-	-	216	-	-	216
Issuance of shares under stock incentive plans	162,435	2	682	-	-	684
Balance as of March 31, 2018	18,674,232	$187	$85,430	$182,136	$(3,954)	$263,799
Net income	-	-	-	10,467	-	10,467
Other comprehensive income	-	-	-	-	(989)	(989)
Cash dividends ($0.10 per share)	-	-	-	(1,868)	-	(1,868)
Share-based compensation	-	-	154	-	-	154
Issuance of shares under stock incentive plans	9,651	-	36	-	-	36
Balance as of June 30, 2018	18,683,883	$187	$85,620	$190,735	$(4,943)	$271,599

Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327
Net income	-	-	-	10,989	-	10,989
Other comprehensive income	-	-	-	-	2,355	2,355
Cash dividends ($0.12 per share)	-	-	-	(2,255)	-	(2,255)
Share-based compensation	-	-	190	-	-	190
Issuance of shares under stock incentive plans	22,052	-	193	-	-	193
Balance as of June 30, 2019	18,819,332	$188	$87,275	$224,950	$386	$312,799

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$21,494	$19,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,700	3,525
Depreciation and amortization	1,889	1,538
Deferred income taxes	837	(990)
Net amortization of securities discounts and premiums	1,172	1,312
Increase in cash surrender value of bank-owned life insurance	(301)	(304)
Share-based compensation	381	370
Gain on sale of loans held for sale	(1,984)	(2,047)
Originations of loans held for sale	(99,270)	(108,638)
Proceeds from sale of loans held for sale	93,075	110,498
Net changes in:
Accrued interest receivable	(360)	(64)
Other assets	3,596	(4,611)
Accrued interest payable	63	16
Other liabilities	(2,149)	6,736
Net cash provided by operating activities	22,143	26,812
Cash flows from investing activities:
Net change in loans held for investment	5,412	(63,290)
Purchase of available-for-sale securities	(12,831)	-
Proceeds from maturities/sales of available-for-sale securities	27,949	21,645
Proceeds from maturities of held-to-maturity securities	1,370	6,345
Purchase of bank-owned life insurance	-	(2,250)
Purchase of premises and equipment	(3,464)	(1,231)
Proceeds from sale of assets	2,297	783
Proceeds from sale of other real estate owned, net of improvements	-	438
Purchase of non-marketable equity securities	(4,032)	(14,975)
Proceeds from sale of non-marketable equity securities	3,960	12,530
Net cash (used in) provided by investing activities	20,661	(40,005)
Cash flows from financing activities:
Net increase in deposits	104,851	(32,692)
Proceeds related to exercise of stock options	587	720
Net change in short-term borrowings	-	50,000
Cash dividends paid	(4,323)	(3,540)
Net cash provided by financing activities	101,115	14,488
Net change in cash and cash equivalents	143,919	1,295
Cash and cash equivalents, beginning of period	48,547	51,027
Cash and cash equivalents, end of period	$192,466	$52,322
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,512	$3,257
Income taxes paid	$6,510	$6,869
Supplemental disclosures of non-cash investing transactions:
Unrealized gains / (losses) on securities available-for-sale	$5,996	$(3,787)
Measurement period adjustment to goodwill	$-	$(335)
Transfer of HTM securities to AFS	$64,648	$-

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

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and to individuals.  Products and services are offered primarily through 26 retail branch locations throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2019, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of the Company’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2019, except as described later in Note 1.

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

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: (1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This ASU modified the disclosure requirements to require that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years; and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Lessees will no longer be provided with a source of off-balance sheet financing. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and entities are required to use a modified retrospective approach for leases. The Company adopted the new guidance effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach. The Company also elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component; and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases terms of twelve months or less). The Company has eight real property leases under non-cancelable operating leases, three of which will be subject to this ASU that will result in the recognition of right-of-use assets and lease liabilities. All of the Company’s equipment is owned or on short-term leases. The Company compiled a complete inventory of arrangements containing leases and analyzed the lease data necessary to meet the new requirements. In connection with the adoption of this ASU, as of January 1, 2019, the Company recorded a $2.2 million right of use asset and a $2.2 million lease liability on its Consolidated Balance Sheets.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2019
U.S. Government-sponsored securities	$48,956	$182	$-	$(77)	$49,061
Municipal securities	67,268	467	(5)	(85)	67,645
Mortgage-backed securities	213,024	1,558	(16)	(1,237)	213,329
Corporate securities	5,000	-	-	(273)	4,727
	$334,248	$2,207	$(21)	$(1,672)	$334,762
As of December 31, 2018
U.S. Government-sponsored securities	$48,954	$-	$-	$(588)	$48,366
Municipal securities	10,274	59	(12)	(53)	10,268
Mortgage-backed securities	222,218	218	(156)	(4,523)	217,757
Corporate securities	5,000	-	(23)	(404)	4,573
	$286,446	$277	$(191)	$(5,568)	$280,964

Amortized cost and estimated fair value of investment securities held to maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of December 31, 2018
Municipal securities	$65,462	$28	$(39)	$(685)	$64,766

In August 2017, the FASB issued ASU no. 2017-12, Targeted Improvements to Accounting for Hedging Activities.  The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand. An ancillary result of the amendment is that an entity may make a one-time transfer of certain securities from the held to maturity classification to the available for sale classification. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As allowed under this accounting pronouncement, the Company has elected to make a one-time transfer of $64.6 million of held to maturity securities to the available for sale classification as of January 1, 2019, and has recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 2 — Investment Securities – continued

At June 30, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$-	$-	$33,923	$(77)	$33,923	$(77)
Municipal securities	1,515	(5)	26,549	(85)	28,064	(90)
Mortgage-backed securities	2,549	(16)	121,837	(1,237)	124,386	(1,253)
Corporate securities	-	-	4,727	(273)	4,727	(273)
	$4,064	$(21)	$187,036	$(1,672)	$191,100	$(1,693)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale
U.S. Government-sponsored securities	$-	$-	$48,366	$(588)	$48,366	$(588)
Municipal securities	1,701	(12)	4,095	(53)	5,796	(65)
Mortgage-backed securities	35,155	(156)	150,569	(4,523)	185,724	(4,679)
Corporate securities	1,977	(23)	2,596	(404)	4,573	(427)
	$38,833	$(191)	$205,626	$(5,568)	$244,459	$(5,759)
Held-to Maturity
Municipal securities	$9,163	$(39)	$46,996	$(685)	$56,159	$(724)

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at June 30, 2019, by contractual maturity, are as follows:

	Available-For-Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$46,156	$46,116
After one year through five years	69,062	69,133
After five years through ten years	55,384	55,043
After ten years	163,646	164,470
	$334,248	$334,762

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of June 30, 2019, the Company held 218 available for sale investment securities with fair value less than amortized cost compared to 201 at December 31, 2018. In addition, the Company had no held to maturity securities with fair values less than amortized cost at June 30, 2019, and held 122 held to maturity securities with fair values less than amortized cost at December 31, 2018. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company had no sales of available for sale securities during the six months ended June 30, 2019 compared to $500,000 during the six months ended June 30, 2018, which resulted in a net gain of $335,000.  There were no available for sale securities in a nonaccrual status at June 30, 2019 or December 31, 2018.

The Company had no sales of held to maturity securities during the six months ended June 30, 2019 and 2018, respectively.  The Company had no held to maturity securities in a nonaccrual status at June 30, 2019 or December 31, 2018.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	$911,693	$891,131
Construction and land development	307,447	324,506
Total commercial real estate loans	1,219,140	1,215,637
Commercial and industrial loans	289,124	295,569
Consumer loans:
Residential and home equity	153,637	155,601
Consumer and other	14,918	16,621
Total consumer loans	168,555	172,222
Total gross loans	1,676,819	1,683,428
Net deferred loan fees	(4,235)	(4,526)
Total loans held for investment	1,672,584	1,678,902
Allowance for loan losses	(28,039)	(25,245)
Total loans held for investment, net	$1,644,545	$1,653,657

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$10,172	$7,182	$7,602	$804	$163	$25,923
Additions: Provisions for loan losses	276	(114)	1,965	(42)	65	2,150
Deductions:
Gross loan charge-offs	-	-	(497)	-	(110)	(607)
Recoveries	24	319	167	10	53	573
Net loan (charge-offs) / recoveries	24	319	(330)	10	(57)	(34)
Balance at end of period	$10,472	$7,387	$9,237	$772	$171	$28,039

	Three Months Ended June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$7,249	$6,808	$5,962	$642	$70	$20,731
Additions: Provisions for loan losses	1,779	(65)	(258)	(37)	56	1,475
Deductions:
Gross loan charge-offs	-	-	(97)	-	(107)	(204)
Recoveries	-	46	173	54	33	306
Net loan (charge-offs) / recoveries	-	46	76	54	(74)	102
Balance at end of period	$9,028	$6,789	$5,780	$659	$52	$22,308

Note 3 — Loans and Allowance for Loan Losses – Continued

	Six Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Additions: Provisions for loan losses	480	19	3,246	30	(75)	3,700
Deductions:
Gross loan charge-offs	-	(5)	(1,583)	(19)	(174)	(1,781)
Recoveries	24	351	347	32	121	875
Net loan (charge-offs) / recoveries	24	346	(1,236)	13	(53)	(906)
Balance at end of period	$10,472	$7,387	$9,237	$772	$171	$28,039

	Six Months Ended June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions for loan losses	2,310	409	1,067	(237)	(24)	3,525
Deductions:
Gross loan charge-offs	-	-	(290)	-	(172)	(462)
Recoveries	12	71	689	81	89	942
Net loan (charge-offs) / recoveries	12	71	399	81	(83)	480
Balance at end of period	$9,028	$6,789	$5,780	$659	$52	$22,308

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled debt restructured:
Real estate term	$-	$309
Construction and land development	305	-
Commercial and industrial	1,403	347
Residential and home equity	49	-
Consumer and other	-	-
Total non-accrual loans, not troubled debt restructured	1,757	656
Troubled debt restructured loans, non-accrual:
Real estate term	1,374	1,449
Construction and land development	-	-
Commercial and industrial	129	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,503	1,599
Total non-accrual loans	$3,260	$2,255

As of June 30, 2019, and December 31, 2018, there are $1.74 million and $2.24 million, respectively, in Purchased Credit Impaired (“PCI”) loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $5.0 million and $4.5 million at June 30, 2019, and December 31, 2018.

Note 3 — Loans and Allowance for Loan Losses – Continued

Troubled debt restructured (“TDR”) loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$19,336	$5,912
Non-accrual troubled debt restructured loans	1,503	1,599
Total troubled debt restructured loans	$20,839	$7,511

There were no PCI TDR non-performing loans as of June 30, 2019 and December 31, 2018.

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

	Six Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	6	-	25	2	-	33
Pre-modification balance	$5,076	$-	$9,848	$277	$-	$15,201
Post-modification balance	$5,076	$-	$9,848	$277	$-	$15,201

TDRs that subsequently defaulted
Number of loans	-	-	1	-	-	1
Recorded balance	$-	$-	$18	$-	$-	$18

	Six Months Ended June 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,592	$-	$211	$-	$-	$1,803
Post-modification balance	$1,592	$-	$211	$-	$-	$1,803

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Recorded balance	$1,449	$-	$150	$-	$-	$1,599

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

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2019
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$909,278	$140	$-	$1,374	$1,514	$901	$911,693
Construction and land development	305,277	1,758	-	305	2,063	107	307,447
Total commercial real estate	1,214,555	1,898	-	1,679	3,577	1,008	1,219,140
Commercial and industrial	283,294	1,185	-	1,532	2,717	3,113	289,124
Consumer:
Residential and home equity	153,588	-	-	49	49	-	153,637
Consumer and other	14,657	162	99	-	261	-	14,918
Total consumer	168,245	162	99	49	310	-	168,555
Total gross loans	$1,666,094	$3,245	$99	$3,260	$6,604	$4,121	$1,676,819

	December 31, 2018
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$886,974	$1,467	$-	$1,758	$3,225	$932	$891,131
Construction and land development	321,389	2,833	-	-	2,833	284	324,506
Total commercial real estate	1,208,363	4,300	-	1,758	6,058	1,216	1,215,637
Commercial and industrial	288,328	3,225	-	497	3,722	3,519	295,569
Consumer:
Residential and home equity	154,368	1,233	-	-	1,233	-	155,601
Consumer and other	16,180	424	17	-	441	-	16,621
Total consumer	170,548	1,657	17	-	1,674	-	172,222
Total gross loans	$1,667,239	$9,182	$17	$2,255	$11,454	$4,735	$1,683,428

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

Note 3 — Loans and Allowance for Loan Losses – Continued

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$875,067	$18,556	$18,070	$-	$911,693	$10,472
Construction and land development	295,594	5,676	6,177	-	307,447	7,387
Total commercial real estate	1,170,661	24,232	24,247	-	1,219,140	17,859
Commercial and industrial	258,041	12,545	18,538	-	289,124	9,237
Consumer loans:
Residential and home equity	149,282	202	4,153	-	153,637	772
Consumer and other	14,902	11	5	-	14,918	171
Total consumer	164,184	213	4,158	-	168,555	943
Total	$1,592,886	$36,990	$46,943	$-	$1,676,819	$28,039

	December 31, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$865,472	$14,339	$11,320	$-	$891,131	$9,968
Construction and land development	322,625	1,332	549	-	324,506	7,022
Total commercial real estate	1,188,097	15,671	11,869	-	1,215,637	16,990
Commercial and industrial	271,825	10,138	13,606	-	295,569	7,227
Consumer loans:
Residential and home equity	150,590	620	4,391	-	155,601	729
Consumer and other	16,574	29	18	-	16,621	299
Total consumer	167,164	649	4,409	-	172,222	1,028
Total	$1,627,086	$26,458	$29,884	$-	$1,683,428	$25,245

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$392	$1,448	$3,835	$88	$-	$5,763
Collectively evaluated for impairment	10,080	5,939	5,402	684	171	22,276
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$10,472	$7,387	$9,237	$772	$171	$28,039
Outstanding loan balances:
Individually evaluated for impairment	$17,171	$6,070	$15,118	$3,944	$-	$42,303
Collectively evaluated for impairment	893,621	301,270	270,893	149,693	14,918	1,630,395
Purchased credit-impaired loans	901	107	3,113	-	-	4,121
Total gross loans	$911,693	$307,447	$289,124	$153,637	$14,918	$1,676,819

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$324	$-	$1,781	$55	$-	$2,160
Collectively evaluated for impairment	9,644	7,022	5,446	674	299	23,085
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,968	$7,022	$7,227	$729	$299	$25,245
Outstanding loan balances:
Individually evaluated for impairment	$9,689	$268	$9,581	$4,095	$-	$23,633
Collectively evaluated for impairment	880,510	323,954	282,469	151,506	16,621	1,655,060
Purchased credit-impaired loans	932	284	3,519	-	-	4,735
Total gross loans	$891,131	$324,506	$295,569	$155,601	$16,621	$1,683,428

Information on impaired loans, excluding PCI loans, is summarized as follows:

	June 30, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$17,171	$9,663	$7,508	$17,171	$392
Construction and land development	6,604	1,813	4,257	6,070	1,448
Total commercial real estate	23,775	11,476	11,765	23,241	1,840
Commercial and industrial	15,529	713	14,405	15,118	3,835
Consumer loans:
Residential and home equity	3,944	2,491	1,453	3,944	88
Consumer and other	-	-	-	-	-
Total consumer	3,944	2,491	1,453	3,944	88
Total	$43,248	$14,680	$27,623	$42,303	$5,763

	December 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,689	$3,823	$5,866	$9,689	$324
Construction and land development	997	268	-	268	-
Total commercial real estate	10,686	4,091	5,866	9,957	324
Commercial and industrial	10,113	5,494	4,087	9,581	1,781
Consumer loans:
Residential and home equity	4,095	3,046	1,049	4,095	55
Consumer and other	-	-	-	-	-
Total consumer	4,095	3,046	1,049	4,095	55
Total	$24,894	$12,631	$11,002	$23,633	$2,160

Note 3 — Loans and Allowance for Loan Losses – Continued

The interest income recognized on impaired loans, excluding PCI loans, was as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$13,858	$182	$6,312	$43
Construction and land development	3,987	71	2,033	35
Total commercial real estate	17,845	253	8,345	78
Commercial and industrial	12,183	170	7,822	87
Consumer loans:
Residential and home equity	3,096	44	2,086	22
Consumer and other	-	-	-	-
Total consumer	3,096	44	2,086	22
Total	$33,124	$467	$18,253	$187

	Six Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$11,998	$305	$7,471	$146
Construction and land development	2,545	88	2,058	74
Total commercial real estate	14,543	393	9,529	220
Commercial and industrial	10,806	325	5,749	128
Consumer loans:
Residential and home equity	3,134	91	1,894	43
Consumer and other	-	-	-	-
Total consumer	3,134	91	1,894	43
Total	$28,483	$809	$17,172	$391

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $7.0 million at June 30, 2019 and $7.7 million at December 31, 2018. The carrying balance of PCI loans was $4.1 million at June 30, 2019 and $4.7 million at December 31, 2018.

The following table presents the changes in the accretable yield for PCI loans for the six months ended June 30, 2019, and 2018:

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$5,884	$8,536
Accretion to interest income	(873)	(1,943)
Reclassification from non-accretable difference	95	189
Balance, end of period	$5,106	$6,782

Note 3 — Loans and Allowance for Loan Losses – Continued

As of June 30, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million and $2.9 million, respectively.

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3.5 million and $5.6 million as of June 30, 2019, and December 31, 2018, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $319,000 and $951,000 as of June 30, 2019, and December 31, 2018, respectively.  Deposits from affiliates were $5.2 million and $8.8 million as of June 30, 2019 and December 31, 2018, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, including unsecured commitments of $18,143 and $16,304 as of June 30, 2019 and December 31, 2018, respectively	$572,916	$577,612
Stand-by letters of credit and bond commitments, including unsecured commitments of $578 and $730 as of June 30, 2019 and December 31, 2018, respectively	26,528	22,979
Unused credit card lines, all unsecured	25,409	24,885

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

Note 5 — Fair Value - Continued

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$192,466	$192,466	$48,547	$48,547
Investment securities available-for-sale	2	323,984	323,984	280,964	280,964
Investment securities available-for-sale	3	10,778	10,778	-	-
Investment securities held-to-maturity	2	-	-	50,905	50,364
Investment securities held-to-maturity	3	-	-	14,557	14,402
Non-marketable securities	2	2,623	2,623	2,551	2,551
Loans held for sale	2	18,446	18,446	10,267	10,267
Loans held for investment	3	1,644,545	1,635,993	1,653,657	1,637,617

Financial Liabilities:
Total deposits	2	$1,981,906	$1,787,524	$1,877,055	$1,675,992

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$323,984	$10,778	$334,762
Fair valued on a non-recurring basis:
Impaired loans	-	-	1,126	1,126

As of December 31, 2018
Fair valued on a recurring basis:
Investment securities available-for-sale	$-	$280,964	$-	$280,964
Fair valued on a non-recurring basis:
Impaired loans	-	-	7,304	7,304

Note 6 — Income Taxes

Income tax expense was $3.5 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate for the second quarter of 2019 was 24.1% compared with 23.9% in the second quarter of 2018. The tax rate in the second quarter of 2019 is higher than the same quarter in 2018 due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Income tax expense was $6.8 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate for the six months ended June 30, 2019 was23.9% compared with 23.1% in the same period a year ago. The tax rate in the six months ended June 30, 2019 is higher than the same period a year ago due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased to 12.78% as of June 30, 2019 from 12.27% at December 31, 2018. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits, which, as of June 30, 2019 and December 31, 2018, were $11.9 million and $2.2 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the six months ended June 30, 2019, the Company granted 30,941 restricted stock units (“RSU”) at a weighted-average fair value of $30.08 per unit.  The RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $381,000 and $370,000 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company did not grant any options for the purchase of common shares during the six months ended June 30, 2019.

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

Overview

People’s Utah Bancorp (“PUB”) is the holding company for People’s Intermountain Bank.  People’s Intermountain Bank (“Bank” or “PIB”) is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. People’s Intermountain Bank has 26 branch locations in three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. We provide banking services for small to medium sized businesses and to individuals in our primary markets including Utah, Salt Lake, Davis, Cache, and Washington Counties. Our business customers are involved in a variety of industries, including residential and commercial construction and development, manufacturing, distribution and other services. We also provide a broad range of banking services and products to individuals, including residential mortgage lending, personal checking and savings accounts and other consumer banking products, including electronic banking.  The Bank has been serving communities in Utah and southern Idaho for more than 100 years.

Our loan growth is the result of mergers and acquisitions as well as organic growth that we believe was generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions as well as from our existing branch system.

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

Non-GAAP Financial Measures

In addition to financial results presented in accordance with generally accepted accounting principles (“GAAP”), this Management’s Discussion & Analysis contains certain non-GAAP financial measures.  We have presented these non-GAAP financial measures because we believe that they provide useful and comparative information to assess trends in our core operations and such presentation facilitates the comparison of our financial performance with the performance of our peers and the comparative years presented. We have excluded acquisition related costs, net gains and losses on the sale of certain securities, and the write-down of our deferred income tax assets due to the reduction in the Federal corporate income tax rate to derive non-GAAP financial information related to the company’s core operations.  The Company believes this non-GAAP financial information is useful in understanding the Company’s core financial performance.

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

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Revenue from Core Operations	2019	2019	2018	2019	2018
Net interest income (GAAP)	$27,720	$26,907	$26,978	$54,627	$52,922
Total non-interest income	3,598	3,337	4,066	6,935	7,784
Total GAAP revenues	31,318	30,244	31,044	61,562	60,706
Exclude net (gain) on sale of investment securities	-	-	(333)	-	(333)
Revenue from core operations (non-GAAP)	$31,318	$30,244	$30,711	$61,562	$60,373

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Non-interest Income from Core Operations	2019	2019	2018	2019	2018
Total non-interest income (GAAP)	$3,598	$3,337	$4,066	$6,935	$7,784
Exclude net (gain) on sale of investment securities	-	-	(333)	-	(333)
Non-interest income from core operations (non-GAAP)	$3,598	$3,337	$3,733	$6,935	$7,451

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Non-interest Expense from Core Operations	2019	2019	2018	2019	2018
Total non-interest expense (GAAP)	$14,699	$14,916	$15,823	$29,615	$31,871
Exclude acquisition-related costs	-	-	(1)	-	(350)
Non-interest expense from core operations (non-GAAP)	$14,699	$14,916	$15,822	$29,615	$31,521

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Net Income from Core Operations	2019	2019	2018	2019	2018
Net income (GAAP)	$10,989	$10,505	$10,467	$21,494	$19,471
Exclude net (gain) on sale of investment securities	-	-	(333)	-	(333)
Exclude acquisition-related costs	-	-	1	-	350
Exclude tax related benefit	-	-	79	-	(4)
Revaluation of deferred income tax assets (DTA)	-	-	-	-	-
Net income (non-GAAP)	$10,989	$10,505	$10,214	$21,494	$19,484

(NG) Non-GAAP Financial Measures - Continued

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Acquisition Accounting Impact on Net Interest Margin	2019	2019	2018	2019	2018
Net interest income (GAAP)	$27,720	$26,907	$26,978	$54,627	$52,922
Exclude discount accretion (premium amortization) on purchased loans	(345)	(528)	(777)	(873)	(1,944)
Exclude premium amortization on acquired certificates of deposit ("CD")	(35)	(35)	(35)	(70)	(70)
Net interest income before acquisition accounting impact (Non-GAAP)	$27,340	$26,344	$26,166	$53,684	$50,908

Average earning assets (GAAP)	$2,122,954	$2,063,149	$2,058,125	$2,093,217	$2,037,721
Exclude average net loan discount on acquired loans	8,073	8,500	10,146	8,285	11,030
Average earning assets before acquired loan discount (Non-GAAP)	$2,131,027	$2,071,649	$2,068,271	$2,101,502	$2,048,751

Net interest margin ("NIM") (GAAP)	5.24%	5.29%	5.26%	5.26%	5.24%
Exclude impact on NIM from discount accretion	-0.06%	-0.10%	-0.15%	-0.08%	-0.19%
Exclude impact on NIM from CD premium amortization	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%
Net interest margin before acquisition accounting adjustments (Non-GAAP)	5.17%	5.18%	5.10%	5.17%	5.04%

(Dollars in thousands)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Additional Non-GAAP Financial Information	2019	2019	2018	2019	2018

Diluted earnings per share (GAAP)	$0.58	$0.55	$0.55	$1.13	$1.03
Diluted earnings per share (non-GAAP)	$0.58	$0.55	$0.54	$1.13	$1.03

Efficiency ratio (GAAP)	46.93%	49.32%	50.97%	48.11%	52.50%
Efficiency ratio (non-GAAP)	46.93%	49.32%	51.52%	48.11%	52.21%

Non-interest income to average assets (GAAP)	0.64%	0.62%	0.75%	0.63%	0.73%
Non-interest income to average assets (non-GAAP)	0.64%	0.62%	0.69%	0.63%	0.70%

Non-interest expense to average assets (GAAP)	2.63%	2.77%	2.91%	2.69%	2.97%
Non-interest expense to average assets (non-GAAP)	2.63%	2.77%	2.91%	2.69%	2.94%

Return on average assets (GAAP)	1.96%	1.95%	1.93%	1.96%	1.82%
Return on average assets (non-GAAP)	1.96%	1.95%	1.88%	1.96%	1.82%

Return on average equity (GAAP)	14.33%	14.38%	15.60%	14.35%	14.79%
Return on average equity (non-GAAP)	14.33%	14.38%	15.22%	14.35%	14.80%

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands, except share data)	2019	2019	2018	2018
Selected Balance Sheet Information:
Book value per share	$16.62	$16.03	$15.49	$14.54
Tangible book value per share	$15.09	$14.49	$13.94	$12.97
Non-performing loans to total loans	0.31%	0.28%	0.27%	0.51%
Non-performing assets to total assets	0.22%	0.21%	0.21%	0.40%
Allowance for loan losses to loans held for investment	1.68%	1.55%	1.50%	1.32%
Loans to Deposits	83.91%	84.98%	88.65%	94.32%

Asset Quality Data:
Non-performing loans	$5,104	$4,706	$4,499	$8,649
Non-performing assets	$5,104	$4,706	$4,499	$8,649

Capital Ratios:
Tier 1 leverage capital	12.78%	12.70%	12.27%	11.48%
Total risk-based capital	17.24%	16.86%	16.36%	15.22%
Average equity to average assets	13.69%	13.55%	13.04%	12.36%
Tangible common equity to tangible assets (1)	12.44%	12.15%	12.11%	11.36%

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Selected Financial Information:
Basic earnings per share	$0.58	$0.56	$0.56	$1.14	$1.04
Diluted earnings per share	$0.58	$0.55	$0.55	$1.13	$1.03
Net interest margin (2)	5.24%	5.29%	5.26%	5.26%	5.24%
Efficiency ratio	46.93%	49.32%	50.97%	48.11%	52.50%
Non-interest income to average assets	0.64%	0.62%	0.75%	0.63%	0.73%
Non-interest expense to average assets	2.63%	2.77%	2.91%	2.69%	2.97%
Return on average assets	1.96%	1.95%	1.93%	1.96%	1.82%
Return on average equity	14.33%	14.38%	15.60%	14.35%	14.79%
Net charge-offs / (recoveries)	$34	$872	$(102)	$906	$(480)
Annualized net charge-offs / (recoveries) to average loans	0.01%	0.21%	-0.02%	0.11%	-0.06%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $28.9 million, $29.0 million, $29.1 million and $29.3 million at June 30, 2019, March 31, 2019, December 31, 2018, and June 30, 2018, respectively.

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

	Three Months Ended
	June 30, 2019			June 30, 2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$89,461	$511	2.29%	$15,533	$64	1.65%
Securities: (1)
Taxable securities	276,993	1,572	2.28%	241,724	1,192	1.98%
Non-taxable securities (2)	66,425	312	1.88%	79,949	369	1.85%
Total securities	343,418	1,884	2.20%	321,673	1,561	1.95%
Loans (3)
Real estate term	902,214	13,447	5.98%	903,637	12,860	5.71%
Construction and land development	313,411	6,304	8.07%	368,823	7,303	7.94%
Commercial and industrial	294,489	5,212	7.10%	317,629	5,281	6.67%
Residential and home equity	161,299	2,371	5.89%	105,219	1,380	5.26%
Consumer and other	16,039	294	7.36%	17,940	249	5.58%
Total loans	1,687,452	27,628	6.57%	1,713,248	27,073	6.34%

Non-marketable equity securities	2,623	27	4.07%	7,671	58	3.04%
Total interest earning assets	2,122,954	30,050	5.68%	2,058,125	28,756	5.60%
Allowance for loan losses	(26,008)			(21,073)
Non-interest earning assets	148,625			140,723
Total average assets	$2,245,571			$2,177,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$814,364	$1,034	0.51%	$733,223	$492	0.27%
Money market accounts	274,667	677	0.99%	207,663	176	0.34%
Certificates of deposit less than or equal to $250,000	140,637	436	1.24%	151,179	343	0.91%
Certificates of deposit greater than $250,000	38,605	183	1.90%	34,757	125	1.45%
Total interest bearing deposits	1,268,273	2,330	0.74%	1,126,822	1,136	0.40%
Short-term borrowings	-	-	0.00%	128,288	642	2.01%
Total interest bearing liabilities	1,268,273	2,330	0.74%	1,255,110	1,778	0.57%
Non-interest bearing deposits	652,158			642,063
Total funding	1,920,431	2,330	0.49%	1,897,173	1,778	0.38%
Other non-interest bearing liabilities	17,610			11,433
Shareholders’ equity	307,530			269,169
Total average liabilities and shareholders’ equity	$2,245,571			$2,177,775
Net interest income		$27,720			$26,978
Interest rate spread			4.94%			5.04%
Net interest margin			5.24%			5.26%

(1)	Excludes average unrealized losses of $2.7 million and $6.4 million for the three months ended June 30, 2019 and 2018, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $104,000 and $123,000 for the three months ended June 30, 2019 and 2018, respectively.
(3)	Loan interest income includes loan fees of $1.8 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended
	June 30, 2019			June 30, 2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$64,330	$730	2.29%	$14,501	$109	1.51%
Securities: (1)
Taxable securities	276,948	3,176	2.31%	247,078	2,406	1.96%
Non-taxable securities (2)	67,965	634	1.88%	81,226	751	1.86%
Total securities	344,913	3,810	2.23%	328,304	3,157	1.94%
Loans (3)
Real estate term	895,700	26,494	5.96%	879,444	25,024	5.74%
Construction and land development	314,604	12,535	8.04%	367,787	14,178	7.77%
Commercial and industrial	295,665	10,333	7.05%	315,838	10,371	6.62%
Residential and home equity	158,812	4,687	5.95%	106,060	2,716	5.16%
Consumer and other	16,408	559	6.86%	18,893	567	6.05%
Total loans	1,681,189	54,608	6.55%	1,688,022	52,856	6.31%

Non-marketable equity securities	2,785	54	3.90%	6,894	73	2.15%
Total interest earning assets	2,093,217	59,202	5.70%	2,037,721	56,195	5.56%
Allowance for loan losses	(25,907)			(19,901)
Non-interest earning assets	149,160			142,940
Total average assets	$2,216,470			$2,160,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$807,043	$2,027	0.51%	$725,774	$943	0.26%
Money market accounts	262,171	1,281	0.99%	215,946	333	0.31%
Certificates of deposit less than or equal to $250,000	142,450	849	1.20%	156,549	673	0.87%
Certificates of deposit greater than $250,000	38,136	354	1.87%	36,156	254	1.41%
Total interest bearing deposits	1,249,800	4,511	0.73%	1,134,425	2,203	0.39%
Short-term borrowings	4,879	64	2.63%	114,498	1,070	1.88%
Total interest bearing liabilities	1,254,679	4,575	0.74%	1,248,923	3,273	0.53%
Non-interest bearing deposits	643,642			635,503
Total funding	1,898,321	4,575	0.49%	1,884,426	3,273	0.35%
Other non-interest bearing liabilities	16,173			10,925
Shareholders’ equity	301,976			265,409
Total average liabilities and shareholders’ equity	$2,216,470			$2,160,760
Net interest income		$54,627			$52,922
Interest rate spread			4.97%			5.03%
Net interest margin			5.26%			5.24%

(1)	Excludes average unrealized losses of $3.9 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $211,000 and $250,000 for the six months ended June 30, 2019 and 2018, respectively.
(3)	Loan interest income includes loan fees of $3.2 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$413	$34	$447	$541	$80	$621
Taxable securities	187	193	380	312	458	770
Non-taxable securities	(63)	6	(57)	(124)	7	(117)
Total securities	124	199	323	188	465	653
Loans
Real estate term	(20)	607	587	468	1,002	1,470
Construction and land development	(1,113)	114	(999)	(2,106)	463	(1,643)
Commercial and industrial	(397)	328	(69)	(684)	646	(38)
Residential and home equity	808	183	991	1,508	463	1,971
Consumer and other	(29)	74	45	(79)	71	(8)
Total Loans	(751)	1,306	555	(893)	2,645	1,752

Non-marketable equity securities	(46)	15	(31)	(58)	39	(19)
Total interest income	(260)	1,554	1,294	(222)	3,229	3,007
Interest expense:
Demand and savings accounts	60	482	542	116	968	1,084
Money market accounts	73	428	501	85	863	948
Certificates of deposit less than or equal to $250,000	(26)	119	93	(65)	241	176
Certificates of deposit greater than $250,000	15	43	58	14	86	100
Short-term borrowings	(321)	(321)	(642)	(1,310)	304	(1,006)
Total interest expense	(199)	751	552	(1,160)	2,462	1,302
Net interest income	$(61)	$803	$742	$938	$767	$1,705

Net interest income increased $0.7 million to $27.7 million for the three months ended June 30, 2019 compared with $27.0 million for the same period of 2018.  The increase is primarily the result of average interest earning assets growing 3.1%, or $64.8 million, and yields on interest earning assets increasing 8 basis points to 5.68% for the same comparable periods. Higher yields on interest earning assets were primarily the result of yields on loans increasing 23 basis points to 6.57% for the same comparable periods, offset by the percentage of loans to total interest earning assets declining to 79.5% for the second quarter of 2019 compared with 83.2% for the second quarter of 2018.

For the three months ended June 30, 2019, total cost of interest bearing liabilities increased 17 basis points to 0.74% compared with the same period a year ago, and is the result of the cost of interest bearing deposits increasing 34 basis points to 0.74% for the same comparable periods.  The Company had no short-term borrowing for the second quarter of 2019 compared with $128.3 million of short-term borrowings for the second quarter of 2018.  The Company expects the increase in cost of interest bearing deposits to remain flat over the next several quarters as the Federal Reserve is considering rate cuts.

Net interest margin decreased 2 basis points to 5.24% for the three months ended June 30, 2019 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premium, added 7 basis points to the net interest margin for the three months ended June 30, 2019.

Net interest income increased $1.7 million to $54.6 million for the six months ended June 30, 2019 compared with $52.9 million for the same period of 2018.  The increase is primarily the result of average interest earning assets growing 2.7%, or $55.5 million, and yields on interest earning assets increasing 14 basis points to 5.70% for the same comparable periods. Higher yields on interest earning assets were primarily the result of yields on loans increasing 24 basis points to 6.55% for the same comparable periods, offset by the percentage of loans to total interest earning assets declining to 80.3% for the second quarter of 2019 compared with 82.8% for the second quarter of 2018.

For the six months ended June 30, 2019, total cost of interest bearing liabilities increased 21 basis points to 0.74% compared with the same period a year ago, and is the result of the cost of interest bearing deposits increasing 34 basis points to 0.73% for the same comparable periods, while short-term borrowing declined $109.6 million, or 95.7%, to $4.9 million with the borrowing rate increasing 75 basis points to 2.63% for the six months ended June 30, 2019, compared with the same period a year earlier. The Company expects the increase in cost of interest bearing deposits to remain flat over the next several quarters as the Federal Reserve is considering rate cuts.

Net interest margin increased 2 basis points to 5.26% for the six months ended June 30, 2019 compared with the same period a year earlier.  Acquisition accounting adjustments, including the accretion of loan discounts and amortization of certificate of deposits premium, added 9 basis points to the net interest margin for the six months ended June 30, 2019.

Financial Overview for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$30,050	$28,756	$1,294	4.5%
Interest expense	2,330	1,778	(552)	-31.0%
Net interest income	27,720	26,978	742	2.8%
Provision for loan losses	2,150	1,475	(675)	-45.8%
Net interest income after provision for loan losses	25,570	25,503	67	0.3%
Non-interest income	3,598	4,066	(468)	-11.5%
Non-interest expense	14,699	15,823	1,124	7.1%
Income before income tax expense	14,469	13,746	723	5.3%
Income tax expense	3,480	3,279	(201)	-6.1%
Net income	$10,989	$10,467	$522	5.0%

Net Income. Net income increased $0.5 million to $11.0 million for the three months ended June 30, 2019, compared with $10.5 million for the three months ended June 30, 2018. This was primarily attributable to an increase in net interest income of $0.7 million, and a decrease in non-interest expense of $1.1 million, offset by an increase in provision for loan losses of $0.7 million, a decrease in non-interest income of $0.5 million, and an increase in income tax expense of $0.2 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended June 30, 2019 compared with the same quarter in 2018 was primarily the result of average interest earning assets growing 3.1%, or $64.8 million, and yields on interest earning assets increasing 8 basis points to 5.68% for the same comparable periods.  Interest expense in the three months ended June 30, 2019 increased from the same period in 2018 due to an increase in average interest bearing deposits, combined with an increase in the cost of deposits of 34 basis points.

The yield on our average interest earning assets was 5.68% for the three months ended June 30, 2019 compared with 5.60% for the same period of 2018.  The cost of total funding increased in the three months ended June 30, 2019 to 0.49% from 0.38% in the comparable quarter in 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

For the three months ended June 30, 2019, provision for loan losses was $2.2 million compared with $1.5 million for the same period a year earlier. The increase in provision for loan losses in the three months ended June 30, 2019 is due primarily to $3.3 million in specific reserves, of which $2.2 million represents reserves for the unguaranteed portion of four Government-guaranteed loans acquired in the Town & Country Bank acquisition. For the three months ended June 30, 2019, the Company incurred net charge-offs of $34 thousand compared with net recoveries of $0.1 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$1,621	$1,505	$116	7.7%
Card processing	814	799	15	1.9%
Service charges on deposit accounts	705	704	1	0.1%
Net gain on sale of investment securities	-	333	(333)	-100.0%
Other	458	725	(267)	-36.8%
Total non-interest income	$3,598	$4,066	$(468)	-11.5%

For the three months ended June 30, 2019, noninterest income was $3.6 million compared with $4.1 million the same period a year ago. The decrease was primarily due to a one-time gain on sale of securities of $0.3 million in the second quarter of 2018 and $0.2 million loss on the disposal of assets in the second quarter of 2019, offset by an increase in mortgage banking income of $0.1 million.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$9,526	$10,196	$670	6.6%
Occupancy, equipment and depreciation	1,558	1,411	(147)	-10.4%
Data processing	1,018	1,063	45	4.2%
Marketing and advertising	226	321	95	29.6%
FDIC premiums	148	299	151	50.5%
Acquisition-related costs	-	1	1	100.0%
Other	2,223	2,532	309	12.2%
Total non-interest expense	$14,699	$15,823	$1,124	7.1%

For the three months ended June 30, 2019, noninterest expense was $14.7 million compared with $15.8 million for the same period a year earlier and is primarily the result of $0.7 million in lower salaries and employee benefits, $0.3 million in lower other non-interest expense primarily related to lower legal expenses, $0.2 million in lower FDIC premiums, and $0.1 million in lower marketing costs. For the three months ended June 30, 2019, the Company’s efficiency ratio was 46.93% compared with 50.97% for the same period a year ago.

Income Tax Expense. For the three months ended June 30, 2019, income tax expense was $3.5 million compared with $3.3 million for the same period a year earlier. For the three months ended June 30, 2019, the effective tax rate was 24.1% compared with 23.9% for the same period a year ago. The tax rate in the first quarter of 2019 is higher than the same quarter in 2018 due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Financial Overview for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$59,202	$56,195	$3,007	5.4%
Interest expense	4,575	3,273	(1,302)	-39.8%
Net interest income	54,627	52,922	1,705	3.2%
Provision for loan losses	3,700	3,525	(175)	-5.0%
Net interest income after provision for loan losses	50,927	49,397	1,530	3.1%
Non-interest income	6,935	7,784	(849)	-10.9%
Non-interest expense	29,615	31,871	2,256	7.1%
Income before income tax expense	28,247	25,310	2,937	11.6%
Income tax expense	6,753	5,839	(914)	-15.7%
Net income	$21,494	$19,471	$2,023	10.4%

Net Income. Net income increased $2.0 million to $21.5 million for the six months ended June 30, 2019, compared with $19.5 million for the six months ended June 30, 2018. This was primarily attributable to an increase in net interest income of $1.7 million, and a decrease in non-interest expense of $2.3 million, offset by an increase in in income tax expense of $0.9 million, a decrease in non-interest income of $0.8 million, and an increase in provision for loan losses of $0.2 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the six months ended June 30, 2019 compared with the same quarter in 2018 was primarily the result of average interest earning assets growing 2.7%, or $55.5 million, and yields on interest earning assets increasing 14 basis points to 5.70% for the same comparable periods.  Interest expense in the six months ended June 30, 2019 increased from the same period in 2018 due to an increase in average interest bearing deposits, combined with an increase in the cost of deposits of 34 basis points.

The yield on our average interest earning assets was 5.70% for the six months ended June 30, 2019 compared with 5.56% for the same period of 2018.  The cost of total funding increased in the six months ended June 30, 2019 to 0.49% from 0.35% in the comparable period in 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

For the six months ended June 30, 2019, provision for loan losses was $3.7 million compared with $3.5 million for the same period a year earlier. The increase in provision for loan losses in the three months ended June 30, 2019 is due primarily to $3.3 million in specific reserves, of which $2.2 million represents reserves for the unguaranteed portion of four Government-guaranteed loans acquired in the Town & Country Bank acquisition, offset by a reduction in construction loan concentrations. For the six months ended June 30, 2019, the Company incurred net charge-offs of $0.9 million compared with net recoveries of $0.5 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$3,038	$3,143	$(105)	-3.3%
Card processing	1,429	1,522	(93)	-6.1%
Service charges on deposit accounts	1,362	1,377	(15)	-1.1%
Net gain on sale of investment securities	-	335	(335)	-100.0%
Other	1,106	1,407	(301)	-21.4%
Total non-interest income	$6,935	$7,784	$(849)	-10.9%

For the six months ended June 30, 2019, noninterest income was $6.9 million compared with $7.8 million the same period a year ago. The decrease was primarily due to a one-time gain on sale of securities of $0.3 million in the six months ended June 30, 2018, a decrease of $0.3 million in other non-interest income, a decrease in mortgage banking income of $0.1 million and a decrease in card processing income of $0.1 million.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$19,412	$20,619	$1,207	5.9%
Occupancy, equipment and depreciation	3,014	2,954	(60)	-2.0%
Data processing	1,982	1,933	(49)	-2.5%
Marketing and advertising	342	767	425	55.4%
FDIC premiums	238	628	390	62.1%
Acquisition-related costs	-	350	350	100.0%
Other	4,627	4,620	(7)	-0.2%
Total non-interest expense	$29,615	$31,871	$2,256	7.1%

For the six months ended June 30, 2019, noninterest expense was $29.6 million compared with $31.9 million for the same period a year earlier and is primarily the result of $1.2 million in lower salaries and employee benefits, $0.4 million in lower marketing and advertising costs, $0.4 million in lower FDIC premiums, and $0.4 million in acquisition-related costs attributed to 2018. For the six months ended June 30, 2019, the Company’s efficiency ratio was 48.11% compared with 52.50% for the same period a year ago.

Income Tax Expense. For the six months ended June 30, 2019, income tax expense was $6.8 million compared with $5.8 million for the same period a year earlier. For the six months ended June 30, 2019, the effective tax rate was 23.9% compared with 23.1% for the same period a year ago. The tax rate for the six months ended June 30, 2019 is higher than the same period in 2018 due primarily to higher tax benefits related to tax-deductible stock compensation expense in 2018.

Financial Condition

Total assets were $2.31 billion at June 30, 2019, a 5.8% increase compared with December 31, 2018. Total loans held for investment were $1.67 billion at June 30, 2019, a slight decrease of 0.4% from December 31, 2018. Total deposits were $1.98 billion at June 30, 2019, an increase of 5.6% compared with December 31, 2018.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Loans held for sale	$18,446	$10,267

Loans held for investment:
Commercial real estate loans:
Real estate term	$911,693	$891,131
Construction and land development	307,447	324,506
Total commercial real estate loans	1,219,140	1,215,637
Commercial and industrial loans	289,124	295,569
Consumer loans:
Residential and home equity	153,637	155,601
Consumer and other	14,918	16,621
Total consumer loans	168,555	172,222
Total gross loans	1,676,819	1,683,428
Net deferred loan fees	(4,235)	(4,526)
Total loans held for investment	1,672,584	1,678,902
Allowance for loan losses	(28,039)	(25,245)
Total loans held for investment, net	$1,644,545	$1,653,657

	June 30,	December 31,
(Percentage of total loans held for investment)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	54.4%	52.9%
Construction and land development	18.3%	19.3%
Total commercial real estate loans	72.7%	72.2%
Commercial and industrial loans	17.2%	17.6%
Consumer loans:
Residential and home equity	9.2%	9.2%
Consumer and other	0.9%	1.0%
Total consumer loans	10.1%	10.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at June 30, 2019 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$76,935		$209,467	$625,291	$911,693	$85,055	$749,703
Construction and land development	244,083		45,040	18,324	307,447	16,735	46,629
Total commercial real estate loans	321,018		254,507	643,615	1,219,140	101,790	796,332
Commercial and industrial loans	134,529		127,987	26,608	289,124	91,300	63,295
Consumer loans:
Residential and home equity	13,076		30,005	110,556	153,637	14,532	126,029
Consumer and other	6,277		6,435	2,206	14,918	8,234	407
Total consumer loans	19,353		36,440	112,762	168,555	22,766	126,436
Total gross loans held for investment	$474,900	(1)	$418,934	$782,985	$1,676,819	$215,856	$986,063	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.5 billion or 87.1% of total gross loans held for investment at June 30, 2019.

Concentrations. As of June 30, 2019, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 81.9% of total loans held for investment, of which 54.4% are real estate term loans, 18.3% are construction and land development loans, and 9.2% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 80%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing.  Our concentration in commercial and industrial loans has decreased to 17.2% at June 30, 2019 from 17.6% at December 31, 2018.

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

The following non-performing assets table, excluding PCI loans, summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled-debt restructured
Real estate term	$-	$309
Construction and land development	305	-
Commercial and industrial	1,403	347
Residential and home equity	49	-
Consumer and other	-	-
Total non-accrual, not troubled-debt restructured loans	1,757	656
Troubled-debt restructured loans non-accrual
Real estate term	1,374	1,449
Construction and land development	-	-
Commercial and industrial	129	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,503	1,599
Total non-accrual loans (1)	3,260	2,255
Accruing loans past due 90 days or more	99	17
Total non-performing loans (NPL)	3,359	2,272

OREO	-	-
Total non-performing assets (NPA) (2)	$3,359	$2,272
Accruing troubled debt restructured loans	$19,336	$5,912
Non-accrual troubled debt restructured loans	1,503	1,599
Total troubled debt restructured loans	$20,839	$7,511
(1)

We estimate that approximately $117,000 and $256,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of June 30, 2019 and December 31, 2018 have not been reduced by U.S. government guarantees of $117,000 and $406,000, respectively.

As of June 30, 2019 and December 31, 2018, there are $1.7 million and $2.2 million, respectively, in PCI loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $5.0 million and $4.5 million at June 30, 2019, and December 31, 2018, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDR loans were $20.8 million and $7.5 million at June 30, 2019 and December 31, 2018, respectively. Our TDR loans are considered impaired loans of which $1.5 million and $1.6 million were designated as non-accrual at June 30, 2019, and December 31, 2018, respectively.

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

The ALLL consists of specific and general components. The specific component relates to loans determined to be impaired that are individually evaluated for impairment. For impaired loans individually evaluated, an allowance is established when the discounted cash flows, or the fair value of the collateral, if the loans are collateral-dependent, of the impaired loans are lower than the carrying value of the loan. The general component covers all loans not individually evaluated for impairment and is based on historical loss experience adjusted for qualitative factors. Various qualitative factors are considered including changes to underwriting policies, loan concentrations, volume and mix of loans, size and complexity of individual credits, locations of credits and new market areas, changes in local and national economic conditions, and trends in past due, non-accrual and classified loan balances.

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Beginning balance	$25,923	$20,731	$25,245	$18,303
Loans charged off:
Real estate term	-	-	-	-
Construction and land development	-	-	(5)	-
Commercial and industrial	(497)	(97)	(1,583)	(290)
Residential and home equity	-	-	(19)	-
Consumer and other	(110)	(107)	(174)	(172)
Total charge-offs	(607)	(204)	(1,781)	(462)
Recoveries:
Real estate term	24	-	24	12
Construction and land development	319	46	351	71
Commercial and industrial	167	173	347	689
Residential and home equity	10	54	32	81
Consumer and other	53	33	121	89
Total recoveries	573	306	875	942
Net loan charge-offs/(recoveries)	(34)	102	(906)	480
Provision for loan losses	2,150	1,475	3,700	3,525
Ending balance	$28,039	$22,308	$28,039	$22,308
Loans held for investment	$1,672,584	$1,691,959	$1,672,584	$1,691,959
Average loans	1,687,452	1,713,248	1,681,189	1,688,022
Selected ratios:
Net loan charge-offs / (recoveries) to average loans	0.01%	-0.02%	0.11%	-0.06%
Provision for loan losses to average loans	0.51%	0.35%	0.44%	0.42%
Allowance for loan losses to loans held for investment	1.68%	1.32%	1.68%	1.32%

The allowance for loan losses to loans held for investment was 1.68% at June 30, 2019 compared with 1.32% at June 30, 2018.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and from Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining credit discounts on acquired loans were $6.7 million at June 30, 2019.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial real estate loans:
Real estate term	$10,472	$9,968
Construction and land development	7,387	7,022
Total commercial real estate loans	17,859	16,990
Commercial and industrial loans	9,237	7,227
Consumer loans:
Residential and home equity	772	729
Consumer and other	171	299
Total consumer loans	943	1,028
Total	$28,039	$25,245

Investments

Investment securities were $334.8 million at June 30, 2019 and $346.4 million at December 31, 2018. As of June 30, 2019, our portfolio of investment securities is comprised of available for sale securities.  During the six months ended June 30, 2019, we transferred the held to maturity securities to available for sale. At June 30, 2019, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Available-for-sale securities: (Fair Value)
U.S. Government agencies	$49,061	$48,366
Municipal securities	67,645	10,268
Mortgage-backed securities	213,329	217,757
Corporate securities	4,727	4,573
Total	334,762	280,964
Held-to-maturity securities: (Amortized Cost)
Municipal securities	-	65,462
Total investment securities	$334,762	$346,426

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2019:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. Government agencies	$29,000	1.27%	$19,956	2.09%	$-	0.00%	$-	0.00%	$48,956	1.61%
Municipal securities	17,156	1.82%	29,204	1.89%	17,698	2.07%	3,210	2.55%	67,268	1.95%
Mortgage-backed securities	-	0.00%	17,902	1.50%	34,686	1.87%	160,436	2.66%	213,024	2.43%
Other securities	-	0.00%	2,000	3.59%	3,000	2.21%	-	0.00%	5,000	2.76%
Total	46,156	1.48%	69,062	1.90%	55,384	1.95%	163,646	2.66%	334,248	2.22%
Held-to-maturity securities:
Municipal securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total investment securities	$46,156	1.48%	$69,062	1.90%	$55,384	1.95%	$163,646	2.66%	$334,248	2.22%

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

Deposits

Total deposits were $1.98 billion at June 30, 2019 and $1.88 billion at December 31, 2018. The increase in total deposits is attributed primarily to organic growth as a result of enhanced deposit pricing.  Non-interest bearing demand deposits were $707.1 million, or 35.7% of total deposits at June 30, 2019 compared with $642.6 million, or 34.2% of total deposits at December 31, 2018. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$643,642	0.00%	$635,503	0.00%
Interest bearing deposits:
Interest bearing demand and savings	807,043	0.51%	725,774	0.26%
Money market	262,171	0.99%	215,946	0.31%
Certificates of deposit less than or equal to $250,000	142,450	1.20%	156,549	0.87%
Certificates of deposit greater than $250,000	38,136	1.87%	36,156	1.41%
Total interest bearing deposits	1,249,800	0.73%	1,134,425	0.39%
Total	$1,893,442	0.48%	$1,769,928	0.25%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

June 30,
(Dollars in thousands)	2019
Due in three months or less	$-
Due in over three months through six months	3,726
Due in over six months through twelve months	10,972
Due in over twelve months	25,831
Total	$40,529

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $312.8 million at June 30, 2019, an increase of $22.6 million or 7.8% since December 31, 2018. The increase in shareholders’ equity for the six months ended June 30, 2019 was primarily due to an increase of $1.0 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $21.5 million for the period less dividends paid of $4.3 million.

Dividends of $0.23 per share were declared during the six months ended June 30, 2019 representing 20.1% of the net income for the same period. We announced a quarterly dividend of $0.13 per share on July 25, 2019, payable on August 12, 2019 for shareholders’ of record on August 5, 2019.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

The following table sets forth our capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized	PUB
	(Greater than or	Actual as of	Actual as of	Actual as of
	Equal to Stated	June 30,	December 31,	June 30,
	Percentage)	2019	2018	2018
Common equity tier 1 capital	6.50%	15.99%	15.11%	13.97%
Tier 1 risk-based capital	8.00%	15.99%	15.11%	13.97%
Total risk-based capital	10.00%	17.24%	16.36%	15.22%
Tier 1 leverage capital ratio	5.00%	12.78%	12.27%	11.48%

PUB and PIB met the requirements to be defined as a “well-capitalized” institution at June 30, 2019, December 31, 2018 and June 30, 2018 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of June 30, 2019:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$572,916	$384,798	$79,735	$18,706	$89,677
Standby letters of credit	26,528	26,528	-	-	-
Credit cards	25,409	25,409	-	-	-
Total	$624,853	$436,735	$79,735	$18,706	$89,677

Contractual Obligations

The following table sets forth our significant contractual obligations as of June 30, 2019:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$178,849	$98,351	$42,083	$36,729	$1,686
Deposits without stated maturity	1,803,057	1,803,057	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$1,981,906	$1,901,408	$42,083	$36,729	$1,686

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting, on a monthly basis, the amount of funds that will be required and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $683.9 million at June 30, 2019, which is secured by various real estate loans pledged as collateral totaling $707.9 million and investment securities of $216.1 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $28.2 million, which is secured by $28.5 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2019, we had approximately $283.3 million in net liquid assets comprised of $192.5 million in cash and cash equivalents, including interest bearing deposits of $64.1 million and federal funds sold of $90.3 million, $334.8 million in available for sale investment securities and $18.4 million in loans held for sale, less $262.4 million of available for sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At June 30, 2019, we had outstanding loan commitments of $572.9 million, credit card commitments of $25.4 million and outstanding letters of credit of $26.5 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the six months ended June 30, 2019 was $101.1 million, principally from an increase in deposit balances, offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2019.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)