Form 10-Q
period 2019-09-30
People's Utah Bancorp
filed 2019-11-08
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 18,855,868 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,196	$39,471
Interest-bearing deposits	195,082	7,456
Federal funds sold	100,118	1,620
Total cash and cash equivalents	340,396	48,547
Investment securities:
Available for sale, at fair value	319,857	280,964
Held to maturity, at historical cost	-	65,462
Total investment securities	319,857	346,426
Non-marketable equity securities	2,623	2,551
Loans held for sale	19,554	10,267
Loans:
Loans held for investment	1,675,147	1,678,902
Allowance for loan losses	(30,471)	(25,245)
Total loans held for investment, net	1,644,676	1,653,657
Premises and equipment, net	37,958	36,532
Goodwill	25,673	25,673
Bank-owned life insurance	26,885	26,433
Deferred income tax assets, net	9,169	11,514
Accrued interest receivable	8,850	8,282
Other intangibles	3,080	3,412
Other real estate owned	-	-
Other assets	5,742	11,000
Total assets	$2,444,463	$2,184,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$777,041	$642,594
Interest bearing deposits	1,324,671	1,234,461
Total deposits	2,101,712	1,877,055
Short-term borrowings	-	-
Accrued interest payable	571	483
Other liabilities	19,461	16,594
Total liabilities	2,121,744	1,894,132

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,855,710 and 18,728,823 shares issued and outstanding as of September 30, 2019
and December 31, 2018, respectively	189	187
Additional paid-in capital	87,704	86,308
Retained earnings	233,634	207,779
Accumulated other comprehensive income/(loss)	1,192	(4,112)
Total shareholders’ equity	322,719	290,162
Total liabilities and shareholders’ equity	$2,444,463	$2,184,294

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$27,544	$27,420	$82,152	$80,276
Interest and dividends on investments	2,937	1,679	7,531	5,018
Total interest income	30,481	29,099	89,683	85,294
Interest expense	2,290	1,917	6,865	5,190
Net interest income	28,191	27,182	82,818	80,104
Provision for loan losses	2,100	1,925	5,800	5,450
Net interest income after provision for loan losses	26,091	25,257	77,018	74,654
Non-interest income
Mortgage banking	2,116	1,668	5,154	4,811
Card processing	976	826	2,405	2,347
Service charges on deposit accounts	744	737	2,106	2,114
Net gain on sale of investment securities	-	-	-	336
Other	631	563	1,737	1,970
Total non-interest income	4,467	3,794	11,402	11,578
Non-interest expense
Salaries and employee benefits	10,410	9,885	29,822	30,504
Occupancy, equipment and depreciation	1,439	1,476	4,453	4,430
Data processing	879	890	2,861	2,823
Marketing and advertising	805	342	1,147	1,109
FDIC premiums	6	239	244	867
Acquisition-related costs	-	(118)	-	232
Other	2,529	2,566	7,156	7,186
Total non-interest expense	16,068	15,280	45,683	47,151
Income before income tax expense	14,490	13,771	42,737	39,081
Income tax expense	3,355	3,288	10,108	9,127
Net income	$11,135	$10,483	$32,629	$29,954
Earnings per common share:
Basic	$0.59	$0.56	$1.73	$1.60
Diluted	$0.59	$0.55	$1.72	$1.58
Weighted average common shares outstanding:
Basic	18,840,381	18,713,410	18,809,334	18,664,339
Diluted	19,029,350	19,010,600	19,008,883	18,979,405

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$11,135	$10,483	$32,629	$29,954
Other comprehensive income
Unrealized holding gains/(losses) on securities available for sale	1,075	(1,161)	7,071	(4,948)
Income tax (expense)/benefit	(269)	290	(1,767)	1,237

Unrealized holding gains/(losses) on securities available for sale, net of tax	806	(871)	5,304	(3,711)
Total comprehensive income	$11,941	$9,612	$37,933	$26,243

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	9,004	-	9,004
Other comprehensive loss	-	-	-	-	(1,851)	(1,851)
Cash dividends ($0.09 per share)	-	-	-	(1,672)	-	(1,672)
Share-based compensation	-	-	216	-	-	216
Issuance of shares under stock incentive plans	162,435	2	682	-	-	684
Balance as of March 31, 2018	18,674,232	$187	$85,430	$182,136	$(3,954)	$263,799
Net income	-	-	-	10,467	-	10,467
Other comprehensive loss	-	-	-	-	(989)	(989)
Cash dividends ($0.10 per share)	-	-	-	(1,868)	-	(1,868)
Share-based compensation	-	-	154	-	-	154
Issuance of shares under stock incentive plans	9,651	-	36	-	-	36
Balance as of June 30, 2018	18,683,883	$187	$85,620	$190,735	$(4,943)	$271,599
Net income	-	-	-	10,483	-	10,483
Other comprehensive loss	-	-	-	-	(871)	(871)
Cash dividends ($0.11 per share)	-	-	-	(2,057)	-	(2,057)
Share-based compensation	-	-	313	-	-	313
Issuance of shares under stock incentive plans	35,613	-	165	-	-	165
Balance as of September 30, 2018	18,719,496	$187	$86,098	$199,161	$(5,814)	$279,632

Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327
Net income	-	-	-	10,989	-	10,989
Other comprehensive income	-	-	-	-	2,355	2,355
Cash dividends ($0.12 per share)	-	-	-	(2,255)	-	(2,255)
Share-based compensation	-	-	190	-	-	190
Issuance of shares under stock incentive plans	22,052	-	193	-	-	193
Balance as of June 30, 2019	18,819,332	$188	$87,275	$224,950	$386	$312,799
Net income	-	-	-	11,135	-	11,135
Other comprehensive income	-	-	-	-	806	806
Cash dividends ($0.13 per share)	-	-	-	(2,451)	-	(2,451)
Share-based compensation	-	-	415	-	-	415
Issuance of shares under stock incentive plans	36,378	1	14	-	-	15
Balance as of September 30, 2019	18,855,710	$189	$87,704	$233,634	$1,192	$322,719

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$32,629	$29,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,800	5,450
Depreciation and amortization	2,921	2,401
Deferred income taxes	577	(1,160)
Net amortization of securities discounts and premiums	1,773	1,991
Increase in cash surrender value of bank-owned life insurance	(452)	(460)
Share-based compensation	796	683
Gain on sale of loans held for sale	(3,424)	(3,099)
Originations of loans held for sale	(170,832)	(162,308)
Proceeds from sale of loans held for sale	164,969	167,811
Net changes in:
Accrued interest receivable	(568)	(1,172)
Other assets	5,682	(2,546)
Accrued interest payable	88	71
Other liabilities	698	7,739
Net cash provided by operating activities	40,657	45,355
Cash flows from investing activities:
Net change in loans held for investment	3,181	(93,643)
Purchase of available for sale securities	(29,227)	(30,832)
Proceeds from maturities/sales of available for sale securities	59,724	32,504
Proceeds from maturities of held to maturity securities	1,370	6,930
Purchase of bank-owned life insurance	-	(2,250)
Purchase of premises and equipment	(4,566)	(9,442)
Proceeds from sale of assets	2,297	783
Proceeds from sale of other real estate owned, net of improvements	-	438
Purchase of non-marketable equity securities	(4,032)	(22,475)
Proceeds from sale of non-marketable equity securities	3,960	21,950
Net cash provided by (used in) investing activities	32,707	(96,037)
Cash flows from financing activities:
Net increase in deposits	224,657	57,300
Proceeds related to exercise of stock options	602	885
Net change in short-term borrowings	-	2,000
Cash dividends paid	(6,774)	(5,597)
Net cash provided by financing activities	218,485	54,588
Net change in cash and cash equivalents	291,849	3,906
Cash and cash equivalents, beginning of period	48,547	51,027
Cash and cash equivalents, end of period	$340,396	$54,933
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,777	$5,119
Income taxes paid	$9,740	$11,032
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$-	$2,985
Unrealized gains / (losses) on securities available for sale	$7,071	$(4,948)
Measurement period adjustment to goodwill	$-	$(335)
Transfer of HTM securities to AFS	$64,648	$-

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

PIB is a community bank that provides highly personalized retail and commercial banking products and services to small and medium sized businesses and to individuals.  Products and services are offered primarily through 26 retail branch locations throughout Utah and southern Idaho. PIB has three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. The Bank offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2019, for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2018 Consolidated Financial Statements and/or schedules to conform to the 2019 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of the Company’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC (2018 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2019, except as described later in Note 1.

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

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: (1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This ASU modified the disclosure requirements to require that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years; and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the accounting for credit loss measurement on loans and debt securities. For loans and held to maturity debt securities, the ASU requires a current expected credit loss (“CECL”) measurement to estimate the allowance for credit losses (“ACL”) for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The ASU eliminates the existing guidance for Purchased Credit Impaired (“PCI”) loans but requires an allowance for purchased financial assets with more than an insignificant deterioration since origination, otherwise known as purchase credit deteriorated (“PCD”) assets. In addition, the ASU modifies the other-than-temporary impairment model for available for sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on an improvement in credit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019.

On October 16, 2019, the FASB voted to delay the adoption of CECL by two years to January 2023 for private companies, not-for-profit companies, and certain small public companies that meet the definition of a smaller reporting company (“SRC”), as defined by the SEC. To meet the requirements of an SRC, an entity must be an issuer as defined by the SEC and have public float of less than $250 million, or public float of less than $700 million and annual revenues of less than $100 million. As of June 30, 2019, the Company’s public float was $466 million and annual revenues for 2018 were $130 million.  The Company is not an SRC and will be required to adopt the ASU effective January 1, 2020.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

The implementation process includes evaluation of technical accounting topics; developing, validating and implementing models and methodologies used to calculate CECL; updating ACL documentation; validating internal controls; and overall operational readiness for adoption of the ASU. The Company is currently running new models and processes in parallel with existing models and processes under current accounting guidance in advance of the January 1, 2020 effective date. These parallel runs will focus on technical functionality of the CECL calculation, operational execution of the end-to-end process, as well as disclosure requirements. The Company has established a project team and a steering committee to provide cross-functional governance over and make key decisions relating to the project plan and the parallel runs.

The Company intends to recognize an ACL for available for sale debt securities. The ACL on available for sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of existing debt securities, the Company does not expect the ACL for debt securities to be material.

The Company expects to use the weighted average remaining maturity (“WARM”) approach, adjusted for prepayments, to calculate CECL. As described in the FASB Staff Question and Answers, the Company intends to use a qualitative approach to adjust historical loss information for current conditions and for reasonable and supportable forecasts, and then immediately revert to historical credit losses. As noted in section ASU 320-20-30-9, “An entity shall not rely solely on past events to estimate expected credit losses. When an entity uses historical loss information, it shall consider the need to adjust historical information to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The adjustments to historical loss information may be qualitative in nature and should reflect changes related to relevant data (such as changes in unemployment rates, property values, commodity values, delinquency, or other factors that are associated with credit losses on the financial asset or in the group of financial assets).”

The Company is currently in the process of evaluating the impact of CECL on its earnings, financial position, and regulatory capital amounts and ratios related to loans. The Company expects its ACL to increase upon adoption, because the ACL will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP. In addition, a portion of the increase will be due to PCI loans that will be reclassified as PCD loans with the credit related non-accretable discount increasing both ACL and loan balances, but not retained earnings. However, accretable discounts held on non-PCD loans are not allowed to be moved to ACL as part of the adoption of this ASU.  The Company will be required to set aside additional ACL for non-PCD loans through retained earnings upon adoption.  The Company will continue to hold accretable discounts that will be recorded to interest income over the remaining life of non-PCD loans as well as a similar amount in ACL.

The Company expects greater volatility in its earnings and those of other banks after adoption due to the nature and time horizon used to calculate CECL. In addition, the Company expects a potential negative impact to credit availability and reduced loan terms to borrowers as this ASU is adopted by financial institutions. Lastly, the Company expects a lack of effective comparability with financial performance to many of its peers as it adopts this ASU, due to delayed adoption for public companies with total assets similar in size to the Company.

The ultimate effect of CECL on the Company’s ACL will depend on the size and composition of the loan portfolio; the loan portfolio’s credit quality and economic conditions at the time of adoption; and any refinements to models, methodologies, and other key assumptions used.

At adoption, the Company will have a cumulative effect adjustment to retained earnings for the change in the ACL, which the Company expects to negatively impact regulatory capital amounts and ratios. An increase in the Company’s ACL will result in a decrease in regulatory capital amounts and ratios. Bank regulatory agencies have provided regulatory capital relief for an initial capital decrease from the adoption of this ASU by allowing a phased adoption over three years, on a straight-line basis, which the Company expects to utilize.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Lessees will no longer be provided with a source of off-balance sheet financing.  The Company adopted ASU No. 2016-02 effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach. The Company also elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component; and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases with terms of twelve months or less). The Company has eight real property leases under non-cancelable operating leases, four of which are subject to this ASU that results in the recognition of right of use assets and lease liabilities. All of the Company’s equipment is owned or on short-term leases. The Company compiled a complete inventory of arrangements containing leases and analyzed the lease data necessary to meet the new requirements.  The Company has recorded a $2.2 million right of use asset and a $2.2 million lease liability on its Consolidated Balance Sheets.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2019
U.S. Government-sponsored securities	$32,957	$248	$-	$(20)	$33,185
Municipal securities	64,905	554	(25)	(18)	65,416
Mortgage-backed securities	215,406	1,960	(59)	(766)	216,541
Corporate securities	5,000	-	-	(285)	4,715
	$318,268	$2,762	$(84)	$(1,089)	$319,857
As of December 31, 2018
U.S. Government-sponsored securities	$48,954	$-	$-	$(588)	$48,366
Municipal securities	10,274	59	(12)	(53)	10,268
Mortgage-backed securities	222,218	218	(156)	(4,523)	217,757
Corporate securities	5,000	-	(23)	(404)	4,573
	$286,446	$277	$(191)	$(5,568)	$280,964

Amortized cost and estimated fair value of investment securities held to maturity are as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of December 31, 2018
Municipal securities	$65,462	$28	$(39)	$(685)	$64,766

In August 2017, the FASB issued ASU no. 2017-12, Targeted Improvements to Accounting for Hedging Activities.  The primary focus of the amendment is to simplify hedge accounting and make the results of hedge transactions in the financial statements easier to understand. An ancillary result of the amendment is that an entity may make a one-time transfer of certain securities from the held to maturity classification to the available for sale classification. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As allowed under this accounting pronouncement, the Company elected to make a one-time transfer of $64.6 million of held to maturity securities to the available for sale classification as of January 1, 2019, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 2 — Investment Securities – continued

At September 30, 2019 and December 31, 2018, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$17,980	$(20)	$17,980	$(20)
Municipal securities	10,838	(25)	2,159	(18)	12,997	(43)
Mortgage-backed securities	20,976	(59)	83,042	(766)	104,018	(825)
Corporate securities	-	-	4,715	(285)	4,715	(285)
	$31,814	$(84)	$107,896	$(1,089)	$139,710	$(1,173)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$48,366	$(588)	$48,366	$(588)
Municipal securities	1,701	(12)	4,095	(53)	5,796	(65)
Mortgage-backed securities	35,155	(156)	150,569	(4,523)	185,724	(4,679)
Corporate securities	1,977	(23)	2,596	(404)	4,573	(427)
	$38,833	$(191)	$205,626	$(5,568)	$244,459	$(5,759)
Held to Maturity
Municipal securities	$9,163	$(39)	$46,996	$(685)	$56,159	$(724)

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at September 30, 2019, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$32,270	$32,285
After one year through five years	65,081	65,322
After five years through ten years	57,322	57,327
After ten years	163,595	164,923
	$318,268	$319,857

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of September 30, 2019, the Company held 170 available for sale investment securities with fair value less than amortized cost compared to 201 at December 31, 2018. In addition, the Company had no held to maturity securities at September 30, 2019, and held 122 held to maturity securities with fair values less than amortized cost at December 31, 2018. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company sold no available for sale securities during the nine months ended September 30, 2019, compared to $500,000 during the nine months ended September 30, 2018, which resulted in a net gain of $336,000.  There were no available for sale securities in a nonaccrual status at September 30, 2019 or December 31, 2018.

The Company had no held to maturity securities in a nonaccrual status at December 31, 2018.

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	$945,999	$891,131
Construction and land development	285,838	324,506
Total commercial real estate loans	1,231,837	1,215,637
Commercial and industrial loans	275,881	295,569
Consumer loans:
Residential and home equity	156,718	155,601
Consumer and other	14,974	16,621
Total consumer loans	171,692	172,222
Total gross loans	1,679,410	1,683,428
Net deferred loan fees	(4,263)	(4,526)
Total loans held for investment	1,675,147	1,678,902
Allowance for loan losses	(30,471)	(25,245)
Total loans held for investment, net	$1,644,676	$1,653,657

Changes in the allowance for loan losses (“ALLL”) are as follows:

	Three Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$10,472	$7,387	$9,237	$772	$171	$28,039
Additions: Provisions/(reversals of) for loan losses	1,693	(451)	928	(69)	(1)	2,100
Deductions:
Gross loan charge-offs	-	-	(350)	-	(89)	(439)
Recoveries	-	253	462	2	54	771
Net loan (charge-offs) / recoveries	-	253	112	2	(35)	332
Balance at end of period	$12,165	$7,189	$10,277	$705	$135	$30,471

	Three Months Ended September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$9,028	$6,789	$5,780	$659	$52	$22,308
Additions: Provisions for loan losses	469	892	455	14	95	1,925
Deductions:
Gross loan charge-offs	(294)	-	(945)	-	(105)	(1,344)
Recoveries	46	6	312	2	54	420
Net loan (charge-offs) / recoveries	(248)	6	(633)	2	(51)	(924)
Balance at end of period	$9,249	$7,687	$5,602	$675	$96	$23,309

Note 3 — Loans and Allowance for Loan Losses – Continued

	Nine Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Additions: Provisions/(reversals of) for loan losses	2,173	(432)	4,174	(39)	(76)	5,800
Deductions:
Gross loan charge-offs	-	(5)	(1,933)	(19)	(263)	(2,220)
Recoveries	24	604	809	34	175	1,646
Net loan (charge-offs) / recoveries	24	599	(1,124)	15	(88)	(574)
Balance at end of period	$12,165	$7,189	$10,277	$705	$135	$30,471

	Nine Months Ended September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Balance at beginning of period	$6,706	$6,309	$4,314	$815	$159	$18,303
Additions: Provisions/(reversals of) for loan losses	2,779	1,301	1,522	(223)	71	5,450
Deductions:
Gross loan charge-offs	(294)	-	(1,235)	-	(277)	(1,806)
Recoveries	58	77	1,001	83	143	1,362
Net loan (charge-offs) / recoveries	(236)	77	(234)	83	(134)	(444)
Balance at end of period	$9,249	$7,687	$5,602	$675	$96	$23,309

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled debt restructured:
Real estate term	$174	$309
Construction and land development	-	-
Commercial and industrial	851	347
Residential and home equity	47	-
Consumer and other	1	-
Total non-accrual loans, not troubled debt restructured	1,073	656
Troubled debt restructured loans, non-accrual:
Real estate term	1,328	1,449
Construction and land development	-	-
Commercial and industrial	104	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	1,432	1,599
Total non-accrual loans	$2,505	$2,255

As of September 30, 2019, and December 31, 2018, there were $1.7 million and $2.2 million, respectively, in Purchased Credit Impaired (“PCI”) loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $4.3 million and $4.5 million at September 30, 2019, and December 31, 2018, respectively.

Note 3 — Loans and Allowance for Loan Losses – Continued

Troubled debt restructured (“TDR”) loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$25,452	$5,912
Non-accrual troubled debt restructured loans	1,432	1,599
Total troubled debt restructured loans	$26,884	$7,511

There were no PCI TDR non-performing loans as of September 30, 2019 and December 31, 2018.

A restructured loan is considered a troubled debt restructuring (“TDR”), if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that it would not otherwise consider. Each TDR is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

The following tables present TDRs that occurred during the periods presented and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off or a combination of both.

	Nine Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	7	1	28	3	-	39
Pre-modification balance	$5,297	$4,075	$11,376	$1,409	$-	$22,157
Post-modification balance	$5,297	$4,075	$11,376	$1,409	$-	$22,157

TDRs that subsequently defaulted
Number of loans	-	-	1	-	-	1
Recorded balance	$-	$-	$18	$-	$-	$18

	Nine Months Ended September 30, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,592	$-	$211	$-	$-	$1,803
Post-modification balance	$1,592	$-	$211	$-	$-	$1,803

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Recorded balance	$1,449	$-	$150	$-	$-	$1,599

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

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2019
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$938,901	$4,705	$-	$1,502	$6,207	$891	$945,999
Construction and land development	285,297	436	-	-	436	105	285,838
Total commercial real estate	1,224,198	5,141	-	1,502	6,643	996	1,231,837
Commercial and industrial	268,884	2,354	-	955	3,309	3,688	275,881
Consumer:
Residential and home equity	156,499	172	-	47	219	-	156,718
Consumer and other	14,579	387	7	1	395	-	14,974
Total consumer	171,078	559	7	48	614	-	171,692
Total gross loans	$1,664,160	$8,054	$7	$2,505	$10,566	$4,684	$1,679,410

	December 31, 2018
						Purchased
		30-89 Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$886,974	$1,467	$-	$1,758	$3,225	$932	$891,131
Construction and land development	321,389	2,833	-	-	2,833	284	324,506
Total commercial real estate	1,208,363	4,300	-	1,758	6,058	1,216	1,215,637
Commercial and industrial	288,328	3,225	-	497	3,722	3,519	295,569
Consumer:
Residential and home equity	154,368	1,233	-	-	1,233	-	155,601
Consumer and other	16,180	424	17	-	441	-	16,621
Total consumer	170,548	1,657	17	-	1,674	-	172,222
Total gross loans	$1,667,239	$9,182	$17	$2,255	$11,454	$4,735	$1,683,428

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications.

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

Note 3 — Loans and Allowance for Loan Losses – Continued

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$899,387	$27,399	$19,213	$-	$945,999	$12,165
Construction and land development	281,454	-	4,384	-	285,838	7,189
Total commercial real estate	1,180,841	27,399	23,597	-	1,231,837	19,354
Commercial and industrial	252,336	4,014	19,531	-	275,881	10,277
Consumer loans:
Residential and home equity	152,147	547	4,024	-	156,718	705
Consumer and other	14,958	14	2	-	14,974	135
Total consumer	167,105	561	4,026	-	171,692	840
Total	$1,600,282	$31,974	$47,154	$-	$1,679,410	$30,471

	December 31, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$865,472	$14,339	$11,320	$-	$891,131	$9,968
Construction and land development	322,625	1,332	549	-	324,506	7,022
Total commercial real estate	1,188,097	15,671	11,869	-	1,215,637	16,990
Commercial and industrial	271,825	10,138	13,606	-	295,569	7,227
Consumer loans:
Residential and home equity	150,590	620	4,391	-	155,601	729
Consumer and other	16,574	29	18	-	16,621	299
Total consumer	167,164	649	4,409	-	172,222	1,028
Total	$1,627,086	$26,458	$29,884	$-	$1,683,428	$25,245

The ALLL and outstanding loan balances reviewed according to the Company’s impairment methods are summarized as follows:

	September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$376	$1,264	$4,641	$3	$-	$6,284
Collectively evaluated for impairment	11,306	5,908	5,636	702	135	23,687
Purchased credit-impaired loans	483	17	-	-	-	500
Total	$12,165	$7,189	$10,277	$705	$135	$30,471
Outstanding loan balances:
Individually evaluated for impairment	$16,247	$4,274	$13,523	$3,732	$-	$37,776
Collectively evaluated for impairment	928,861	281,459	258,670	152,986	14,974	1,636,950
Purchased credit-impaired loans	891	105	3,688	-	-	4,684
Total gross loans	$945,999	$285,838	$275,881	$156,718	$14,974	$1,679,410

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and	and
(Dollars in thousands)	Term	Development	Industrial	Home Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$324	$-	$1,781	$55	$-	$2,160
Collectively evaluated for impairment	9,644	7,022	5,446	674	299	23,085
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,968	$7,022	$7,227	$729	$299	$25,245
Outstanding loan balances:
Individually evaluated for impairment	$9,689	$268	$9,581	$4,095	$-	$23,633
Collectively evaluated for impairment	880,510	323,954	282,469	151,506	16,621	1,655,060
Purchased credit-impaired loans	932	284	3,519	-	-	4,735
Total gross loans	$891,131	$324,506	$295,569	$155,601	$16,621	$1,683,428

Information on impaired loans, excluding PCI loans, is summarized as follows:

	September 30, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$16,246	$13,844	$2,403	$16,247	$376
Construction and land development	4,274	61	4,213	4,274	1,264
Total commercial real estate	20,520	13,905	6,616	20,521	1,640
Commercial and industrial	13,555	2,222	11,301	13,523	4,641
Consumer loans:
Residential and home equity	3,732	2,921	811	3,732	3
Consumer and other	-	-	-	-	-
Total consumer	3,732	2,921	811	3,732	3
Total	$37,807	$19,048	$18,728	$37,776	$6,284

	December 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,689	$3,823	$5,866	$9,689	$324
Construction and land development	997	268	-	268	-
Total commercial real estate	10,686	4,091	5,866	9,957	324
Commercial and industrial	10,113	5,494	4,087	9,581	1,781
Consumer loans:
Residential and home equity	4,095	3,046	1,049	4,095	55
Consumer and other	-	-	-	-	-
Total consumer	4,095	3,046	1,049	4,095	55
Total	$24,894	$12,631	$11,002	$23,633	$2,160

Note 3 — Loans and Allowance for Loan Losses – Continued

Interest income recognized on the average recorded investment of impaired loans, excluding PCI loans, was as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$16,707	$233	$10,127	$111
Construction and land development	5,174	103	1,043	16
Total commercial real estate	21,881	336	11,170	127
Commercial and industrial	14,319	253	10,049	140
Consumer loans:
Residential and home equity	3,837	55	2,728	33
Consumer and other	-	-	-	-
Total consumer	3,837	55	2,728	33
Total	$40,037	$644	$23,947	$300

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$13,585	$538	$8,366	$257
Construction and land development	3,431	191	1,716	90
Total commercial real estate	17,016	729	10,082	347
Commercial and industrial	11,990	578	7,198	268
Consumer loans:
Residential and home equity	3,371	146	2,175	76
Consumer and other	-	-	-	-
Total consumer	3,371	146	2,175	76
Total	$32,377	$1,453	$19,455	$691

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $7.5 million at September 30, 2019 and $7.7 million at December 31, 2018. The carrying balance of PCI loans was $4.7 million at September 30, 2019 and $4.7 million at December 31, 2018.

The following table presents the changes in the accretable yield for purchased loans for the nine months ended September 30, 2019, and 2018:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$5,884	$8,536
Accretion to interest income	(1,418)	(2,165)
Reclassification from non-accretable difference	96	189
Balance, end of period	$4,562	$6,560

Note 3 — Loans and Allowance for Loan Losses – Continued

As of September 30, 2019 and December 31, 2018, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million and $2.9 million, respectively.

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $3.3 million and $5.6 million as of September 30, 2019, and December 31, 2018, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $274,000 and $951,000 as of September 30, 2019, and December 31, 2018, respectively.  Deposits from affiliates were $2.9 million and $8.8 million as of September 30, 2019 and December 31, 2018, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit, including unsecured commitments of $15,893 and $16,304 as of September 30, 2019 and December 31, 2018, respectively	$585,871	$577,612
Stand-by letters of credit and bond commitments, including unsecured commitments of $576 and $730 as of September 30, 2019 and December 31, 2018, respectively	23,975	22,979
Unused credit card lines, all unsecured	25,353	24,885

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

Loans held for sale: The carrying value of these items is a reasonable estimate of their fair value.

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

Note 5 — Fair Value - Continued

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$340,396	$340,396	$48,547	$48,547
Investment securities available for sale	2	309,031	309,031	280,964	280,964
Investment securities available for sale	3	10,826	10,826	-	-
Investment securities held to maturity	2	-	-	50,905	50,364
Investment securities held to maturity	3	-	-	14,557	14,402
Non-marketable securities	2	2,623	2,623	2,551	2,551
Loans held for sale	2	19,554	19,554	10,267	10,267
Loans held for investment	3	1,644,676	1,636,124	1,653,657	1,637,617

Financial Liabilities:
Total deposits	2	$2,101,712	$1,889,887	$1,877,055	$1,675,992

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$309,031	$10,826	$319,857
Fair valued on a non-recurring basis:
Impaired loans	-	-	17,604	17,604

As of December 31, 2018
Fair valued on a recurring basis:
Investment securities available for sale	$-	$280,964	$-	$280,964
Fair valued on a non-recurring basis:
Impaired loans	-	-	7,304	7,304

Note 6 — Income Taxes

Income tax expense was $3.4 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate for the third quarter of 2019 was 23.2% compared with 23.9% in the third quarter of 2018. The tax rate in the third quarter of 2019 is lower than the same quarter in 2018 due primarily to the timing of tax benefits related to tax-deductible stock compensation expense.

Income tax expense was $10.1 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate for the nine months ended September 30, 2019 was 23.7% compared with 23.4% in the same period a year ago. The tax rate in the nine months ended September 30, 2019 is higher than the same period a year ago due primarily to the timing of tax benefits related to tax-deductible stock compensation expense.

Note 7 — Regulatory Capital Matters

The consolidated Tier 1 Leverage ratio increased to 12.64% as of September 30, 2019 from 12.27% at December 31, 2018. Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits, which, as of September 30, 2019 and December 31, 2018, were $10.7 million and $2.2 million, respectively. The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

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

During the nine months ended September 30, 2019, the Company granted 39,401 restricted stock units (“RSU”) at a weighted-average fair value of $29.97 per unit.  Additionally, the Company granted options for the purchase of 545 common shares, which have a weighted average exercise price of $27.53 and a weighted average fair value as of the date of grant of $3.61 per share.  The options and RSU’s generally vest over periods from one to three years. The Company recorded share-based compensation expense of $796,000 and $683,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this prospectus:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses or the adoption of ASU 2016-13;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	risks associated with the integration of current and future acquisitions.
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security.
•	technological changes;
•	regulatory or judicial proceedings; and
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

Overview

People’s Utah Bancorp (“PUB”) is the holding company for People’s Intermountain Bank.  People’s Intermountain Bank (“Bank” or “PIB”) is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. People’s Intermountain Bank has 26 branch locations in three banking divisions, Bank of American Fork, Lewiston State Bank, and People’s Town & Country Bank; and a mortgage division, People’s Intermountain Bank Mortgage. We provide banking services to small to medium sized businesses and to individuals in our primary markets including Utah, Salt Lake, Davis, Cache, and Washington Counties. Our business customers are involved in a variety of industries, including residential and commercial construction and development, manufacturing, distribution and other services. We also provide a broad range of banking services and products to individuals, including residential mortgage lending, personal checking and savings accounts and other consumer banking products, including electronic banking.  The Bank has been serving communities in Utah and southern Idaho for more than 100 years.

Our loan growth is the result of mergers and acquisitions as well as organic growth that we believe was generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised from our existing branch system as well as through acquisitions.

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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands, except share data)	2019	2019	2018	2018
Selected Balance Sheet Information:
Book value per share	$17.12	$16.62	$15.49	$14.94
Tangible book value per share	$15.59	$15.09	$13.94	$13.38
Non-performing loans to total loans	0.26%	0.31%	0.27%	0.34%
Non-performing assets to total assets	0.17%	0.22%	0.21%	0.40%
Allowance for loan losses to loans held for investment	1.82%	1.68%	1.50%	1.36%
Loans to Deposits	79.18%	83.91%	88.65%	91.01%

Asset Quality Data:
Non-performing loans	$4,255	$5,104	$4,499	$5,830
Non-performing assets	$4,255	$5,104	$4,499	$8,815

Capital Ratios:
Tier 1 leverage capital	12.64%	12.78%	12.27%	11.90%
Total risk-based capital	17.88%	17.24%	16.36%	15.46%
Average equity to average assets	13.66%	13.69%	13.04%	12.76%
Tangible common equity to tangible assets (1)	12.17%	12.44%	12.11%	11.47%

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Selected Financial Information:
Basic earnings per share	$0.59	$0.58	$0.56	$1.73	$1.60
Diluted earnings per share	$0.59	$0.58	$0.55	$1.72	$1.58
Net interest margin (2)	5.03%	5.24%	5.25%	5.18%	5.24%
Efficiency ratio	49.20%	46.93%	49.33%	48.49%	51.43%
Non-interest income to average assets	0.76%	0.64%	0.69%	0.67%	0.71%
Non-interest expense to average assets	2.72%	2.63%	2.78%	2.70%	2.91%
Return on average assets	1.88%	1.96%	1.91%	1.93%	1.85%
Return on average equity	13.79%	14.33%	14.97%	14.16%	14.85%
Net charge-offs / (recoveries)	$(332)	$34	$924	$574	$444
Annualized net charge-offs / (recoveries) to average loans	-0.08%	0.01%	0.21%	0.05%	0.03%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.    Intangible assets were $28.8 million, $28.9 million, $29.1 million and $29.2 million at September 30, 2019, June 30, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Average Balance and Yields. The following tables summarize average balances with corresponding interest income and interest expense, as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances. Average non-accrual loans are derived from quarterly balances and are included as non-interest earning assets for purposes of these tables.

	Three Months Ended
	September 30, 2019			September 30, 2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning deposits in other banks and federal funds sold	$216,450	$1,161	2.13%	$12,426	$57	1.84%
Securities: (1)
Taxable securities	259,870	1,459	2.23%	243,754	1,180	1.92%
Non-taxable securities (2)	61,692	295	1.90%	74,857	348	1.84%
Total securities	321,562	1,754	2.16%	318,611	1,528	1.90%
Loans (3)
Real estate term	909,671	13,881	6.05%	899,715	13,043	5.75%
Construction and land development	299,907	6,020	7.96%	376,142	7,329	7.73%
Commercial and industrial	281,845	4,791	6.74%	315,534	5,268	6.62%
Residential and home equity	174,104	2,513	5.73%	107,436	1,508	5.57%
Consumer and other	17,715	339	7.61%	19,876	272	5.42%
Total loans	1,683,242	27,544	6.49%	1,718,703	27,420	6.33%

Non-marketable equity securities	2,623	22	3.32%	4,521	94	8.25%
Total interest earning assets	2,223,877	30,481	5.44%	2,054,261	29,099	5.62%
Allowance for loan losses	(28,283)			(22,469)
Non-interest earning assets	149,270			146,665
Total average assets	$2,344,864			$2,178,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$805,587	$882	0.43%	$746,957	$699	0.37%
Money market accounts	309,311	759	0.97%	237,450	445	0.74%
Certificates of deposit less than or equal to $250,000	138,757	459	1.31%	146,944	356	0.96%
Certificates of deposit greater than $250,000	39,094	190	1.93%	35,161	137	1.55%
Total interest bearing deposits	1,292,749	2,290	0.70%	1,166,512	1,637	0.56%
Short-term borrowings	-	-	0.00%	49,427	280	2.25%
Total interest-bearing liabilities	1,292,749	2,290	0.70%	1,215,939	1,917	0.63%
Non-interest bearing deposits	713,750			667,896
Total funding	2,006,499	2,290	0.45%	1,883,835	1,917	0.40%
Other non-interest bearing liabilities	18,086			16,735
Shareholders’ equity	320,279			277,887
Total average liabilities and shareholders’ equity	$2,344,864			$2,178,457
Net interest income		$28,191			$27,182
Interest rate spread			4.73%			4.99%
Net interest margin			5.03%			5.25%

(1)	Excludes average unrealized gains (losses) of $1.2 million and $(6.6) million for the three months ended September 30, 2019 and 2018, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $98,000 and $116,000 for the three months ended September 30, 2019 and 2018, respectively.
(3)	Loan interest income includes loan fees of $1.8 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30, 2019			September 30, 2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning deposits in other banks and federal funds sold	$115,594	$1,891	2.19%	$13,802	$166	1.61%
Securities: (1)
Taxable securities	271,193	4,635	2.29%	245,957	3,587	1.95%
Non-taxable securities (2)	65,851	929	1.89%	79,080	1,098	1.86%
Total securities	337,044	5,564	2.21%	325,037	4,685	1.93%
Loans (3)
Real estate term	900,408	40,375	6.00%	886,275	38,066	5.74%
Construction and land development	309,651	18,555	8.01%	370,602	21,507	7.76%
Commercial and industrial	291,008	15,124	6.95%	315,736	15,640	6.62%
Residential and home equity	163,966	7,200	5.87%	106,523	4,224	5.30%
Consumer and other	16,848	898	7.13%	19,225	839	5.83%
Total loans	1,681,881	82,152	6.53%	1,698,361	80,276	6.32%

Non-marketable equity securities	2,730	76	3.71%	6,095	167	3.67%
Total interest earning assets	2,137,249	89,683	5.61%	2,043,295	85,294	5.58%
Allowance for loan losses	(26,708)			(20,766)
Non-interest earning assets	149,197			144,195
Total average assets	$2,259,738			$2,166,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$806,552	$2,910	0.48%	$732,912	$1,642	0.30%
Money market accounts	278,057	2,040	0.98%	223,193	778	0.47%
Certificates of deposit less than or equal to $250,000	141,205	1,308	1.24%	153,312	1,029	0.90%
Certificates of deposit greater than $250,000	38,459	544	1.89%	35,821	391	1.46%
Total interest bearing deposits	1,264,273	6,802	0.72%	1,145,238	3,840	0.45%
Short-term borrowings	3,235	63	2.63%	92,570	1,350	1.95%
Total interest-bearing liabilities	1,267,508	6,865	0.72%	1,237,808	5,190	0.56%
Non-interest bearing deposits	667,268			646,419
Total funding	1,934,776	6,865	0.47%	1,884,227	5,190	0.37%
Other non-interest bearing liabilities	16,818			12,883
Shareholders’ equity	308,144			269,614
Total average liabilities and shareholders’ equity	$2,259,738			$2,166,724
Net interest income		$82,818			$80,104
Interest rate spread			4.89%			5.02%
Net interest margin			5.18%			5.24%

(1)	Excludes average unrealized losses of $2.2 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $310,000 and $366,000 for the nine months ended September 30, 2019 and 2018, respectively.
(3)	Loan interest income includes loan fees of $4.9 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$1,093	$11	$1,104	$1,645	$80	$1,725
Taxable securities	82	197	279	391	657	1,048
Non-taxable securities	(63)	10	(53)	(186)	17	(169)
Total securities	19	207	226	205	674	879
Loans
Real estate term	146	692	838	614	1,695	2,309
Construction and land development	(1,524)	215	(1,309)	(3,633)	681	(2,952)
Commercial and industrial	(571)	94	(477)	(1,262)	746	(516)
Residential and home equity	961	44	1,005	2,482	494	2,976
Consumer and other	(33)	100	67	(112)	171	59
Total Loans	(1,021)	1,145	124	(1,911)	3,787	1,876

Non-marketable equity securities	(30)	(42)	(72)	(93)	2	(91)
Total interest income	61	1,321	1,382	(154)	4,543	4,389
Interest expense:
Demand and savings accounts	58	125	183	179	1,089	1,268
Money market accounts	155	159	314	230	1,032	1,262
Certificates of deposit less than or equal to $250,000	(21)	124	103	(86)	365	279
Certificates of deposit greater than $250,000	17	36	53	30	123	153
Short-term borrowings	(140)	(140)	(280)	(1,636)	349	(1,287)
Total interest expense	69	304	373	(1,283)	2,958	1,675
Net interest income	$(8)	$1,017	$1,009	$1,129	$1,585	$2,714

For the third quarter of 2019, net interest income grew 3.7%, or $1.0 million, to $28.2 million compared with $27.2 million for the same period a year earlier.  The increase is primarily the result of average interest earning assets growing 8.3%, or $170 million, while yields on interest earning assets declined 18 basis points to 5.44% for the same period a year ago. Lower yields on interest earning assets were primarily the result of $207 million, or 62.5%, increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $172 million, or 9.4%, for the same respective period.  Yield on total loans increased 16 basis points to 6.49% for the third quarter of 2019 compared with the same period a year ago, while average loans declined $35.5 million, or 2.1%, for the same comparable period.  The percentage of loans to total interest earning assets decreased to 75.7% for the third quarter of 2019 compared with 83.7% for the third quarter of 2018.

For the third quarter of 2019, total cost of interest-bearing liabilities increased 7 basis points to 0.70% compared with the same period a year ago and is the result of the cost of interest bearing deposits increasing 14 basis points to 0.70% for the same comparable period.  The Company had no short-term borrowing for the third quarter of 2019, compared with $49.4 million of average short-term borrowings in the third quarter of 2018.

Acquisition accounting adjustments, including the accretion of loan discounts and amortization of core deposit intangibles, added 10 basis points to the net interest margin for the third quarter of 2019.

Net interest income increased $2.7 million to $82.8 million for the nine months ended September 30, 2019, compared with $80.1 million for the same period of 2018.  The increase is primarily the result of average interest earning assets growing 4.6%, or $94.0 million, and yields on interest earning assets increasing 3 basis points to 5.61% for the same comparable periods. Higher yields on interest earning assets were primarily the result of yields on loans increasing 21 basis points to 6.53% for the same comparable periods, offset by the percentage of average loans to average total interest earning assets declining to 78.7% for the third quarter of 2019, compared with 83.1% for the third quarter of 2018.

For the nine months ended September 30, 2019, total cost of interest bearing liabilities increased 16 basis points to 0.72%, compared with the same period a year ago, and is the result of the cost of interest bearing deposits increasing 27 basis points to 0.72% for the same comparable periods.  Short-term borrowing declined $89.3 million, or 96.5%, to $3.2 million with the borrowing rate increasing 68 basis points to 2.63% for the nine months ended September 30, 2019, compared with the same period a year earlier. The Company expects a slight decrease in the cost of interest-bearing deposits resulting from rate reductions by the Federal Reserve.

Acquisition accounting adjustments, including the accretion of loan discounts and amortization of core deposit intangibles, added 9 basis points to the net interest margin for the nine months ended September 30, 2019.

Financial Overview for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$30,481	$29,099	$1,382	4.7%
Interest expense	2,290	1,917	(373)	-19.5%
Net interest income	28,191	27,182	1,009	3.7%
Provision for loan losses	2,100	1,925	(175)	-9.1%
Net interest income after provision for loan losses	26,091	25,257	834	3.3%
Non-interest income	4,467	3,794	673	17.7%
Non-interest expense	16,068	15,280	(788)	-5.2%
Income before income tax expense	14,490	13,771	719	5.2%
Income tax expense	3,355	3,288	(67)	-2.0%
Net income	$11,135	$10,483	$652	6.2%

Net Income. Net income increased $0.7 million to $11.1 million for the three months ended September 30, 2019, compared with $10.5 million for the three months ended September 30, 2018. This was primarily attributable to an increase in net interest income of $1.0 million, and an increase in non-interest income of $0.7 million, offset by an increase in non-interest expense of $0.8 million, and an increase in provision for loan losses of $0.2 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended September 30, 2019, compared with the same quarter in 2018 was primarily the result of average interest earning assets growing 8.3%, or $170 million, and yields on interest earning assets decreasing 18 basis points to 5.44% for the same comparable periods.  Interest expense in the three months ended September 30, 2019 increased from the same period in 2018 due to an increase in average interest bearing deposits, combined with an increase in the cost of deposits of 14 basis points.

The yield on our average interest earning assets was 5.44% for the three months ended September 30, 2019, compared with 5.62% for the same period of 2018.  The cost of total funding increased in the three months ended September 30, 2019 to 0.45% from 0.40% in the comparable quarter in 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

For the three months ended September 30, 2019, provision for loan losses was $2.1 million compared with $1.9 million for the same period a year earlier. The increase in provision for loan losses in the three months ended September 30, 2019 is due primarily to $1.0 million in specific reserves, with the remainder the result of increased general reserves. For the three months ended September 30, 2019, the Company incurred net recoveries of $0.3 million, compared with net charge-offs of $0.9 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$2,116	$1,668	$448	26.9%
Card processing	976	826	150	18.2%
Service charges on deposit accounts	744	737	7	0.9%
Net gain on sale of investment securities	-	-	-	0.0%
Other	631	563	68	12.1%
Total non-interest income	$4,467	$3,794	$673	17.7%

For the three months ended September 30, 2019, noninterest income was $4.5 million compared with $3.8 million the same period a year ago. The increase was primarily the result of mortgage banking income increasing $0.4 million from higher loan sales in the third quarter of 2019 compared with the same period a year ago, due to a significant increase in refinance volumes as overall interest rates declined, and $0.2 million increase in card processing income.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$10,410	$9,885	$(525)	-5.3%
Occupancy, equipment and depreciation	1,439	1,476	37	2.5%
Data processing	879	890	11	1.2%
Marketing and advertising	805	342	(463)	-135.4%
FDIC premiums	6	239	233	97.5%
Acquisition-related costs	-	(118)	(118)	-100.0%
Other	2,529	2,566	37	1.4%
Total non-interest expense	$16,068	$15,280	$(788)	-5.2%

For the three months ended September 30, 2019, noninterest expense was $16.1 million compared with $15.3 million for the same period a year earlier and is primarily the result of $0.5 million increase in salaries and employee benefits, $0.5 million in higher marketing and advertising expenses associated with the rebranding of the Company.  The Company expects higher marketing and advertising expense related to the rollout of a new branding strategy both in the fourth quarter of 2019 and into 2020.  Higher salaries and employee benefits, and marketing and advertising were offset by lower FDIC premiums as the Company applied its small bank FDIC assessment credits to its overall premium assessment. For the three months ended September 30, 2019, the Company’s efficiency ratio was 49.20% compared with 49.33% for the same period a year ago.

Income Tax Expense. For the three months ended September 30, 2019, income tax expense was $3.4 million compared with $3.3 million for the same period a year earlier. For the three months ended September 30, 2019, the effective tax rate was 23.2% compared with 23.9% for the same period a year ago. The tax rate in the third quarter of 2019 is lower than the same quarter in 2018 due primarily to greater tax benefits related to tax-deductible stock compensation expense in 2019.

Financial Overview for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$89,683	$85,294	$4,389	5.1%
Interest expense	6,865	5,190	(1,675)	-32.3%
Net interest income	82,818	80,104	2,714	3.4%
Provision for loan losses	5,800	5,450	(350)	-6.4%
Net interest income after provision for loan losses	77,018	74,654	2,364	3.2%
Non-interest income	11,402	11,578	(176)	-1.5%
Non-interest expense	45,683	47,151	1,468	3.1%
Income before income tax expense	42,737	39,081	3,656	9.4%
Income tax expense	10,108	9,127	(981)	-10.7%
Net income	$32,629	$29,954	$2,675	8.9%

Net Income. Net income increased $2.7 million to $32.6 million for the nine months ended September 30, 2019, compared with $30.0 million for the nine months ended September 30, 2018. This was primarily attributable to an increase in net interest income of $2.7 million, and a decrease in non-interest expense of $1.5 million, offset by an increase in income tax expense of $1.0 million, a decrease in non-interest income of $0.2 million, and an increase in provision for loan losses of $0.4 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the nine months ended September 30, 2019, compared with the same quarter in 2018 was primarily the result of average interest earning assets growing 4.6%, or $94.0 million, and yields on interest earning assets increasing 3 basis points to 5.61% for the same comparable periods.  Interest expense in the nine months ended September 30, 2019 increased from the same period in 2018 due to an increase in average interest bearing deposits, combined with an increase in the cost of deposits of 27 basis points.

The yield on our average interest earning assets was 5.61% for the nine months ended September 30, 2019 compared with 5.58% for the same period of 2018.  The cost of total funding increased in the nine months ended September 30, 2019 to 0.47% from 0.37% in the comparable period in 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.

For the nine months ended September 30, 2019, provision for loan losses was $5.8 million compared with $5.5 million for the same period a year earlier. The increase in provision for loan losses in the nine months ended September 30, 2019 is due primarily to $4.6 million increase in specific reserves, with the remainder the result of increased general reserves. For the nine months ended September 30, 2019, the Company incurred net charge-offs of $0.6 million, compared with $0.4 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$5,154	$4,811	$343	7.1%
Card processing	2,405	2,347	58	2.5%
Service charges on deposit accounts	2,106	2,114	(8)	-0.4%
Net gain on sale of investment securities	-	336	(336)	-100.0%
Other	1,737	1,970	(233)	-11.8%
Total non-interest income	$11,402	$11,578	$(176)	-1.5%

For the nine months ended September 30, 2019, non-interest income was $11.4 million compared with $11.6 million the same period a year ago. The decrease was primarily due to a one-time gain on sale of securities of $0.3 million in the nine months ended September 30, 2018, a decrease of $0.2 million in other non-interest income, offset by an increase in mortgage banking income of $0.3 million and an increase in card processing income of $0.1 million.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$29,822	$30,504	$682	2.2%
Occupancy, equipment and depreciation	4,453	4,430	(23)	-0.5%
Data processing	2,861	2,823	(38)	-1.3%
Marketing and advertising	1,147	1,109	(38)	-3.4%
FDIC premiums	244	867	623	71.9%
Acquisition-related costs	-	232	232	100.0%
Other	7,156	7,186	30	0.4%
Total non-interest expense	$45,683	$47,151	$1,468	3.1%

For the nine months ended September 30, 2019, noninterest expense was $45.7 million compared with $47.2 million for the same period a year earlier.  The decrease is primarily the result of $0.7 million in lower salaries and employee benefits, $0.6 million in lower FDIC premiums, and $0.2 million in acquisition-related costs attributed to 2018. For the nine months ended September 30, 2019, the Company’s efficiency ratio was 48.49% compared with 51.43% for the same period a year ago.

Income Tax Expense. For the nine months ended September 30, 2019, income tax expense was $10.1 million compared with $9.1 million for the same period a year earlier. For the nine months ended September 30, 2019, the effective tax rate was 23.7% compared with 23.4% for the same period a year ago. The tax rate for the nine months ended September 30, 2019 is higher than the same period in 2018 due primarily to the timing of tax benefits related to tax-deductible stock compensation expense.

Financial Condition

Total assets were $2.44 billion at September 30, 2019, an 11.9% increase compared with December 31, 2018. Total loans held for investment were $1.68 billion at September 30, 2019, a slight decrease of 0.2% from December 31, 2018. Total deposits were $2.10 billion at September 30, 2019, an increase of 12.0% compared with December 31, 2018.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Loans held for sale	$19,554	$10,267

Loans held for investment:
Commercial real estate loans:
Real estate term	$945,999	$891,131
Construction and land development	285,838	324,506
Total commercial real estate loans	1,231,837	1,215,637
Commercial and industrial loans	275,881	295,569
Consumer loans:
Residential and home equity	156,718	155,601
Consumer and other	14,974	16,621
Total consumer loans	171,692	172,222
Total gross loans	1,679,410	1,683,428
Net deferred loan fees	(4,263)	(4,526)
Total loans held for investment	1,675,147	1,678,902
Allowance for loan losses	(30,471)	(25,245)
Total loans held for investment, net	$1,644,676	$1,653,657

	September 30,	December 31,
(Percentage of total gross loans)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	56.3%	52.9%
Construction and land development	17.0%	19.3%
Total commercial real estate loans	73.3%	72.2%
Commercial and industrial loans	16.5%	17.6%
Consumer loans:
Residential and home equity	9.3%	9.2%
Consumer and other	0.9%	1.0%
Total consumer loans	10.2%	10.2%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at September 30, 2019 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$73,306		$213,235	$659,458	$945,999	$93,838	$778,855
Construction and land development	225,638		41,355	18,845	285,838	14,890	45,310
Total commercial real estate loans	298,944		254,590	678,303	1,231,837	108,728	824,165
Commercial and industrial loans	117,311		124,509	34,061	275,881	85,652	72,918
Consumer loans:
Residential and home equity	10,898		32,309	113,511	156,718	13,108	132,712
Consumer and other	6,642		6,089	2,243	14,974	7,958	374
Total consumer loans	17,540		38,398	115,754	171,692	21,066	133,086
Total gross loans held for investment	$433,795	(1)	$417,497	$828,118	$1,679,410	$215,446	$1,030,169	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.5 billion or 87.2% of total gross loans held for investment at September 30, 2019.

Concentrations. As of September 30, 2019, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 82.6% of total loans held for investment, of which 56.3% are real estate term loans, 17.0% are construction and land development loans, and 9.3% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  Our concentration in commercial and industrial loans has decreased to 16.5% at September 30, 2019 from 17.6% at December 31, 2018.

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

The following non-performing assets table, excluding PCI loans, summarizes the loans for which the accrual of interest has been discontinued, loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled-debt restructured
Real estate term	$174	$309
Construction and land development	-	-
Commercial and industrial	851	347
Residential and home equity	47	-
Consumer and other	1	-
Total non-accrual, not troubled-debt restructured loans	1,073	656
Troubled-debt restructured loans non-accrual
Real estate term	1,328	1,449
Construction and land development	-	-
Commercial and industrial	104	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	1,432	1,599
Total non-accrual loans (1)	2,505	2,255
Accruing loans past due 90 days or more	7	17
Total non-performing loans (NPL)	2,512	2,272

OREO	-	-
Total non-performing assets (NPA) (2)	$2,512	$2,272
Accruing troubled debt restructured loans	$25,452	$5,912
Non-accrual troubled debt restructured loans	1,432	1,599
Total troubled debt restructured loans	$26,884	$7,511
(1)

We estimate that approximately $134,000 and $256,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of September 30, 2019 and December 31, 2018 have not been reduced by U.S. government guarantees of $525,000 and $406,000, respectively.

As of September 30, 2019 and December 31, 2018, there are $1.7 million and $2.2 million, respectively, in PCI loans that are not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans are $4.3 million and $4.5 million at September 30, 2019, and December 31, 2018, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDRs were $26.9 million and $7.5 million at September 30, 2019 and December 31, 2018, respectively. Our TDRs are considered impaired loans of which $1.4 million and $1.6 million were designated as non-accrual at September 30, 2019, and December 31, 2018, respectively.

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

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$-	$994
Additions	-	2,985
Write-downs	-	-
Sales	-	(994)
Balance, end of period	$-	$2,985

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

The ALLL consists of specific and general components. The specific component relates to loans determined to be impaired that are individually evaluated for impairment. For impaired loans individually evaluated, an allowance is established when the discounted cash flows, or the fair value of the collateral, if the loans are collateral-dependent, of the impaired loans are lower than the carrying value of the loan. The general component covers all loans not individually evaluated for impairment and is based on historical loss experience adjusted for qualitative factors. Various qualitative factors are considered, including changes to underwriting policies, loan concentrations, volume and mix of loans, size and complexity of individual credits, locations of credits and new market areas, changes in local and national economic conditions, and trends in past due, non-accrual and classified loan balances.

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Beginning balance	$28,039	$22,308	$25,245	$18,303
Loans charged off:
Real estate term	-	(294)	-	(294)
Construction and land development	-	-	(5)	-
Commercial and industrial	(350)	(945)	(1,933)	(1,235)
Residential and home equity	-	-	(19)	-
Consumer and other	(89)	(105)	(263)	(277)
Total charge-offs	(439)	(1,344)	(2,220)	(1,806)
Recoveries:
Real estate term	-	46	24	58
Construction and land development	253	6	604	77
Commercial and industrial	462	312	809	1,001
Residential and home equity	2	2	34	83
Consumer and other	54	54	175	143
Total recoveries	771	420	1,646	1,362
Net loan charge-offs/(recoveries)	332	(924)	(574)	(444)
Provision for loan losses	2,100	1,925	5,800	5,450
Ending balance	$30,471	$23,309	$30,471	$23,309
Loans held for investment	$1,675,147	$1,718,403	$1,675,147	$1,718,403
Average loans	1,683,242	1,718,703	1,681,881	1,698,361
Selected ratios:
Net loan charge-offs / (recoveries) to average loans	-0.08%	0.21%	0.05%	0.03%
Provision for loan losses to average loans	0.49%	0.44%	0.46%	0.43%
Allowance for loan losses to loans held for investment	1.82%	1.36%	1.82%	1.36%

The allowance for loan losses to loans held for investment was 1.82% at September 30, 2019, compared with 1.36% at September 30, 2018.  In accordance with acquisition accounting, loans acquired from the Utah branches of Banner Bank and from Town & Country Bank were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, a portion of which reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and as a result, no allowance for loan and lease losses is recorded for acquired loans at the acquisition date.  The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios.  Remaining credit discounts on acquired loans were $6.4 million at September 30, 2019.   The allowance for loan losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ALLL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ALLL in each category to total loans as of each of the following dates:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial real estate loans:
Real estate term	$12,165	$9,968
Construction and land development	7,189	7,022
Total commercial real estate loans	19,354	16,990
Commercial and industrial loans	10,277	7,227
Consumer loans:
Residential and home equity	705	729
Consumer and other	135	299
Total consumer loans	840	1,028
Total	$30,471	$25,245

Investments

Investment securities were $319.9 million at September 30, 2019 and $346.4 million at December 31, 2018. As of September 30, 2019, our portfolio of investment securities was comprised of available for sale securities.  During the nine months ended September 30, 2019, we transferred the held to maturity securities to available for sale. At September 30, 2019, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Available for sale securities: (Fair Value)
U.S. Government agencies	$33,185	$48,366
Municipal securities	65,416	10,268
Mortgage-backed securities	216,541	217,757
Corporate securities	4,715	4,573
Total	319,857	280,964
Held to maturity securities: (Amortized Cost)
Municipal securities	-	65,462
Total investment securities	$319,857	$346,426

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2019:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$13,000	1.29%	$19,957	2.22%	$-	0.00%	$-	0.00%	$32,957	1.85%
Municipal securities	19,270	1.96%	25,197	1.91%	18,290	2.09%	2,148	2.62%	64,905	2.00%
Mortgage-backed securities	-	0.00%	17,927	1.51%	36,032	1.99%	161,447	2.57%	215,406	2.38%
Other securities	-	0.00%	2,000	3.27%	3,000	1.76%	-	0.00%	5,000	2.36%
Total	32,270	1.69%	65,081	1.94%	57,322	2.01%	163,595	2.57%	318,268	2.25%
Held to maturity securities:
Municipal securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total investment securities	$32,270	1.69%	$65,081	1.94%	$57,322	2.01%	$163,595	2.57%	$318,268	2.25%

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

Deposits

Total deposits were $2.10 billion at September 30, 2019 and $1.88 billion at December 31, 2018. The increase in total deposits is attributed primarily to organic growth as well as through acquisitions.  Non-interest bearing demand deposits were $777.0 million, or 37.0% of total deposits at September 30, 2019 compared with $642.6 million, or 34.2% of total deposits at December 31, 2018. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$667,268	0.00%	$646,419	0.00%
Interest bearing deposits:
Interest bearing demand and savings	806,552	0.48%	732,912	0.30%
Money market	278,057	0.98%	223,193	0.47%
Certificates of deposit less than or equal to $250,000	141,205	1.24%	153,312	0.90%
Certificates of deposit greater than $250,000	38,459	1.89%	35,821	1.46%
Total interest bearing deposits	1,264,273	0.72%	1,145,238	0.45%
Total	$1,931,541	0.47%	$1,791,657	0.29%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

September 30,
(Dollars in thousands)	2019
Due in three months or less	$8,425
Due in over three months through six months	4,118
Due in over six months through twelve months	6,680
Due in over twelve months	19,708
Total	$38,931

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $322.7 million at September 30, 2019, an increase of $32.6 million or 11.2% since December 31, 2018. The increase in shareholders’ equity for the nine months ended September 30, 2019 was primarily due to an increase of $1.4 million in additional paid in capital from exercises of stock options, share-based compensation, and net income of $32.6 million for the period less dividends paid of $6.8 million.

Dividends of $0.36 per share were declared during the nine months ended September 30, 2019 representing 20.8% of the net income for the same period. We announced a quarterly dividend of $0.13 per share on October 23, 2019, payable on November 12, 2019 for shareholders’ of record on November 4, 2019.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.
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

The following table sets forth our capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	PUB
	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	2019	2018	2018
Common equity tier 1 capital	6.50%	16.63%	15.11%	14.21%
Tier 1 risk-based capital	8.00%	16.63%	15.11%	14.21%
Total risk-based capital	10.00%	17.88%	16.36%	15.46%
Tier 1 leverage capital ratio	5.00%	12.64%	12.27%	11.90%

PUB and PIB met the requirements to be defined as a “well-capitalized” institution at September 30, 2019, December 31, 2018 and September 30, 2018 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of September 30, 2019:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$585,871	$401,131	$75,758	$19,122	$89,860
Standby letters of credit	23,975	23,975	-	-	-
Credit cards	25,353	25,353	-	-	-
Total	$635,199	$450,459	$75,758	$19,122	$89,860

Contractual Obligations

The following table sets forth our significant contractual obligations as of September 30, 2019:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$176,657	$97,988	$41,779	$35,785	$1,105
Deposits without stated maturity	1,925,055	1,925,055	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$2,101,712	$2,023,043	$41,779	$35,785	$1,105

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting, on a monthly basis, the amount of funds that will be required, and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $666.7 million at September 30, 2019, which is secured by various real estate loans pledged as collateral totaling $715.4 million and investment securities of $192.1 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $23.7 million, which is secured by $23.8 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2019, we had approximately $446.5 million in net liquid assets comprised of $340.4 million in cash and cash equivalents, including interest bearing deposits of $195.1 million and federal funds sold of $100.1 million, $319.9 million in available for sale investment securities and $19.6 million in loans held for sale, less $233.3 million of available for sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At September 30, 2019, we had outstanding loan commitments of $585.9 million, credit card commitments of $25.4 million and outstanding letters of credit of $24.0 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $218.5 million, principally from an increase in deposit balances, offset by dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)