Form 10-K
period 2019-12-31
People's Utah Bancorp
filed 2020-03-13
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____TO_____

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ⌧

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $484,493,507.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2020 was 18,907,153.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 27, 2020, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Organizational Structure

People’s Utah Bancorp (“PUB” or the “Company”) is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank”), formerly known as People’s Intermountain Bank, which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.  The Company plans to seek the required shareholder approval to change the name of People’s Utah Bancorp to Altabancorp TM as part of the 2020 Annual Meeting, as well as requisite regulatory approvals.  In addition, the Company has reserved with NASDAQ the ticker symbol, “ALTA” and intend to change the ticker symbol in conjunction with an approved name change of the holding company around June 30, 2020.  The Company is in the process of seeking federal trademark approval for the operating bank and holding company name and accompanying logos.

AltabankTM is the largest community bank in Utah.  AltabankTM, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 26 branch locations from Preston, Idaho to St. George, Utah. Our clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.

Market Area

Most of the major business and economic activity in Utah is located in the counties where AltabankTM branches are located.  Over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake and Utah Counties. The next largest population centers in the state are in Washington and Cache Counties. These six counties make up approximately 85% of Utah’s population.  AltabankTM has benefited from strong economic performance in the State of Utah. The following table highlights some of the economic metrics for Utah:

•	According to the 2019 Economic Report to the Governor (Utah), Utah is ranked first in the nation for economic diversity;
•	In the 2019 Economic Report to the Governor (Utah), Utah had 6% personal income growth versus 3.7% nationally;
•	Utah’s GDP growth was 6.5% versus 5.4% nationally, according to the 2019 Economic Report to the Governor (Utah);
•	According to a U.S. Census Bureau report in December 2019, Utah’s unemployment rate was 2.4% versus 3.5% nationally;
•	Utah had 3.0% job growth during 2019 versus 1.5% nationally according to the U.S. Bureau of Labor Statistics, December 2019;
•	According to the U.S. Bureau of Labor Statistics Data in January 2020, Utah was number one in the nation for construction growth;
•	Utah ranked number four “Best State” according to U.S. News and World Report, 2019 Best States Ranking, January 2020; and
•	In Forbes Best States for Business, 2019, CNBC America’s Top States for Business and U.S. News and World Report, January 2020, Utah ranked in the top 5 states for business.

We have successfully grown organically and through strategic acquisition opportunities.  In 2017, we completed the acquisition of $257 million in loans and seven Utah branch locations with $160 million in low-cost core deposits from Banner Corporation’s subsidiary, Banner Bank.  The seven Utah Banner branches were located in Salt Lake City, Provo, South Jordan, Woods Cross, Orem, Salem, and Springville.  The Woods Cross and Orem branches were consolidated into our existing AltabankTM Bountiful and Orem branches, respectively.

In 2017, we also completed the acquisition of Town & Country Bank, located in St. George, Utah. This included the acquisition of $117 million in loans and the assumption of $124 million in deposits.  We consolidated the AltabankTM and Town & Country branches into one branch.

Competition

The banking and financial services business in our market areas is highly competitive. We compete for loans, deposits and clients with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization than we are; have greater access to capital markets than we do; and offer a broader range of financial services than we can offer.

The competition for deposit and loan products is strong and directly affects the pricing of those products and the terms we offer to our clients. Price competition for deposits may adversely affect our ability to generate low-cost core deposits in our primary markets sufficient to fund our asset growth. As a result, we may seek alternative funding through other borrowings.  We may also need to price our deposit products more aggressively, which would result in an increase in our costs of funding and reduce our net interest margins. Both our deposit base and overall market share have increased over the past several years.  However, larger financial institutions have also grown their respective deposit market shares in our markets. We believe aggressive marketing and advertising, branch expansion, expanded delivery channels, and rates that are more attractive have allowed larger banks to continue to increase their overall market share. Technological innovation has also contributed to greater competition in the overall financial services sector.

The market shares of AltabankTM and its largest competitors in Utah, ranked by deposit market share at June 30, 2019, as reported by S&P Global Market Intelligence are as follows:

	Number	Deposit
Largest	of	Market
Competitor	Branches	Share
Zions Bank	99	27.40%
JPMorgan Chase Bank	48	21.70%
Wells Fargo Bank	94	20.30%
Key Bank	32	7.10%
U.S Bank	63	4.30%
AltabankTM	25	3.20%
Cache Valley Bank	15	1.90%
Bank of Utah	18	1.80%

Our Business Activities

We believe that in order to be competitive with larger financial institutions it is imperative that we provide superior client service.  Key elements to our superior client service includes: i) seasoned relationship managers who understand our clients’ financial needs; ii) direct access to decision makers; iii) the products and services our clients need; iv) unparalleled responsiveness to our clients; and v) technology solutions that make it easier for our clients to transact with us.

We provide banking services to primarily small-to-medium sized businesses, and individuals in our primary markets including Utah, Salt Lake, Davis, Cache, Box Elder, and Washington Counties. Our business clients are involved in a variety of industries including residential and commercial acquisition development and construction; manufacturing; distribution and other services. We also provide a broad range of banking services and products to individuals, including residential mortgage lending, personal checking and savings accounts and other consumer banking products, including electronic banking.

Lending

We offer a variety of lending products including acquisition, development and construction; commercial and industrial (“C&I”); multifamily residential; single-family residential; home equity lines; equipment finance; and other consumer loans.  We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. From time to time, we purchase and sell non-consumer loan participations to or from other banks. Loan participations purchased by us have been underwritten using our standard underwriting criteria.

Our clients are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•

Small-to-medium sized businesses in need of secured and unsecured lines of credit through Small Business Association (“SBA”) financing or conventional C&I term loans and lines of credit, equipment financing, owner occupied or investor-commercial real estate loans;

•	Individuals in need of residential construction loans, residential mortgages and consumer loan products; and
•	Professionals and professional firms, such as medical, architectural, engineering, and financial firms in need of operating facilities.

Real Estate

We focus on commercial and residential real estate lending throughout a project’s life cycle, including acquisition and development loans, construction loans, and long-term financing.

Construction, Acquisition and Development Loans— Our construction loan portfolio consists of single-family residential properties, multifamily properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks as funds are advanced while the property is under construction, and may have uncertain value prior to the completion of construction. Therefore, it is more difficult to evaluate accurately the total proceeds required to complete a project.  It is also more difficult to know whether related loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate values in order to minimize the risk of loss. Maturities for construction loans generally range from six to twelve months for residential property and from twelve to eighteen months for commercial and multifamily properties.

Our development loans are secured by the properties being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects generally range from small plats of two to six lots to subdivisions with up to forty lots. We occasionally consider development loans for larger projects. During the development process, we fund costs for site clearing, grading, and infrastructure, including utilities and roads. We focus on lending to developers with the experience and financial wherewithal to successfully complete the project.  Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales of a minimum of 125% of the Bank’s per-lot exposure. We target most development loans to be paid off at no more than 80% of total development sales. Loan-to-value ratios on development loans typically range from 55% to 70%, depending on the financial strength and experience of the developer. Most development loans have maturities of twelve to twenty-four months.

Commercial Real Estate Loans. We also originate mortgages for commercial real estate properties. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties. The majority of these loans have maturities generally ranging from three to ten years and loan amortizations from fifteen to twenty-five years.

Commercial real estate lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria requires an examination of debt-service-coverage ratios, the borrowers’ creditworthiness and prior credit history and reputation.  We generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property serving as collateral, as well as the tenants occupying the property.

Loan-to-value ratios for non-owner occupied commercial mortgage loans generally do not exceed 75%. We permit loan-to-value ratios of up to 75% if the property is owner-occupied and the borrower has strong liquidity, net worth, and positive cash flows. We have been active in both the construction lending and permanent financing of our commercial real estate portfolio. Construction and raw land loans are short-term in nature and generally do not exceed eighteen months. Permanent commitments are primarily restricted to no greater than ten year maturities with rate adjustment periods primarily every three to five years when fixed commitments exist.  Occasional ten year fixed rates loans are offered on owner occupied commercial real estate. Loan amortizations are typically between fifteen to twenty-five years.

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. We sell substantially all of the first lien residential mortgage loans that we originate to larger financial institutions. We provide loan servicing for some of our mortgage loans, depending upon the relationship of the borrower to us.

Residential mortgage loans generally are made based on the borrowers’ ability to repay the loan from the borrower’s salary and other income.  The loan is secured by residential real estate, which value is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%, including the first mortgage, if applicable.

Commercial and Industrial (non-real estate):

Commercial and Industrial Loans. We make C&I loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of C&I loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer loans guaranteed by the SBA.

C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flows of its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a twelve month commitment with a variable rate.  The loans are secured by the assets that are being financed. In cases of larger commitments, a borrowing base certificate is required to determine eligible collateral and advance parameters. Term loans seldom exceed eighty-four months, but in no case exceed the depreciable life of the tangible asset being financed. C&I loans generally include personal guarantees as additional support.

To manage these risks, our policy is to secure commercial loans with both the assets of the borrowing business and other collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rates, cash flows, overall capital leverage, collateral value and other appropriate credit factors.

Consumer Loans

Consumer Loans. Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans we make include home equity loans, home improvement loans, automobile loans, debt consolidation loans and general consumer lending.

Consumer loans may entail greater risk than real estate loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as a bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

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

We also issue credit cards to certain clients. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.

SBA Loans

We have been an SBA Preferred Lender since 2002. As a Preferred Lender, we can approve a loan within the authority delegated to us by the SBA and are not required to go through the SBA directly on a per loan basis.

SBA loans fall into two categories (i) loans originated under the SBA’s 7(a) Program, and (ii) loans originated under the SBA’s 504 Program. Through SBA 7(a) Loans, funds can be utilized to purchase or construct real property; however, we primarily use the 7(a) Program for working capital, inventory, or equipment loans, which are included in our C&I loans.  SBA 504 loans typically do not have an SBA guaranty, but rather, a low 50% loan to value ratio due to the assistance of the 504 program. SBA 504 loans are generally classified as commercial real estate.  However, a 504 loan may be used to finance long-lived equipment.  Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA.

Loan Underwriting and Credit Policies

Our Credit Department establishes our lending policies, which are approved by the Board of Directors. These lending policies are reviewed at least annually and evaluated from time to time by senior lending management. Key elements of our current policies are debt service coverage, balance sheet analysis, monitoring concentration levels, maintaining strict approval, and underwriting procedures.

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

Loans to One Borrower. In addition to the maximum concentration for loan types, state-banking law generally limits the aggregate extensions of credit that a bank may make to a single borrower. Under Utah law, the aggregate extensions of credit that a bank may make to a single borrower generally may not exceed 15% of the Bank’s Tier 1 capital.

Approval and Underwriting Procedures. All loan requests must be approved under specified approval guidelines. Credit approval authorities are listed below from lowest to highest level. Management believes the current authority levels are appropriate to ensure overall credit quality, while ensuring we are able to respond in a timely manner to lending opportunities. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works independently of loan production and has full responsibility for all loan disbursements.

Bank Lending Authorities:

•	Individual Authorities — Branch Managers have credit approval authority to loan up to $50,000 for consumer loans provided there are no exceptions to loan policy.
•	Regional Authorities — Region Managers have credit approval authority to approve real estate secured loans up to $500,000, non-real estate loans up to $250,000, and unsecured loans up to $50,000.
•

Senior Credit Risk Officer Authorities – The Bank has two Senior Credit Risk Officers who have credit authority to approve all loan relationships up to $5,000,000. Loans with policy exceptions require an approval at the next highest level.

•

Chief Credit Officer Authorities – The Chief Credit Officer of the Bank has credit approval authority to approve all loan relationships up to $10,000,000. Loans with policy exceptions require an approval at the next highest level.

•	Combined Authorities – The Chief Credit Officer and one of the Senior Credit Risk Officers can combine approval authorities to approve loan relationships up to $15,000,000.
•

Management Committee Authorities — The AltabankTM Loan Committee meets as needed and consists of the Chief Credit Officer, Chief Lending Officer, Chief Banking Officer, and two Senior Credit Risk Officers. This committee has credit approval authority for loan relationships up to $20,000,000. Loans with policy exceptions require an approval at the next highest level. The loans approved in this committee are reported to the Board of Directors.

•

Board Committee Authorities — The Board Loan Committee is comprised of four directors, with three committee members required for a quorum. All loan relationships in excess of $20,000,000 require the approval of this committee. The committee meets weekly, as needed, to review loans approved by the AltabankTM Committee. This committee has approval authority up to our legal lending limit, which was approximately $53.8 million as of December 31, 2019.

Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of nine different categories (Grades 1-9). The grading system is used to determine, in part, the level of allowance for loan losses held by us. The first five grades in the system are considered satisfactory. The next four grades range from a “Special Mention” category to a “Loss” category.

The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Substandard” or worse requires prior approval of the Bank’s Chief Credit Officer.

The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The Bank’s senior lending officers meet quarterly to review the Bank’s criticized loans.  This consists of all loans graded substandard, or worse, along with all loans graded special mention for six months or longer. Additionally, changes in the grade for a loan may occur through any of the following means:

•	review of monthly delinquency reports by Region Managers, Senior Credit Risk Officers, and the Chief Credit Officer;
•	specific changes in loan grades by the loan officer, upon receiving new information that adversely impacts the borrower’s credit standing or other perceived credit risks;
•	random reviews of the loan portfolio conducted by senior lending officers;
•	loan reviews conducted by an outside loan reviewer and the internal loan reviewer;
•	bank regulatory examinations; or
•	quarterly criticized loan reports submitted to the Credit Committee by the responsible lending officers for each credit reviewed in the quarterly Credit Committee.

Special Mention — Generally acceptable asset quality, but frequent and thorough monitoring is required as temporary credit weaknesses may extend beyond financial into managerial and demographic issues. Borrowers may have strained cash flow and less than anticipated performance. Borrowers may have possible management weaknesses, perhaps demonstrated by an irregular flow of adequate or timely performance information required to support the credit. Borrowers may have a plausible plan to correct problems in the near future without material uncertainties. Borrowers may lack reserve capacity, so their risk rating will generally either improve or decline in a relatively short period since results of corrective actions should be apparent within six months or less. These loans exhibit an increasing reliance on collateral for repayment.

Loan Delinquencies.  When a borrower fails to make a committed payment, we attempt to cure the delinquency by contacting the borrower to seek payment. The Chief Credit Officer regularly reviews habitual delinquencies and loans delinquent 60 days or more for possible changes in its risk rating. Our Credit Committee meets quarterly to review classified assets. The Credit Committee is comprised of executive officers of the Bank.

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

•

Doubtful — Undesirable credit with loss potential. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

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

Our Investment Activities

Our investment strategy is designed to be complementary to and interactive with our cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning. Investment securities consist primarily of U.S. Agency issues, mortgage-backed securities, and municipal bonds. In addition, for liquidity purposes, we use Federal Funds Sold, which is temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by the Treasurer of the Bank.

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

An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits is from less volatile and somewhat more traditional core deposits or total deposits less CDs greater than $250,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products competitively with other financial institutions in our marketplace to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products to satisfy our clients’ needs.

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for funds. We offer regular checking, rewards checking, savings, and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to six years, individual retirement accounts and Jumbo CDs. The primary sources of deposits are small-to-medium sized businesses and individuals within our target market. All deposits are insured by the FDIC up to the maximum amount permitted by law. We have a service fee schedule, which we believe is competitive with other financial institutions in our market, covering, among others, maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

We intend to continue our efforts to attract deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. We also believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs to meet loan demands during times that growth in core deposits differs from loan demand. To fund loan demand, we have also utilized funding from two programs offered by Promontory Interfinancial Network called Certificate of Deposit Registry Service or CDARS and Insured Cash Sweep or ICS. This relationship allows the Bank to utilize a national network of banks to offer deposit insurance coverage for large depositors. This protection occurs in deposit increments of less than $250,000 per participating bank to ensure that both principal and interest are eligible for full FDIC insurance.

In addition to our traditional marketing methods, we attract new clients and deposits by:

•	expanding long-term business client relationships, including referrals from our clients; and
•	deploying personnel to work new leads with loan officers and branch managers to obtain new business clients.

Other Borrowings. We may occasionally use our overnight credit to support liquidity needs created by seasonal deposit flows, to satisfy temporary funding needs from increased loan demand, and for other short-term purposes.  We have an unsecured line of credit with a regional correspondent financial institution pursuant to which we can borrow funds generally on an overnight basis.  The correspondent financial institution may impose collateral requirements or terminate the line of credit at any time.  We have the collateral capacity to borrow from the Federal Reserve. We can also borrow from the Federal Home Loan Bank (“FHLB”) pursuant to an existing commitment based on the value of the collateral pledged which generally consists of certain real estate loans and investment securities. (Refer to Note 6 – Short-term borrowings in the Audited Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for additional information).

Other Products and Services

We offer a variety of other products and services, including:

•

Mobile Banking. We believe there is a strong demand for mobile banking. These services allow both consumer and business clients to access detailed account information and manage their accounts, including on-line balance transfers and bill payment. These services enable our customers to conduct their banking business and monitor their bank accounts from remote locations at any time. We believe our mobile banking services are invaluable in attracting and retaining clients and we encourage clients to consider us for all their banking and financial needs.

•

Automatic Teller Machines or ATMs. We provide ATM services at all of our branches and, with certain accounts, offer ATM fee reimbursement to our clients, allowing them to use various ATM networks nationwide without paying a per transaction fee. Each eligible account has a monthly reimbursement limit. Our ATMs provide services for cash withdrawals, balance transfers and inquiries, and check or cash deposits.

•

Treasury Management Services. We offer cash management systems and services to assist our business clients with their day-to-day funds management. These services include the ability to originate electronic payments and withdrawals, create wire transfers, and request stop payments.

•

Remote Deposit Capture. Branded “ExpressDeposit” and “Merchant Check Capture”, this product allows businesses to send their deposits electronically to the Bank, which allows us to reach a larger group of business clients that are not close to one of our physical locations. We believe this product gives us an edge in gaining new clients and it contributes to the growth of our deposits. We primarily target professional service companies, preferably with multiple offices including real estate offices, attorneys, doctors, dentists and accountants.

•

Bill Pay. We offer a user-friendly bill payment product that was designed to meet our clients’ needs. This payment system allows our clients to pay bills electronically or by check. Clients can also utilize the bill presentment feature or future date their bills for a time-period such as a vacation when they may not be accessible at the time their bills are due.

•	Other Products. We offer other banking-related specialized products and services to our clients, such as cashier’s checks, money orders, credit and debit cards, and safe deposit services.

Risk Management

We are committed to effectively identify and manage our overall enterprise risk exposure.  We have identified strategic, reputation, credit, market, liquidity, operational (including cyber related risks), and compliance risks as the areas that could materially and adversely affect our business, financial condition, results of operations, or business prospects.  In order to mitigate and actively manage these areas of risk, we have established sound procedures and committed experienced personnel to this effort.

We have focused our enterprise risk management in the following areas:

•	Our Board established the Enterprise Risk Oversight Committee to monitor enterprise risks of the Company;
•	Our Executive Management Committee assesses enterprise risks and takes appropriate action to mitigate such risks, if necessary;
•	We have a dedicated enterprise risk management team that actively monitors enterprise risks.

•	Our credit department is staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds, and manage the integrity of the credit risk rating system;
•	Our finance department is staffed with experienced personnel to manage market and liquidity risk;
•	Our operations departments include staff experienced in compliance with banking regulations and in information technology and related security issues;
•	Our legal and compliance departments coordinate efforts regarding legal and compliance matters, and;
•	Our internal audit department reports its independent audit findings directly to our Board’s Audit and Compliance Committee.

The FDIC has provided guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk based capital, heightened risk management practices should be employed to mitigate risk. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Employees

We had a total of 490 employees as of December 31, 2019. Our employees are not represented by any labor organization, and we are not aware of any activity to seek such organization. The Company provides our employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, Employee Stock Ownership Plan (“ESOP”), and a stock-based compensation plan. The Company considers its employee relations to be positive. See Note 11 in the Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplemental Data” for information regarding employee benefit plans and profit sharing.

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

General

As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the UDFI. In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision and examination by the FDIC and by the UDFI. Supervision, regulation, and examination of PUB and AltabankTM by the regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”), rather than for holders of our capital stock.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to PUB and AltabankTM. Any change in the statutes, regulations or regulatory policies applicable to PUB and AltabankTM, including changes in their interpretation or implementation, could have a material effect on its business or organization.

Both the scope of the laws and regulations and the intensity of the supervision to which PUB and AltabankTM are subject have increased in recent years in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place.

While PUB and AltabankTM will likely remain subject to extensive regulation and supervision, the regulatory environment has entered a period of rebalancing of the post financial crisis framework.  For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was signed into law. Among other regulatory changes, the EGRRCPA amended various sections of the Dodd-Frank Act. The EGRRCPA includes a number of provisions, that are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the EGRRCPA require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented.

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

Acquisitions Subject to Prior Regulatory Approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, approval of interstate transactions requires that the acquirer satisfy regulatory standards for well-capitalized and well-managed institutions.

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

Restrictions on Bank Holding Company Dividends

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend that would impose undue pressure on the capital of any bank subsidiary or which would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

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

Capital Regulations – U.S. Basel III Capital Rules

In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel III Capital Rules, implementing many aspects of the Basel III Capital Standards. The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The U.S. Basel III Capital Rules also increase the risk weight for assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%.

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

Bank Regulation

AltabankTM is a Utah state-chartered commercial bank, and is subject to supervision and regulation by the UDFI and the FDIC. The UDFI and the FDIC supervise and regulate all areas of the Bank’s operations, including, without limitation, the making of loans, deposit operations, the conduct of the Bank’s corporate affairs, and the satisfaction of capital-adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over AltabankTM.

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5.0%, a common equity to Tier 1 Capital ratio of no less than 6.5%, a Tier 1 Capital ratio of no less than 8.0%, and a total risk-based capital ratio of no less than 10.0%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.  As of December 31, 2019, AltabankTM met these capital levels.

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

As of December 31, 2019, AltabankTM exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized.” Rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these or other factors, could change the Bank’s capital position in a relatively short period, making additional capital infusions necessary.  It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the Bank regulators possess the discretionary authority to require higher capital ratios.

Bank Reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve, to maintain reserves against some deposit accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, if the institution meets the Federal Reserve Bank’s credit standards.

Bank Dividends

Utah law places restrictions on the declaration of dividends by Utah state-chartered banks to their shareholders. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fail to comply with this limitation. The FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to PUB from AltabankTM. Utah corporate law also requires that dividends can only be paid out of funds legally available therefor.

Insurance of Accounts and Other Assessments

FDIC deposit insurance is critical to the continued operation of the Bank. The Bank pays deposit insurance assessments to the FDIC’s Deposit Insurance Fund, which are determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the Federal Deposit Insurance Act, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

Restrictions on Transactions with Affiliates

The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or FRA, and the implementing of Regulation W by the Federal Reserve. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. Accordingly, certain asset transactions and contracts, between PUB, the Bank and any non-bank subsidiaries are subject to a number of restrictions. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties.

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

Community Reinvestment Act

The CRA and its implementing regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The prudential bank regulatory agencies are required to assign and make public a rating of a bank’s performance under the CRA as either “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. A less-than-satisfactory rating can substantially delay, block or impose conditions on the transaction. In its last CRA examination, AltabankTM received a rating of “satisfactory.”

In April 2018, the United States Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the Office of the Comptroller of the Currency (“OCC”) issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. Subsequently, the FDIC joined the OCC in a joint notice of proposed rulemaking in December 2019.  The joint rule issued by the OCC and FDIC will be applicable to the Bank upon completion.

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

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
•	systems and procedures for monitoring and reporting of suspicious transactions and activities;
•	a designated compliance officer;
•	employee training;
•	an independent audit function to test the anti-money laundering program;
•	procedures to verify the identity of each client upon the opening of accounts; and
•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each client. To make this determination, among other things, the financial institution must collect certain information from clients at the time they enter into the client relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all clients must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

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

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2019, our ADC and CRE loans were within the thresholds set by the FDIC. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

Federal Home Loan Bank System

The Bank is a member of and owns stock in the Federal Home Loan Bank of Des Moines.

Privacy and Data Security

Federal and state law contains extensive consumer privacy protection provisions.  Under the Gramm–Leach–Bliley Act, also known as the Financial Services Modernization Act of 1999 (“GLBA”), federal banking regulators adopted rules limiting the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The GLBA also directed federal regulators to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach.

Other federal and state laws and regulations affect the Company’s and the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers.

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

To control cyber-security risk, we maintain active information security programs that are designed to conform with Federal Financial Institutions Examination Council (“FFIEC”) guidance. These information security programs are aligned with our operational risks and are overseen by executive management, and the Board. These programs involve the assessment of risks, continual monitoring and review of threats, the evaluation of the effectiveness of controls to mitigate risks, and review of incident response plans for each identified threat. We also utilize appropriate cybersecurity insurance that protects against certain losses, expenses, and damages associated with cybersecurity risk.

Further, we recognize our role in the overall industry, and have adopted a comprehensive model based off of the National Institute of Standards and Technology's Cyber Security Framework. We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cybersecurity risk, it is not possible to completely eliminate this risk.

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

Executive Compensation and Corporate Governance

The Dodd-Frank Act requires public companies to include, at least once every three years; a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction. Other provisions of the act may affect our corporate governance. In addition, the act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. We are an “Emerging Growth Company” under the JOBS Act and therefore subject to reduced disclosure requirements related to executive compensation.

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

Risks Relating to Our Business and Market

As a business operating in the financial services industry, our business and operations may be adversely affected by weak economic conditions.

Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the three to ten year and longer fiscal outlook of the federal economy, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by: i) deflation; ii) fluctuations in debt and equity capital markets; iii) a lack of liquidity and/or depressed prices in the secondary market for mortgage loans; iv) increased delinquencies on mortgage, consumer and commercial loans; v) residential and commercial real estate price declines; and vi) lower home sales and commercial activity. All of these factors adversely affect our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations.

A majority of our loans and operations are in Utah, Salt Lake, Davis, Cache, Box Elder and Washington Counties; therefore, our business is particularly vulnerable to a downturn in the local economies of those counties.

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2019, approximately 82.1% of our loans were secured by real estate, the majority of which are located in Utah, Salt Lake, Davis, Cache, Box Elder, and Washington counties. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans, which represent 79.2% of our loans. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition and operations.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

The majority of loans in our portfolio are real estate related, consisting of loans for construction and land development projects, and for the purchase, improvement or refinancing of residential and commercial real estate. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the client and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

As of December 31, 2019, 16.3% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) ADC loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2019, our ratio for the sum of CRE and ADC loans was 204% and our ratio for ADC loans was 84%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

We could suffer material credit losses if we do not appropriately manage our credit risk.

There are risks inherent in making any loan, including risks in dealing with individual clients, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy may cause the assumptions that we made at origination to change and may cause clients to be unable to make payments on their loans.  Significant changes in collateral values may cause us to be unable to collect the full value of loans we make. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit personnel, and policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our financial condition and operations.

The small-to-medium sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay a loan, and such impairment could adversely affect our operations and financial condition.

We focus our business development and marketing strategy primarily on small-to-medium sized businesses. Small-to-medium sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan. In addition, the success of a small to medium sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively affect Utah and small-to-medium sized businesses are adversely affected or our clients are otherwise affected by adverse business conditions or developments, our business, financial condition and operations could be adversely affected.

If we are not able to maintain our past levels of growth, our future prospects and competitive position could be diminished and our profitability could be reduced.

We may not be able to sustain our deposit, loan, and asset growth at the rate we have enjoyed during the past several years. Our growth over the past several years has been driven primarily by a strong residential housing and commercial real estate market in our market areas and our ability to identify attractive expansion opportunities. Although the local economic market conditions are not exhibiting signs of slowing, we are seeing credit opportunities tightening.  A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such could have a negative effect on our financial condition and operations.

If we are unable to manage our growth effectively, we may incur higher than anticipated costs, and our ability to execute our growth strategy could be impaired.

We expect to continue to grow our assets and deposits by increasing our product and service offerings and expanding our operations through new branches and possibly acquisitions. Our ability to manage growth successfully will depend on our ability to:

•	identify suitable markets for expansion;
•	attract and retain qualified management;
•	attract funding to support additional growth;
•	maintain asset quality and cost controls;
•	maintain adequate regulatory capital and profitability to support our lending activities; and
•	find attractive acquisition targets and successfully acquire and integrate the acquisitions in an efficient manner.

If we do not manage our growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Failing to maintain effective financial and operational controls as we grow, such as appropriate loan underwriting procedures, adequate allowances for loan losses and compliance with regulatory accounting requirements, could have a negative effect on our financial condition and operations, such as increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth.

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

As part of our growth strategy, we may pursue mergers and acquisitions of banks and nonbank financial services companies within and outside of our principal market area. Although we regularly identify and explore specific acquisition opportunities as part of our ongoing business practices, we may not find a suitable merger or acquisition opportunity. Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;
•	difficulties in supporting and transitioning clients of the target company;
•	diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized, if we had allocated the purchase price or other resources to another opportunity;

•	entering new markets or areas in which we have limited or no experience;
•	potential loss of key employees and clients from either our business or the target’s business;
•	assumption of unanticipated problems or latent liabilities of the target; and
•	inability to generate sufficient revenue to offset acquisition costs.

Mergers and acquisitions frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future and could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common shares. As a result, if we fail to properly evaluate mergers, acquisitions or investments, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address these risks could materially harm our financial condition and operations.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2019, our allowance for loan losses (“ALLL”) as a percentage of loans held for investment was 1.87%.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 became effective January 1, 2020, and will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The standard is likely to result in increases to the level of allowance held by us and our overall capital position after adoption in 2020 as regulatory agencies have limited the amount of ALLL that may be included in regulatory capital calculations.  The Company is developing new procedures for determining an allowance for credit losses relating to held to maturity investment securities.  In addition, the current accounting policy and procedures for other-than-temporary impairment on available for sale investment securities will be replaced with an allowance approach.  However, we are still evaluating the overall impact that adopting this new accounting standard will have on both our financial condition and regulatory capital position. It is also highly likely that PUB’s ongoing reported earnings and lending activities will be negatively impacted in periods following adoption.

As a community bank, our ability to maintain our positive reputation is critical to the success of our business.  The failure to maintain that reputation may materially and adversely affect our financial performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients and caring about our clients and employees. If our reputation is negatively affected by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated employees at every level. We expect to experience substantial competition in identifying, hiring and retaining top-quality employees due to Utah’s low unemployment rate and new financial institutions entering our markets. If we are unable to hire and retain qualified employees, we may be unable to successfully execute our business strategy and manage our growth.

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

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and operations, depend upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential clients believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.

Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  In response to market concerns arising from the spread of COVID-19, among other domestic and global events, interest rates in the U.S. have recently declined. Interest rates may decrease further as a result of such events, which could adversely affect our financial condition and earnings.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings.  In periods of rising interest rates, commercial and consumer demand for new lending and re-financings decreases, which, in turn adversely affects our lending activities.

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

We rely on client deposits, advances from the FHLB, lines of credit at other financial institutions and the Federal Reserve System to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

FHLB borrowings and other current sources of liquidity may not be available or, if available, not sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our availability at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may be required to seek additional higher-cost debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We may be adversely affected by the lack of soundness of other financial institutions or financial market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated because of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or financial market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by us or by other financial institutions.

Impairment of investment securities could require charges to earnings, which would negatively impact our operations.

We maintain a significant amount of our assets in investment securities, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider; i) the length of time and extent to which the fair value has been less than cost, ii) the financial condition and near- term prospects of the issuer, and iii) the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. If we conclude that impairment of investment securities is required, we could be required to incur charges to earnings, which would result in a negative impact on our operations. The impact of these impairment matters could have a material adverse effect on our financial condition and operations.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.

Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, to offer a wider array of banking services and to conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader client base than us. Larger competitors may also be able to offer better lending and deposit rates to clients, and could increase their competition as we increase in asset size and become more visible. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, branch expansion, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium sized businesses that we target. Additionally, financial technology companies (“Fintech”) have developed technology that allows clients to obtain loans via the Internet in an expeditious manner and have become competitors to us.  If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios and our operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our clients. We also have arrangements in place with other third parties through which we share and receive information about their clients who are or may become our clients. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as client-facing websites. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit and debit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks and our core processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient at all times to withstand a cyber-attack or other security breach.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our financial condition or operations. Recently, there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers.  These concerns generally revolve around the security of using credit and debit cards, which have caused some consumers, including our clients, to use our credit and debit cards less in favor of alternative methods of payment.  This has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Furthermore, cyber-attacks or other breaches in the future, whether affecting others or us, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could have a material adverse effect on our financial condition or operations.  If we experience a cyber-attack, our insurance coverage may not cover all losses, and furthermore, we may experience a loss of reputation.

Our risk management framework may not be effective in mitigating risks and losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our financial condition, operations or business prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are subject to certain operating risks, related to client or employee fraud which could harm our reputation and business.

Employee error, or employee or client misconduct, could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee error could also subject us to financial claims for negligence.  If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured, excess insurance coverage is denied or not available, it could have a material adverse effect on our financial condition and operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Approximately 82.1% of our outstanding loan portfolio was secured by real estate as of December 31, 2019.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our financial condition, liquidity and operations could be materially and adversely affected.

We rely on our information technology and telecommunications systems and third party servicers, and the failure of these systems could adversely affect our business.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third party servicers. Our primary banking and accounting systems are third party software platforms operated on an in-house basis; however, we outsource certain of our information technology systems including our electronic funds transfer, or EFT, ATM and debit card processing, credit and debit card and transaction processing, and our online Internet bill payment and banking services. We rely on these systems to process new and renewal loans, provide client service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans and provide client service or compromise our ability to collect loan payments in a timely manner.  Our ability to adopt new information technology and technological products needed to meet our clients’ banking needs may be limited if our third party servicers are slow to adopt or choose not to adopt such new technology and products. Such a failure to provide this technology and products to our clients could result in a loss of clients, which would negatively affect our financial condition and operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, operations and cash flows of the client. We also may rely on client representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our clients. Our financial condition, operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information provided by or about clients and counterparties.

Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect the general economy, financial and capital markets, specific industries, and the Bank.

The Bank has significant operations and a significant customer base in regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Bank’s business and clients, and could pose physical risks to the Bank’s property. In addition, catastrophic events, such as natural disasters or global pandemics, occurring in other regions of the world may have an impact on the Bank’s clients and in turn on the Bank. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Bank’s operating results.

Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent coronavirus outbreak.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or globally, our business may be adversely affected. In December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China. The virus continues to spread globally and, at the time of this filing, has spread to over 50 countries, including the United States. Our operations could be adversely affected to the extent that coronavirus or any other epidemic harms the world economy or Utah economy in general. Our operations may experience disruptions, such as temporary closure of our offices and/or suspension of services, which may materially and adversely affect our business, financial condition and operational results. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance, and may restrict our growth and our ability to acquire other financial institutions.

Supervision, regulation, and examination of PUB and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank clients and the Deposit Insurance Fund of the FDIC, rather than holders of our common shares.

As a bank holding company under federal law, we are subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHCA, places certain restrictions on the permissible activities for bank holding companies. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals.

As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its respective asset valuations or the amounts of required loan loss allowances or to restrict its respective operations, as well as increase its respective capital levels, which could adversely affect our operations.

We may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively affect our operations and financial condition.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any regulatory actions to which we become subject because such examinations could materially and adversely affect us.

The UDFI, the FDIC, and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources that would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, the UDFI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions could include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to clients, to terminate our deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. If we become subject to such regulatory actions, our business operations could be materially and adversely affected.

Changes in laws, government regulation and monetary policy may have a material adverse effect on our operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. This may result in repeals of or amendments to, existing laws, treaties, regulations, guidance, reporting, recordkeeping requirements, and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as the Bank’s clients, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s clients, and therefore on our operations.

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

Furthermore, while PUB and AltabankTM will likely remain subject to extensive regulation and supervision, including; because of the Dodd-Frank Act, the regulatory environment has entered a period of rebalancing of the post-financial crisis framework.  For example, on May 24, 2018, the EGRRCPA was signed into law. Among other regulatory changes, the EGRRCPA amended various sections of the Dodd-Frank Act. The EGRRCPA includes a number of provisions, which are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Because a number of the provisions included in the EGRRCPA require the federal banking agencies to undertake notice and comment rulemaking, it will likely take some time before these provisions are fully implemented and we do not know how these will ultimately affect us. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and investors in our common shares.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations.  However, with respect to institutions of our size, it does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority, and we remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The CFPB has a number of significant rules that affect nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”; (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent clients and specific loss mitigation procedures for loans secured by a client’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be re-evaluated and potentially revised, perhaps substantially.

We are subject to stringent capital requirements.

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Basel III.” In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

The failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities.  Such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank.

Our failure to meet applicable regulatory capital requirements, or to maintain appropriate capital levels in general, could affect client and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common shares, our ability to make acquisitions, and our operations and financial condition, generally.

We may be required to contribute capital or assets to the Bank that could otherwise be invested or deployed more profitably elsewhere.

Federal law and regulatory policy impose a number of obligations on bank holding companies designed to reduce potential loss exposure to the clients of insured depository subsidiaries and to the FDIC’s deposit insurance fund. For example, a bank holding company is required to serve as a source of financial strength to its FDIC-insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan.

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level, and therefore we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current shareholders’ percentage of ownership and could cause the price of our common shares to decline. If we are required to issue debt, and in the event of a bankruptcy by PUB, the bankruptcy trustee would assume any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of PUB’s general unsecured creditors or equity holdings. Thus, any borrowing that must be done by PUB in order to make the required capital injection becomes more difficult and expensive and would adversely affect our cash flows, financial condition, operations and business prospects.

We face a risk of non-compliance and enforcement actions with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and BSA matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s OFAC, which involve sanctions for dealing with certain persons or countries. While the Bank has adopted policies, procedures and controls to comply with the BSA, other AML statutes and regulations and OFAC regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our operations and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose non-discriminatory lending requirements on financial institutions. The FDIC, the Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, financial condition and operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and these laws could negatively affect us. For example, our business is subject to the GLBA which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the FTC, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our financial conditions or operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our financial condition or operations.

We may be unable to, or choose not to, pay dividends on our common shares.

We have declared an annual cash dividend for over 50 years. We began declaring quarterly cash dividends in 2015 with the dividend being declared after the end of each quarter. Our ability to pay dividends depends on the following factors, among others:

•	PUB is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, which means that AltabankTM must first pay dividends to PUB;
•	The FDIC, the UDFI and Utah state law may, under certain circumstances, prohibit the payment of dividends to PUB from AltabankTM;
•

The Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and

•

Our Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.

Such a failure to pay dividends may negatively affect your investment.

The price of our common shares may fluctuate significantly and our stock may have low trading volumes, which may make it difficult for you to resell common shares owned by you at times or prices you find attractive.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We conduct our business through our executive office, located in American Fork, Utah and through our 26 full service retail branches in Utah, Salt Lake, Davis, Cache, Box Elder, and Washington Counties in Utah and in Preston, Idaho. We also have a mortgage banking center and an information technology and operations center located in Utah County. We own all of our facilities except for six branch properties, which are leased. We also sublease portions of three of our buildings to other tenants under short-term lease arrangements. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases is with an affiliate. We believe that our facilities are in good condition and are adequate to meet our operating needs for the near future.

Item 3 – Legal Proceedings

There are no material pending legal proceedings to which our subsidiaries or we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the NASDAQ Capital Market under the symbol “PUB”. As of February 29, 2020, there were approximately 2,054 shareholders of record for the Company’s common shares.

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Years Ended December 31,
	2019	2018
First quarter	$0.11	$0.09
Second quarter	0.12	0.10
Third quarter	0.13	0.11
Fourth quarter	0.13	0.11
Total	$0.49	$0.41

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business”.

Unregistered securities

The Company did not sell any unregistered securities during the year ended December 31, 2019.

Issuer or affiliated purchaser stock purchases

Neither the Company nor any affiliated purchaser (as defined in the Exchange Act) made any stock repurchases during the fourth quarter of 2019.  As of the date of this filing, the Company has not made any stock repurchase under the stock repurchase plan approved in September 2019 and previously disclosed in its 8-K filing dated September 26, 2019

Stock performance graphs

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

	As of December 31,
(Dollars in thousands except per share amounts)	2019	2018	2017	2016	2015
Selected Balance Sheet Information:
Cash and cash equivalents	$211,981	$48,547	$51,027	$67,938	$42,349
Investment securities	405,995	346,426	337,710	409,121	398,618
Total loans held for investment	1,680,918	1,678,902	1,627,444	1,119,877	1,047,975
Total assets	2,406,334	2,184,294	2,123,529	1,665,981	1,555,982
Total deposits	2,056,367	1,877,055	1,814,632	1,425,074	1,309,185
Shareholders’ equity	332,362	290,162	257,418	228,517	209,408
Average balances:
Average earning assets	2,176,476	2,046,851	1,700,790	1,521,594	1,391,108
Average assets	2,298,737	2,172,153	1,787,810	1,598,198	1,468,942
Average shareholders' equity	313,425	273,601	242,759	221,044	186,889

Book value per share	17.61	15.49	13.91	12.82	11.92
Tangible book value per share (1)	16.09	13.94	12.29	12.79	11.88
Non-performing assets to total assets	0.37%	0.21%	0.18%	0.34%	0.51%
Loans held for investment to deposits	81.74%	89.44%	89.68%	78.58%	80.05%

	Years Ended December 31,
(Dollars in thousands except per share amounts and footnotes)	2019	2018	2017	2016	2015
Summary Income Statement Information:
Interest income	$119,049	$115,352	$83,980	$72,755	$64,601
Interest expense	9,131	7,174	3,342	2,874	2,961
Net interest income	109,918	108,178	80,638	69,881	61,640
Provision for loan losses	7,000	8,625	2,750	900	1,000
Net interest income after provision for loan losses	102,918	99,553	77,888	68,981	60,640
Non-interest income	15,181	15,129	14,394	14,610	13,987
Non-interest expense	60,272	61,996	55,959	46,708	44,751
Income before income tax expense	57,827	52,686	36,323	36,883	29,876
Income tax expense	13,503	12,054	16,477	13,273	10,262
Net income	$44,324	$40,632	$19,846	$23,610	$19,614

Selected financial ratios:
Basic earnings per share	$2.35	$2.18	$1.10	$1.33	$1.21
Diluted earnings per share	2.33	2.14	1.08	1.30	1.17
Cash dividends per common share (4)	0.49	0.41	0.34	0.29	0.18
Dividend ratio (4)	20.81%	18.84%	30.77%	21.77%	15.22%
Net interest margin (2)	5.05%	5.29%	4.74%	4.59%	4.43%
Non-interest income to average assets	0.66%	0.70%	0.81%	0.91%	0.95%
Non-interest expense to average assets	2.62%	2.85%	3.13%	2.92%	3.05%
Efficiency ratio	48.18%	50.28%	58.88%	55.28%	59.17%
Return on average assets	1.93%	1.87%	1.11%	1.48%	1.34%
Return on average equity	14.14%	14.85%	8.18%	10.68%	10.49%
Net charge-offs (recoveries) to average loans	0.05%	0.10%	0.09%	-0.02%	0.06%
Capital Ratios:
Tier 1 leverage capital	12.67%	12.27%	11.46%	13.71%	13.42%
Total risk-based capital	18.43%	16.36%	14.67%	20.19%	19.02%
Average equity to average assets	13.63%	12.60%	13.58%	13.83%	12.72%
Tangible common equity to tangible assets (3)	12.77%	12.11%	10.87%	13.69%	13.42%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $28.6 million, $29.1 million, $29.9 million, $581,000, and $679,000 at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)	Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.
(4)

Dividends per common share for 2015 do not include a dividend on fourth quarter of 2015 earnings of $0.07 per share, which was declared and paid subsequent to December 31, 2015. Total dividends declared on 2015 earnings were $0.25 per share or a dividend yield of 21.52%.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of People’s Utah Bancorp’s (the “Company” or “PUB”) operating results and financial condition. The information contained in this section should be read in conjunction with Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, (“Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this annual report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors, that could cause our actual results to differ materially from our forward-looking statements in this annual report on Form 10-K:

•	changes in general economic conditions, either nationally or in our local market;
•	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	risks associated with our growth and expansion strategy and related costs;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
•	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

PUB is the holding company for AltabankTM (“Bank”).  AltabankTM is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary clients are small-to-medium sized businesses that require highly personalized commercial banking products and services.  AltabankTM has 26 branch locations that have been serving communities in Utah and southern Idaho for more than 100 years.

We believe our recent loan growth is the result of mergers and acquisitions, as well as organic growth generated by our seasoned relationship managers and supporting employees who provide outstanding service and quick responsiveness to our clients.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions, as well as from our existing branch system.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures intended to ensure that valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ materially if different judgments or estimates were to be applied.  In the opinion of management, the accompanying Consolidated Balance Sheets and related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Changes in Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Our significant accounting policies are described in detail in Note 1, Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplemental Data.”

Use of Estimates — The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances and the actual results may differ from these estimates under different assumptions. The allowance for loan losses, the valuation of real estate acquired through foreclosure, deferred income taxes, share-based compensation, and fair values of financial instruments are estimates, which are particularly subject to change.

Allowance for Loan Losses — The allowance for loan losses (“ALLL”) represents our estimate of probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.

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

We believe that the levels of ALLL as of December 31, 2019 and 2018 were adequate to absorb losses inherent in the loan portfolio.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and our intent and ability to retain our investment in the securities for a period sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination it is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings, but is limited by the amount of goodwill allocated to that reporting unit.

Other Intangible Assets — Other intangible assets consists primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful lives of such deposits. These assets are reviewed at least annually for events or circumstances that could affect their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable; impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Income Taxes — Income taxes are filed on a consolidated basis with our subsidiaries and allocate income tax expense (benefit) based on each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets, that are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

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

Share-Based Compensation — We recognize compensation expense in an amount equal to the fair value of all share-based payments, which consist of stock options and restricted stock units (“RSU”) granted to directors and associates. The fair value of each stock option is estimated on the date of grant and amortized over the service period using a Black-Scholes based option valuation model that requires the use of assumptions to estimate the grant date fair value. The estimates are based on assumptions of the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share-based payments is by nature inexact, and represents management’s best estimate of the grant date’s fair value of the share-based payments. RSUs are valued at the fair value of the common shares at the date of grant and amortized over the vesting period.

Impact of Recently Issued Accounting Standards

New authoritative accounting guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) that has either been issued or is effective during 2019 or 2018 and may possibly have a material impact on the Company includes amendments to:

•	FASB ASC Topic 220, Balance Sheet;
•	FASB ASC Topic 326, Financial Statements-Credit Losses;
•	FASB ASC Topic 606, Revenue from Contracts with Customers;
•	FASB ASC Subtopic 740, Income Taxes;
•	FASB ASC Topic 820, Fair Value Measurement;
•	FASB ASC Subtopic 825, Financial Instruments;
•	FASB ASC Subtopic 825-10, Overall Financial Instruments; and
•	FASB ASC Topic 842, Leases.

For additional information on the topics and the impact on the Company, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

	Years Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$151,918	$2,950	1.94%	$14,252	$246	1.73%	$51,649	$589	1.14%
Securities: (1)
Taxable securities	275,482	6,274	2.28%	249,032	4,958	1.99%	281,938	4,738	1.68%
Non-taxable securities (2)	63,074	1,198	1.90%	77,455	1,433	1.85%	90,060	1,663	1.85%
Total securities	338,556	7,472	2.21%	326,487	6,391	1.96%	371,998	6,401	1.72%
Loans (3)
Real estate term	910,396	54,302	5.96%	882,742	51,149	5.79%	661,588	36,197	5.47%
Construction and land development	302,735	23,889	7.89%	366,205	28,708	7.84%	268,255	20,889	7.79%
Commercial and industrial	287,330	19,570	6.81%	312,728	20,869	6.67%	238,418	14,393	6.04%
Residential and home equity	165,903	9,580	5.77%	120,396	6,620	5.50%	89,027	4,370	4.91%
Consumer and other	16,935	1,189	7.02%	18,734	1,152	6.15%	17,719	1,116	6.30%
Total loans	1,683,299	108,530	6.45%	1,700,805	108,498	6.38%	1,275,007	76,965	6.04%

Non-marketable equity securities	2,703	97	3.60%	5,307	217	4.09%	2,136	25	1.18%
Total interest earning assets	2,176,476	119,049	5.47%	2,046,851	115,352	5.64%	1,700,790	83,980	4.94%
Allowance for loan losses	(27,675)			(21,429)			(17,220)
Non-interest earning assets	149,936			146,731			104,240
Total average assets	$2,298,737			$2,172,153			$1,787,810
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$814,638	3,790	0.47%	$740,569	2,406	0.32%	$680,216	1,806	0.27%
Money market accounts	291,044	2,822	0.97%	233,830	1,382	0.60%	183,142	410	0.22%
Certificates of deposit less than or equal to $250,000	139,572	1,735	1.24%	151,272	1,416	0.94%	135,232	768	0.57%
Certificates of deposit greater than $250,000	38,057	721	1.89%	36,006	546	1.52%	26,620	291	1.09%
Total interest bearing deposits	1,283,311	9,068	0.71%	1,161,677	5,750	0.49%	1,025,210	3,275	0.32%
Short-term borrowings	2,420	63	2.63%	71,880	1,424	1.98%	7,462	67	0.89%
Total interest bearing liabilities	1,285,731	9,131	0.71%	1,233,557	7,174	0.58%	1,032,672	3,342	0.32%
Non-interest bearing deposits	682,282			651,101			501,719
Total funding	1,968,013	9,131	0.46%	1,884,658	7,174	0.38%	1,534,391	3,342	0.22%
Other non-interest bearing liabilities	17,299			13,894			10,660
Shareholders’ equity	313,425			273,601			242,759
Total average liabilities and shareholders’ equity	$2,298,737			$2,172,153			$1,787,810
Net interest income		$109,918			$108,178			$80,638
Interest rate spread			4.76%			5.05%			4.61%
Net interest margin (4)			5.05%			5.29%			4.74%

(1)

Excludes average unrealized losses of $1.2 million, $6.3 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, which are included in non-interest earning assets.

(2)

The average yield does not include the federal tax benefits at an assumed rate of 21% for years ended December 31, 2019, and 2018, and 35% for year ended December 31, 2017, related to income earned on tax-exempt municipal securities totaling $399,000, $478,000, and $896,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

(3)	Loan interest income includes loan fees of $6.6 million, $6.7 million, and $6.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$2,670	$34	$2,704	$(555)	$212	$(343)
Taxable securities	559	757	1,316	(592)	812	220
Non-taxable securities	(272)	37	(235)	(233)	3	(230)
Total securities	287	794	1,081	(825)	815	(10)
Loans
Real estate term	1,627	1,526	3,153	12,707	2,245	14,952
Construction and land development	(5,007)	188	(4,819)	7,678	141	7,819
Commercial and industrial	(1,723)	424	(1,299)	4,839	1,637	6,476
Residential and home equity	2,613	347	2,960	1,677	573	2,250
Consumer and other	(117)	154	37	63	(27)	36
Total Loans	(2,607)	2,639	32	26,964	4,569	31,533

Non-marketable equity securities	(96)	(24)	(120)	72	120	192
Total interest income	254	3,443	3,697	25,656	5,716	31,372
Interest expense:
Demand and savings accounts	260	1,124	1,384	171	429	600
Money market accounts	398	1,042	1,440	141	831	972
Certificates of deposit less than or equal to $250,000	(116)	435	319	100	548	648
Certificates of deposit greater than $250,000	33	142	175	122	133	255
Short-term borrowings	(1,712)	351	(1,361)	1,189	168	1,357
Total interest expense	(1,137)	3,094	1,957	1,723	2,109	3,832
Net interest income	$1,391	$349	$1,740	$23,933	$3,607	$27,540

Net interest income increased $1.7 million for the year ended December 31, 2019 compared with the same period in 2018. The increase in net interest income was driven by an increase in interest earning deposits, and improved loan and investment securities yields, which were partially offset by higher cost of funds from interest-bearing deposits and lower short-term borrowings.

Net interest income increased $27.5 million for the year ended December 31, 2018 compared with the same period in 2017. The increase in net interest income was driven by organic loan growth, the full year impact of $362 million of loans purchased from the acquisition of the seven Utah branches of Banner Bank and the merger with Town & Country Bank, and improved loan and investment securities yields, which were partially offset by higher cost of funds from interest-bearing deposits and short-term borrowings.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$119,049	$115,352	$3,697	3.2%
Interest expense	9,131	7,174	(1,957)	(27.3%)
Net interest income	109,918	108,178	1,740	1.6%
Provision for loan losses	7,000	8,625	1,625	18.8%
Net interest income after provision for loan losses	102,918	99,553	3,365	3.4%
Non-interest income	15,181	15,129	52	0.3%
Non-interest expense	60,272	61,996	1,724	2.8%
Income before income tax expense	57,827	52,686	5,141	9.8%
Income tax expense	13,503	12,054	(1,449)	(12.0%)
Net income	$44,324	$40,632	$3,692	9.1%

Net Income. For the year ended December 31, 2019, net income was $44.3 million, or $2.33 per diluted common share, compared with $40.6 million, or $2.14 per diluted common share, for the same period a year earlier. This was attributable principally to increases in net interest income of $1.7 million, a decline of $1.6 million in provision for loan loss, and a decline in non-interest expense. These increases to net income were partially offset by a $1.4 million increase in income tax expense.

Net Interest Income and Net Interest Margin. For the year ended December 31, 2019, net interest income grew 1.6%, or $1.7 million, to $109.9 million compared with $108.2 million for the same period a year earlier, offset by net interest margins narrowing 24 basis points to 5.05% compared with 5.29% for the same comparable periods. The narrowing of net interest margins is primarily the result of three consecutive 25 basis point benchmark rate reductions by the Federal Reserve and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $153 million, or 8.43%, for the same respective periods.  The percentage of average loans to total average interest earning assets decreased to 77.34% for 2019 compared with 83.09% for 2018.

Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

The provision for loan losses for the year ended December 31, 2019, was $7.0 million compared with $8.6 million for the same period a year earlier. The decrease in provision for loan losses for all of 2019 is due primarily to a $0.9 million decrease in charge-offs and no loan growth year-over-year.  For the year ended December 31, 2019, the Company incurred net charge-offs of $0.8 million compared with net charge-offs of $1.7 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$6,785	$6,209	$576	9.3%
Card processing	3,242	3,097	145	4.7%
Service charges on deposit accounts	2,807	2,840	(33)	(1.2%)
(Loss)/gain on sale of investment securities	(4)	336	(340)	101.2%
Other operating	2,351	2,647	(296)	(11.2%)
Total non-interest income	$15,181	$15,129	$52	0.3%

For the year ended December 31, 2019, non-interest income was $15.2 million compared with $15.1 million the same period a year ago.  The increase was primarily due to a $0.6 million increase in mortgage banking income resulting from higher loan originations, which is primarily from a lower interest rate environment for the same comparable periods.  The increase was partially offset by $0.3 million loss on sale of investment securities and a decline in other operating income of $0.3 million.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Salaries and employee benefits	$38,502	$39,902	$1,400	3.5%
Occupancy, equipment and depreciation	6,034	6,010	(24)	(0.4%)
Data processing	3,902	3,515	(387)	(11.0%)
Marketing and advertising	1,828	1,288	(540)	(41.9%)
FDIC premiums	249	1,019	770	75.6%
Acquisition-related costs	-	232	232	100.0%
Other	9,757	10,030	273	2.7%
Total non-interest expense	$60,272	$61,996	$1,724	2.8%

For the year ended 2019, noninterest expense was $60.3 million compared with $62.0 million for the same period a year earlier. The decrease in noninterest expense was primarily the result of lower salaries and employee benefits resulting from lower incentive payments, and lower FDIC premiums due to the application of small bank assessment credits.  These lower amounts were partially offset by higher data processing costs resulting primarily from the implementation of a new commercial loan origination system, and higher marketing and advertising costs associated with the rollout of the Company’s new brand.

Income Tax Expense. For the year ended December 31, 2019, income tax expense was $13.5 million compared with $12.1 million for the same period a year ago.  The effective tax rate for the year ended 2019 was 23.4% compared with 22.9% for the same period a year ago.  Any difference from the federal statutory rate in either period was primarily due to the non-taxable nature of income from municipal securities and bank-owned life insurance, tax credits, tax benefits related to tax-deductible stock compensation expense and state income taxes.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Interest income	$115,352	$83,980	$31,372	37.4%
Interest expense	7,174	3,342	(3,832)	(114.7%)
Net interest income	108,178	80,638	27,540	34.2%
Provision for loan losses	8,625	2,750	(5,875)	(213.6%)
Net interest income after provision for loan losses	99,553	77,888	21,665	27.8%
Non-interest income	15,129	14,394	735	5.1%
Non-interest expense	61,996	55,959	(6,037)	(10.8%)
Income before income tax expense	52,686	36,323	16,363	45.0%
Income tax expense	12,054	16,477	4,423	26.8%
Net income	$40,632	$19,846	$20,786	104.7%

Net Income. For the year ended December 31, 2018, net income was $40.6 million, or $2.14 per diluted common share, compared with $19.8 million, or $1.08 per diluted common share, for the same period a year earlier. In 2017, the Company recorded $4.8 million in non-recurring acquisition-related costs for the acquisition of the seven Utah branches of Banner Bank and the merger with Town & Country Bank.  In addition, the Company recorded additional income tax expense of $4.7 million related to the write-down of deferred income tax assets due to the reduction in the Federal corporate income tax rate. During 2017, the Federal government signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat rate of 21%.  The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduced net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of 2017.

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

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Mortgage banking	$6,209	$7,536	$(1,327)	(17.6%)
Card processing	3,097	2,790	307	11.0%
Service charges on deposit accounts	2,840	2,445	395	16.2%
Gain (loss) on sale of investment securities	336	(499)	835	167.3%
Other operating	2,647	2,122	525	24.7%
Total non-interest income	$15,129	$14,394	$735	5.1%

For the year ended December 31, 2018, non-interest income was $15.1 million compared with $14.4 million the same period a year ago.  The increase was primarily due to a loss on sale of securities in 2017 compared with a gain in 2018, an increase in service charges on deposit accounts and card processing fees, partially offset by $1.3 million lower mortgage banking income resulting from lower loan originations, which is primarily the result of a higher interest rate environment for the same comparable periods.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2018	2017	(Worse)	(Worse)
Salaries and employee benefits	$39,902	$34,392	$(5,510)	(16.0%)
Occupancy, equipment and depreciation	6,010	4,827	(1,183)	(24.5%)
Data processing	3,515	2,798	(717)	(25.6%)
Marketing and advertising	1,288	1,381	93	6.7%
FDIC premiums	1,019	572	(447)	(78.1%)
Acquisition-related costs	232	4,784	4,552	95.2%
Other	10,030	7,205	(2,825)	(39.2%)
Total non-interest expense	$61,996	$55,959	$(6,037)	(10.8%)

For the year ended 2018, noninterest expense was $62.0 million compared with $56.0 million for the same period a year earlier.  Noninterest expense increased as a result of $5.5 million of higher salaries and employee benefits, primarily from the addition of employees retained from the acquisition of the Utah branches of Banner Bank and the merger with Town & Country Bank, $1.2 million of higher occupancy, equipment and depreciation costs associated with the net increase of five branches from these transactions, and $0.7 million in higher data processing costs associated with an increase in total accounts from both organic growth and acquisition transactions for the same comparable periods.  Higher noninterest expense in 2018 compared with 2017 was offset by recording $4.8 million in non-recurring costs associated with the acquisition of both the Utah Banner Bank branches and the merger wih Town & Country Bank in 2017.

Income Tax Expense. For the year ended December 31, 2018, income tax expense was $12.1 million compared with $16.5 million for the same period a year ago.  In the fourth quarter of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Tax Act reduced the federal corporate tax rate from a maximum of 35% to a flat rate of 21%. The rate reduction was effective January 1, 2018.  Consequently, the lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as net deferred income tax assets.  As a result, the Company re-measured its net deferred income tax assets at the end of December 31, 2017, and recorded a one-time additional income tax expense of $4.7 million related to the write-down of deferred income tax assets for tax benefits that the Company did not expect to realize.  The Company recorded an additional ($0.3 million) benefit in 2018 to reflect the final Tax Act impact during the one-year SAB 118 measurement period.  Excluding the one-time adjustment to the Company’s deferred income tax assets related to the write-down of our deferred income tax assets for tax benefits that we were not expected to realize, the effective tax rate for the year ended 2017 was 45.4% compared with 22.9% for the year ended 2018.  The lower effective tax rate in 2018 compared with 2017 is primarily the result of the reduction in the federal corporate tax rate to a flat rate of 21%, the reduction of the Utah state corporate tax rate to 4.95%, as well as tax benefits related to tax-deductible stock compensation expense.

Financial Condition

Total assets grew $222 million, or 10.2%, to $2.4 billion at December 31, 2019 compared with $2.2 billion at December 31, 2018.  Loans held for investment remained flat at $1.7 billion at December 31, 2019, compared with December 31, 2018.  Total deposits increased $179 million, or 9.6%, to $2.1 billion at December 31, 2019 compared with $1.9 billion at December 31, 2018. The increase in total assets and deposits was a result of organic growth.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Loans held for sale	$18,669	$10,267	$10,871	$20,826	$17,947
Loans held for investment:
Commercial real estate loans:
Real estate term	948,073	891,131	784,148	582,029	577,804
Construction and land development	273,963	324,506	369,590	240,120	179,664
Total commercial real estate loans	1,222,036	1,215,637	1,153,738	822,149	757,468
Commercial and industrial	284,738	295,569	294,085	213,260	208,277
Consumer loans:
Residential and home equity	162,559	155,601	158,591	72,959	71,169
Consumer and other	16,036	16,621	25,591	15,678	14,945
Total consumer loans	178,595	172,222	184,182	88,637	86,114
Gross loans held for investment	1,685,369	1,683,428	1,632,005	1,124,046	1,051,859
Net deferred loan fees	(4,451)	(4,526)	(4,561)	(4,169)	(3,884)
Loans held for investment	1,680,918	1,678,902	1,627,444	1,119,877	1,047,975
Allowance for loan losses	(31,426)	(25,245)	(18,303)	(16,715)	(15,557)
Loans held for investment, net	$1,649,492	$1,653,657	$1,609,141	$1,103,162	$1,032,418

	December 31,
(Percentage of gross loans held for investment)	2019	2018	2017	2016	2015
Loans held for investment:
Commercial real estate loans:
Real estate term	56.2%	52.9%	48.1%	51.7%	54.9%
Construction and land development	16.3%	19.3%	22.6%	21.4%	17.1%
Total commercial real estate loans	72.5%	72.2%	70.7%	73.1%	72.0%
Commercial and industrial	16.9%	17.6%	18.0%	19.0%	19.8%
Consumer loans:
Residential and home equity	9.6%	9.2%	9.7%	6.5%	6.8%
Consumer and other	1.0%	1.0%	1.6%	1.4%	1.4%
Total consumer loans	10.6%	10.2%	11.3%	7.9%	8.2%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

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

Contractual maturities as of December 31, 2019, are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			After One
	One		But Within	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$56,565		$214,762	$676,746	$948,073	$120,460	$771,048
Construction and land development	223,537		30,433	19,993	273,963	14,712	35,714
Total commercial real estate loans	280,102		245,195	696,739	1,222,036	135,172	806,762
Commercial and industrial	121,226		129,074	34,438	284,738	83,225	80,287
Consumer loans:
Residential and home equity	20,419		31,724	110,416	162,559	11,789	130,351
Consumer and other	7,838		5,866	2,332	16,036	7,851	347
Total consumer loans	28,257		37,590	112,748	178,595	19,640	130,698
Gross loans held for investment	$429,585	(1)	$411,859	$843,925	$1,685,369	$238,037	$1,017,747	(1)

(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.45 billion or 85.9% of total loans at December 31, 2019.

Concentrations. As of December 31, 2019, our loan portfolio has a higher percentage of real estate loans than other loan products. As of that date, real estate related loans comprised 82.1% of gross loans held for investment, of which 56.2% are commercial real estate loans, 16.3% are construction and land development loans, and 9.6% are residential and home equity loans. Compared to the concentrations as of December 31, 2018, we experienced an increase in commercial real estate loans of 3.3%, a decrease in construction and land development loans of 3.0% and an increase in residential and home equity loans of 0.4%.  We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.  Within our real estate term portfolio, our largest concentration is in the category of office space representing $433.8 million or 26.3% of total gross loans held for investment.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands, except footnotes)	2019	2018	2017	2016	2015
Non-accrual loans, not troubled-debt restructured
Real estate term	$2,416	$309	$-	$2,386	$2,961
Construction and land development	60	-	-	378	56
Commercial and industrial	1,550	347	223	1,211	1,176
Residential and home equity	45	-	-	142	631
Consumer and other	8	-	-	14	88
Total non-accrual, not troubled-debt restructured loans	4,079	656	223	4,131	4,912
Troubled-debt restructured loans non-accrual
Real estate term	2,393	1,449	-	808	1,153
Construction and land development	-	-	-	396	1,329
Commercial and industrial	658	150	-	-	21
Residential and home equity	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total troubled-debt restructured, non-accrual loans	3,051	1,599	-	1,204	2,503
Total non-accrual loans (1)	7,130	2,255	223	5,335	7,415
Accruing loans past due 90 days or more	3	17	1	22	3
Total non-performing loans (NPL)	7,133	2,272	224	5,357	7,418
OREO	-	-	994	245	568
Total non-performing assets (NPA)(2)	$7,133	$2,272	$1,218	$5,602	$7,986

Accruing troubled debt restructured loans	$25,346	$5,912	$3,307	$5,572	$7,049
Non-accrual troubled debt restructured loans	3,051	1,599	-	1,204	2,503
Total troubled debt restructured loans	$28,397	$7,511	$3,307	$6,776	$9,552
Selected ratios:
NPL to total loans held for investment, net(3)	0.43%	0.14%	0.01%	0.49%	0.72%
NPA to total assets (4)	0.30%	0.10%	0.06%	0.34%	0.51%

(1)

We estimate that approximately $208,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2019 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2019, non-performing assets had not been reduced by U.S. government guarantees of $859,000.
(3)

As of December 31, 2019 and 2018, there are $1.66 million and $2.24 million in purchased credit impaired loans that are not performing to the original contractual terms.  Including these PCI loans, total NPL to total net loans were 0.53% and 0.27% at December 31, 2019 and 2018, respectively.

(4)

As of December 31, 2019 and 2018, there are $1.66 million and $2.24 million in purchased credit impaired loans (“PCI”) that are not performing to the original contractual terms.  Including these PCI loans, total NPA to total assets would be 0.37% and 0.21% at December 31, 2019 and 2018, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in either loan terms or below-market interest rate to the debtor that we would not otherwise consider. Total outstanding TDR loans were $28.4 million and $7.5 million as of December 31, 2019 and 2018, respectively. TDR loans that are designated as non-accrual were $3.1 million and $1.6 million as of December 31, 2019 and 2018, respectively.  Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. We record all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$-	$994
Additions	-	3,320
Write-downs	-	-
Sales	-	(4,314)
Balance, end of period	$-	$-

Allowance for Loan Losses

We maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. Our ALLL is based on a continuing review of loans, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations, which may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

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

The following table sets forth the activity in our ALLL for the periods indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses:
Beginning balance	$25,245	$18,303	$16,715	$15,557	$15,151
Loans charged off:
Real estate term	(118)	(294)	(350)	(17)	(32)
Construction and land development	(5)	(1)	-	-	(396)
Commercial and industrial	(2,644)	(2,801)	(1,098)	(1,511)	(350)
Residential and home equity	(19)	-	(359)	(6)	-
Consumer and other	(360)	(369)	(231)	(240)	(281)
Total	(3,146)	(3,465)	(2,038)	(1,774)	(1,059)
Recoveries:
Real estate term	24	142	219	621	80
Construction and land development	890	127	129	652	46
Commercial and industrial	1,152	1,250	271	441	191
Residential and home equity	38	84	151	92	67
Consumer and other	223	179	106	226	81
Total	2,327	1,782	876	2,032	465
Net loan (charge-offs) / recoveries	(819)	(1,683)	(1,162)	258	(594)
Provision for loan losses	7,000	8,625	2,750	900	1,000
Ending balance	$31,426	$25,245	$18,303	$16,715	$15,557
Gross loans held for investment	$1,685,369	$1,683,428	$1,632,005	$1,124,046	$1,051,859
Average loans	1,683,299	1,700,805	1,275,007	1,101,074	983,294
Non-performing loans (1)	8,814	4,499	2,874	5,357	7,418
Selected ratios:
Net charge-offs (recoveries) to average loans	0.05%	0.10%	0.09%	-0.02%	0.06%
Provision for loan losses to average loans	0.42%	0.51%	0.22%	0.08%	0.10%
Allowance for loan losses to gross loans held for investment	1.87%	1.50%	1.12%	1.49%	1.48%

(1)	Includes PCI loans of $1.66 million and $2.24 million as of December 31, 2019 and 2018, respectively.

The decrease in ALLL as a percentage of total loans in 2017 is attributable to the accounting related to loans purchased in the Utah branches of Banner Bank and the merger with Town & Country Bank acquisitions. In accordance with GAAP for business combinations, the ALLL originally associated with acquired loans are eliminated and the loans are recorded in loans held for investment at fair value, including an estimation of life of loan credit losses or credit mark.  The increase in ALLL as a percentage of total loans in 2018 compared to 2017 is principally related to $0.5 million increase in charge-offs, the migration of $90.8 million of purchased loans into the general loan pool, and the increase in allowance for loan losses to loans held for investment.  The increase in ALLL as a percentage of total loans in 2019 compared to 2018 is principally related to the migration of $78.8 million of purchased loans into the general loan pool, and a $5.3 million increase in specific reserves relating to loans individually evaluated for impairment.

Our construction and land development portfolio reflects some borrower concentration risk, and carries enhanced risks encountered with construction loans generally. We also finance contractors on a speculative basis. Construction and land development loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to generate cash to service the loan, and the value of the collateral depends on project completion when market conditions may have changed.

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

The following table indicates management’s allocation of the ALLL by loan type as of each of the following dates:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate loans:
Real estate term	$12,275	$9,968	$6,706	$6,770	$6,783
Construction and land development	6,990	7,022	6,309	5,449	3,984
Total commercial real estate loans	19,265	16,990	13,015	12,219	10,767
Commercial and industrial	10,892	7,227	4,314	3,718	3,941
Consumer loans:
Residential and home equity	1,118	729	815	617	603
Consumer and other	151	299	159	161	246
Total consumer loans	1,269	1,028	974	778	849
Total	$31,426	$25,245	$18,303	$16,715	$15,557

Investments

The carrying value of our investment securities totaled $406.0 million, $346.4 million, and $337.7 million as of December 31, 2019, 2018, and 2017, respectively. Our portfolio of investment securities is comprised of both available for sale securities and securities that we intend to hold to maturity. As of December 31, 2019, we held no investment securities from any issuer that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017
Available for sale securities:
U.S. Government agencies	$21,190	$48,366	$48,504
Municipal securities	56,912	10,268	13,454
Mortgage-backed securities	323,108	217,757	195,262
Corporate securities	4,785	4,573	5,836
Total	405,995	280,964	263,056
Held to maturity securities:
Municipal securities	-	65,462	74,654
Total investment securities	$405,995	$346,426	$337,710

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities at amortized cost as of December 31, 2019:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$6,000	1.30%	$14,957	2.29%	$-	0.00%	$-	0.00%	$20,957	2.01%
Municipal securities	18,499	2.12%	19,230	1.88%	18,523	2.18%	-	0.00%	56,252	2.06%
Mortgage-backed securities	-	0.00%	16,376	1.54%	35,171	1.91%	270,397	2.60%	321,944	2.47%
Other securities	-	0.00%	2,000	2.94%	3,000	1.49%	-	0.00%	5,000	2.07%
Total investment securities	$24,499	1.92%	$52,563	1.93%	$56,694	1.97%	$270,397	2.60%	$404,153	2.38%

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value.

Deposits

Total deposits were $2.06 billion, $1.88 billion, and $1.81 billion as of December 31, 2019, 2018, and 2017, respectively. The increase in total deposits was the result of organic growth. Non-interest bearing demand deposits increased to $719.4 million, or 35.0% of total deposits as of December 31, 2019, from $642.6 million or 34.2% as of December 31, 2018 and $641.1 million or 35.3% as of December 31, 2017. Interest bearing deposits are comprised of money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$682,282	0.00%	$651,101	0.00%	$501,719	0.00%
Interest bearing deposits:
Interest bearing demand and savings	814,638	0.47%	740,569	0.32%	680,216	0.27%
Money market	291,044	0.97%	233,830	0.60%	183,142	0.22%
Certificates of deposit less than or equal to $250,000	139,572	1.24%	151,272	0.94%	135,232	0.57%
Certificates of deposit greater than $250,000	38,057	1.89%	36,006	1.52%	26,620	1.09%
Total interest bearing deposits	1,283,311	0.71%	1,161,677	0.49%	1,025,210	0.32%
Total average deposits	$1,965,593	0.46%	$1,812,778	0.32%	$1,526,929	0.21%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average rate for interest bearing deposits has increased from 0.49% in 2018 to 0.71% in 2019.

Shareholders’ Equity

As of December 31, 2019, our shareholders’ equity totaled $332.4 million, an increase of $42.2 million, or 14.5%, since December 31, 2018. The increase in shareholders’ equity for the year ended December 31, 2019 resulted primarily from net income of $44.3 million for the year ended December 31, 2019, stock options exercised of $0.6 million, partially offset by dividends paid of $9.2 million.

We began paying quarterly dividends in 2015 with the dividends declared after the end of each quarter. Dividends declared during 2019 represented a dividend payout ratio of 20.8% of net income for the year ended December 31, 2019.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Capital Resources

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules, which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, new minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of 8.0%.

The following table sets forth our capital ratios.

	Basel III	PUB
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2019	2018
CET1 risk-based capital ratio	6.50%	17.18%	15.11%
Tier 1 risk-based capital	8.00%	17.18%	15.11%
Total risk-based capital	10.00%	18.43%	16.36%
Tier 1 leverage capital ratio	5.00%	12.67%	12.27%

PUB and AltabankTM met the definition of a “well-capitalized” institution as of December 31, 2019 and 2018 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2019:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$632,577	$446,659	$74,406	$20,716	$90,796
Standby letters of credit	23,860	23,860	-	-	-
Credit cards	26,121	26,121	-	-	-
Total	$682,558	$496,640	$74,406	$20,716	$90,796

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2019:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$166,193	$93,543	$40,698	$30,808	$1,144
Deposits without stated maturity	1,890,174	1,890,174	-	-	-
Operating leases	2,341	800	1,285	256	-
Total	$2,058,708	$1,984,517	$41,983	$31,064	$1,144

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have the following borrowing lines available at December 31, 2019:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(Dollars in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Reserve	$26,507	$26,507	$-	$26,507	$26,766
Federal Funds	25,000	25,000	-	25,000	-
Federal Home Loan Bank	676,844	676,844	-	676,844	929,295
	$728,351	$728,351	$-	$728,351	$956,061

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  We have $388.7 million in cash and unencumbered investment securities; and $205.8 million in investment securities and $750.2 million in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

We have no outstanding short-term borrowings under the credit lines described in the above table as of December 31, 2019.  On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

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

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans, and purchases and sales of investment securities. As of December 31, 2019, we had outstanding loan and credit card commitments of $658.7 million and outstanding letters of credit of $23.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2019, 2018, and 2017, deposits increased $179.3 million, $62.4 million, and $389.6 million, respectively.  For the year ended December 31, 2017, $284.1 million of the $389.6 million increase in deposits was related to the acquisition of the Utah branches of Banner Bank and the merger with Town & Country Bank.

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

Our Asset Liability Management Committee (“ALCO”), which is comprised of executive officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within risk tolerances determined by ALCO, and approved by the Board of Directors, management may make adjustments to the Company’s asset and liability mix to bring interest rate risk levels within the board approved limits.

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

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure as of the period presented. It does not account for all factors that impact this analysis, including changes by management to mitigate the effect of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

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

Our sensitivity of net interest income as of December 31, 2019, was as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$122,436	6.59%	5.90%	0.70%
Up 200 basis points	119,901	4.38%	5.67%	0.47%
Up 100 basis points	117,377	2.19%	5.44%	0.24%
BASE	114,866	0.00%	5.20%	0.00%
Down 100 basis points	112,367	(2.18)%	4.87%	(0.33)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a Federal Home Loan Bank (“FHLB”), index for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest earning assets and interest bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest earning assets to cumulative interest bearing liabilities and the cumulative gap as a percentage of total assets and total interest earning assets as of the periods presented. The table also sets forth the time periods during which interest earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of clients in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

Our gap analysis as of December 31, 2019 was as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Interest bearing deposits	$171,955	$-	$-	$-	$-	$171,955
Federal funds sold	1,039	-	-	-	-	1,039
Investment securities	15,123	16,684	62,552	311,636	-	405,995
Loans	550,428	139,932	410,381	590,035	8,811	1,699,587
Total interest earning assets	738,545	156,616	472,933	901,671	8,811	2,278,576
Interest bearing liabilities:
Interest bearing demand and savings	846,199	-	-	-	-	846,199
Money market	324,565	-	-	-	-	324,565
Certificates of deposit less than or equal to $250,000	32,963	43,855	30,171	24,893	-	131,882
Certificates of deposit greater than $250,000	4,620	14,293	8,417	6,981	-	34,311
Short-term borrowings	-	-	-	-	-	-
Total interest bearing liabilities	1,208,347	58,148	38,588	31,874	-	1,336,957
Period gap	$(469,802)	$98,468	$434,345	$869,797	$8,811	$941,619

Cumulative interest earning assets	$738,545	$895,161	$1,368,094	$2,269,765	$2,278,576
Cumulative interest bearing liabilities	1,208,347	1,266,495	1,305,083	1,336,957	1,336,957
Cumulative gap	(469,802)	(371,334)	63,011	932,808	941,619
Cumulative interest earning assets to cumulative interest bearing liabilities	61.12%	70.68%	104.83%	169.77%	170.43%
Cumulative gap as a percent of:
Total assets	(19.52)%	(15.43)%	2.62%	38.76%	39.13%
Interest earning assets	(63.61)%	(41.48)%	4.61%	41.10%	41.32%
As of December 31, 2019, we had $895.2 million in assets, and $1.3 billion in liabilities, re-pricing within one year. This means that more of our interest rate sensitive liabilities will change to the then-current rate than our interest rate sensitive assets (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year as of December 31, 2019 is 70.7%. This analysis indicates that if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

Item 8. Financial Statements and Supplemental Data

Audited consolidated financial statements and related documents required by this item are included in the Annual Report on Form 10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

People’s Utah Bancorp

People’s Utah Bancorp management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange act of 1934, as amended.  The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2019.

Moss Adams LLP, the independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2019, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2019 that appears on page 69.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

People’s Utah Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of People’s Utah Bancorp (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Spokane, Washington

March 13, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of People’s Utah Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of People’s Utah Bancorp and subsidiaries (collectively, the “Company”) for the year ended December 31, 2017, and the related notes and supplementary data listed in the index (collectively referred to as the “ consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

/s/ Tanner LLC

Salt Lake City, Utah

March 13, 2020

We began serving as the Company's auditor in 2006. In 2018 we became the predecessor auditor.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,987	$39,471
Interest bearing deposits	171,955	7,456
Federal funds sold	1,039	1,620
Total cash and cash equivalents	211,981	48,547
Investment securities:
Available for sale, at fair value	405,995	280,964
Held to maturity, at amortized cost	-	65,462
Total investment securities	405,995	346,426
Non-marketable equity securities	2,623	2,551
Loans held for sale	18,669	10,267
Loans:
Loans held for investment	1,680,918	1,678,902
Allowance for loan losses	(31,426)	(25,245)
Total loans held for investment, net	1,649,492	1,653,657
Premises and equipment, net	39,474	36,532
Goodwill	25,673	25,673
Bank-owned life insurance (BOLI)	27,037	26,433
Deferred income tax assets net	9,716	11,514
Accrued interest receivable	7,904	8,282
Other intangibles	2,970	3,412
Other real estate owned	-	-
Other assets	4,800	11,000
Total assets	$2,406,334	$2,184,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$719,410	$642,594
Interest bearing deposits	1,336,957	1,234,461
Total deposits	2,056,367	1,877,055
Short-term borrowings	-	-
Accrued interest payable	546	483
Other liabilities	17,059	16,594
Total liabilities	2,073,972	1,894,132
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,870,498 and 18,728,823 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	189	187
Additional paid-in capital	87,913	86,308
Retained earnings	242,878	207,779
Accumulated other comprehensive income / (loss)	1,382	(4,112)
Total shareholders’ equity	332,362	290,162
Total liabilities and shareholders’ equity	$2,406,334	$2,184,294

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017
Interest income
Interest and fees on loans	$108,530	$108,498	$76,965
Interest and dividends on investments	10,519	6,854	7,015
Total interest income	119,049	115,352	83,980
Interest expense	9,131	7,174	3,342
Net interest income	109,918	108,178	80,638
Provision for loan losses	7,000	8,625	2,750
Net interest income after provision for loan losses	102,918	99,553	77,888
Non-interest income
Mortgage banking	6,785	6,209	7,536
Card processing	3,242	3,097	2,790
Service charges on deposit accounts	2,807	2,840	2,445
Net (loss)/gain on sale of investment securities	(4)	336	(499)
Other operating	2,351	2,647	2,122
Total non-interest income	15,181	15,129	14,394
Non-interest expense
Salaries and employee benefits	38,502	39,902	34,392
Occupancy, equipment and depreciation	6,034	6,010	4,827
Data processing	3,902	3,515	2,798
Marketing and advertising	1,828	1,288	1,381
FDIC premiums	249	1,019	572
Acquisition-related costs	-	232	4,784
Other	9,757	10,030	7,205
Total non-interest expense	60,272	61,996	55,959
Income before income tax expense	57,827	52,686	36,323
Income tax expense	13,503	12,054	16,477
Net income	$44,324	$40,632	$19,846
Earnings per common share:
Basic	$2.35	$2.18	$1.10
Diluted	$2.33	$2.14	$1.08
Weighted average common shares outstanding:
Basic	18,822,103	18,679,165	18,019,643
Diluted	19,017,047	18,982,521	18,447,621

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income	$44,324	$40,632	$19,846
Other comprehensive income/(loss)
Unrealized holding gains/(losses) on securities available for sale	7,324	(2,678)	(1,168)
Tax effect	(1,830)	669	447
Unrealized holding gains/(losses) on securities available for sale, net of tax	5,494	(2,009)	(721)
Comprehensive income	$49,818	$38,623	$19,125

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2019

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance as of January 1, 2017	17,819,538	$178	$68,657	$160,692	$(1,010)	$228,517
Net income	-	-	-	19,846	-	19,846
Other comprehensive loss	-	-	-	-	(721)	(721)
Cash dividends declared ($0.34 per share)	-	-	-	(6,106)	-	(6,106)
Share-based compensation	-	-	510	-	-	510
Reclassification of deferred tax rate change related to AOCI	-	-	-	372	(372)	-
Issuance of common shares	466,546	5	13,972	-	-	13,977
Exercise of stock options and vested restricted stock units	225,713	2	1,393	-	-	1,395
Balance as of December 31, 2017	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	40,632	-	40,632
Other comprehensive loss	-	-	-	-	(2,009)	(2,009)
Cash dividends declared ($0.41 per share)	-	-	-	(7,657)	-	(7,657)
Share-based compensation	-	-	891	-	-	891
Exercise of stock options and vested restricted stock units	217,026	2	885	-	-	887
Balance as of December 31, 2018	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	44,324	-	44,324
Other comprehensive income	-	-	-	-	5,494	5,494
Cash dividends declared ($0.49 per share)	-	-	-	(9,225)	-	(9,225)
Share-based compensation	-	-	1,011	-	-	1,011
Exercise of stock options and vested restricted stock units	141,675	2	594	-	-	596
Balance as of December 31, 2019	18,870,498	$189	$87,913	$242,878	$1,382	$332,362

See accompanying notes to the consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$44,324	$40,632	$19,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,000	8,625	2,750
Depreciation and amortization	3,396	3,281	2,612
(Increase) decrease in deferred income taxes	(34)	(2,017)	3,990
Net amortization of securities discounts and premiums	2,363	2,628	2,822
Share-based compensation	1,011	891	510
Increase in cash surrender value of BOLI	(604)	(617)	(520)
Gain on sale of loans held for sale, net of capitalized servicing rights	(4,529)	(3,925)	(5,459)
Originations of loans held for sale	(229,987)	(211,577)	(233,055)
Proceeds from sale of loans held for sale	226,114	216,106	248,469
Net changes in:
Accrued interest receivable	378	(688)	(2,037)
Other assets	6,735	(607)	1,500
Accrued interest payable	63	130	48
Other liabilities	(1,470)	5,468	(4,062)
Net cash provided by operating activities	54,760	58,330	37,414
Cash flows from investing activities:
Net cash used in acquisition-related activities	-	-	(112,247)
Net change in loans held for investment	(2,835)	(55,716)	(148,032)
Purchase of available for sale securities	(152,054)	(66,262)	(68,425)
Purchase of held to maturity securities	-	-	(12,198)
Maturities/sales of available for sale securities	96,076	43,810	147,351
Maturities of held to maturity securities	1,370	8,430	10,278
Purchase of bank-owned life insurance	-	(2,250)	-
Purchase of premises and equipment	(6,791)	(10,171)	(7,506)
Proceeds from sale of assets	2,297	783	167
Proceeds from sale of other real estate owned, net of improvements	-	3,758	587
Purchase of non-marketable equity securities	(4,032)	(25,955)	(4,835)
Proceeds from sale of non-marketable equity securities	3,960	27,110	2,956
Net cash used in investing activities	(62,009)	(76,463)	(191,904)
Cash flows from financing activities:
Net increase in deposits	179,312	62,423	105,489
Exercise of stock options	596	887	1,395
Net change in short-term borrowings	-	(40,000)	36,801
Cash dividends paid	(9,225)	(7,657)	(6,106)
Net cash provided by financing activities	170,683	15,653	137,579
Net change in cash and cash equivalents	163,434	(2,480)	(16,911)
Cash and cash equivalents, beginning of year	48,547	51,027	67,938
Cash and cash equivalents, end of year	$211,981	$48,547	$51,027
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,068	$7,043	$3,294
Income taxes paid	$12,560	$13,830	$13,429
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$-	$3,320	$1,419
Dividends declared but not paid	$-	$-	$-
Unrealized gains/(losses) on securities available for sale	$7,324	$(2,678)	$(1,168)
Measurement period adjustment to goodwill	$-	$(335)	$-
Acquisitions:
Assets acquired	$-	$-	$416,595
Liabilities assumed	$-	$-	$290,371

See accompanying notes to the consolidated financial statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — People’s Utah Bancorp, Inc. (“PUB” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank”), which was organized in 1913.  AltabankTM is a Utah state-chartered bank.  AltabankTM operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). AltabankTM is not a member of the Federal Reserve System; however, PUB is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of AltabankTM. Both PUB and AltabankTM are subject to periodic examination by all of the applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers AltabankTM to be its sole operating segment.

AltabankTM is a community bank that provides highly personalized retail and commercial banking products and services to small-to-medium sized businesses and individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho.  AltabankTM offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. AltabankTM also offers mortgage loans secured by personal residences. AltabankTM offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. AltabankTM solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

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

When the estimated fair value of a security is lower than the book value, a security is considered temporarily impaired.  On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary.  If there is intent to sell the security, or if the Company will be required to sell the security, or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired (“OTTI”) and impairment is recognized.  The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in AOCI.

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

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Bank’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Loans held for sale —Single-family residential mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Loans with best effort delivery commitments are carried at the lower of aggregate cost or estimated fair value.  Loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans.  Fair values for loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.  Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Mortgage loans held for sale are generally sold with the mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Substantially all of the residential mortgage loans originated are sold to larger financial institutions.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Acquired loans - Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.  Should the Company’s allowance for credit losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans is no longer sufficient to cover probable losses inherent in those loans; the Company will establish an allowance for those loans through a charge to provision for loan losses.  At the time of an acquisition, the Company evaluates loans to determine if they are purchase credit impaired (“PCI”) loans. PCI loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual payments. The Company makes this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. The non-accretable difference on PCI loans is not accreted to interest income. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

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

The ALLL is based on a continuing review of loans, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations that may affect the borrower’s ability to repay, evaluations of the prevailing and anticipated economic conditions, and other qualitative factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

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

Bank-Owned Life Insurance (“BOLI”) — The Bank has purchased life insurance policies. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. BOLI is carried at the cash surrender value (“CSV”) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

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

Other Intangible Assets — Other intangible assets consist primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful life of such deposits. These assets are reviewed at least annually for events or circumstances that could affect their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable; impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Other real estate owned — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount of the foreclosed loan or the fair value of the foreclosed asset, less costs to sell, at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value, less selling costs. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.

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

Share-based compensation plans — The fair value of incentive share-based awards is recorded as compensation expense over the vesting period of the award. Compensation expense for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense for RSU’s is based on the fair value of the Company’s common shares at the date of grant. RSU awards generally vest in thirds over three years from date of grant.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Earnings per common share have been computed based on the following:

	Year ended December 31,
(Dollars in thousands, except share and share data)	2019	2018	2017
Numerator
Net income	$44,324	$40,632	$19,846
Denominator
Weighted-average number of common shares outstanding	18,822,103	18,679,165	18,019,643
Incremental shares assumed for stock options and RSUs	194,944	303,356	427,978
Weighted-average number of dilutive shares outstanding	19,017,047	18,982,521	18,447,621
Basic earnings per common share	$2.35	$2.18	$1.10
Diluted earnings per common share	$2.33	$2.14	$1.08

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

Advertising costs — Advertising costs are expensed when incurred and totaled $1.8 million in 2019, $1.3 million in 2018, and $1.4 million in 2017.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount; therefore, the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2017-08 on January 1, 2019 and it did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU significantly changes the accounting for credit loss measurement on loans and debt securities. For loans and held-to-maturity debt securities, the ASU requires a current expected credit loss (“CECL”) measurement to estimate the allowance for credit losses ( “ACL”) for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The ASU eliminates the existing guidance for Purchased Credit Impaired (“PCI”) loans but requires an allowance for purchased financial assets with more than an insignificant deterioration since origination, otherwise known as purchase credit deteriorated (“PCD”) assets. In addition, the ASU modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on an improvement in credit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019.

On October 16, 2019, the FASB voted to delay the adoption by two years to January 2023 for private companies, not-for-profit companies, and certain small public companies that meet the definition of a smaller reporting company (“SRC”), as defined by the Securities and Exchange Commission. To meet the requirements of an SRC, an entity must be an issuer as defined by the SEC and have public float of less than $250 million, or public float of less than $700 million and annual revenues of less than $100 million. As of June 30, 2019, our public float was $466 million and annual revenues for 2018 were $130 million. As a result, we are not an SRC and, therefore, were required to adopt the ASU effective January 1, 2020.

In implementing the ASU, the Company intends to recognize an ACL for held-to-maturity and available-for-sale debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of existing debt securities, the Company does not expect the ACL for debt securities to be material.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

The Company expects to use the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL. As described in the FASB Staff Question and Answers, the Company intends to use a qualitative approach to adjust historical loss information for current conditions and for reasonable and supportable forecasts. As noted in section ASU 326-20-30-9, “An entity shall not rely solely on past events to estimate expected credit losses. When an entity uses historical loss information, it shall consider the need to adjust historical information to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The adjustments to historical loss information may be qualitative in nature and should reflect changes related to relevant data (such as changes in unemployment rates, property values, commodity values, delinquency, or other factors that are associated with credit losses on the financial asset or in the group of financial assets).”

The Company expects the ACL to increase upon adoption, because the ACL is required to cover the full remaining expected life of the portfolio that is greater than one year, rather than the incurred loss model that assumes annual credit losses under current U.S. GAAP. In addition, a portion of the increase will be due to PCI loans that will be reclassified as PCD loans with the credit related non-accretable discount increasing both ACL and loan balances, but not retained earnings. However, accretable discounts held on non-PCD loans are not allowed to be moved to ACL as part of the adoption of this ASU.

The Company will set aside additional ACL for non-PCD loans through retained earnings upon adoption of this ASU. As a result, the Company will continue to hold accretable discounts that will be recorded to interest income over the remaining life of non-PCD loans as well as a similar amount in ACL.

The Company expects greater volatility in its earnings and those of other banks after adoption due to the nature and time horizon used to calculate CECL. In addition, the Company expects a potential negative impact to credit availability and reduced loan terms to borrowers as this ASU is adopted by financial institutions. Lastly, the Company expects a lack of comparability with financial performance to many of its peers as it adopts this ASU, due to delayed adoption for public companies with total assets similar in size to us.

The ultimate effect of CECL on our ACL will depend on the size and composition of the loan portfolio; the loan portfolio’s credit quality and economic conditions at the time of adoption; as well as any refinements to models, methodologies, and other key assumptions used.

The Company expects an increase in ACL of between approximately $10.0 million to $14.0 million, or approximately 30% to 45%.  This increase will include the gross-up for nonaccretable discounts on PCD loans of between approximately $2.5 million to $5.0 million, or approximately 10% to 15%.  The Company expects the cumulative, tax-effected impact to total shareholders’ equity of between approximately $6.0 million to $8.0 million, or approximately 2.0% to 2.5%.  The Company expects its regulatory capital amounts and ratios to be negatively impacted. An increase in our ACL will result in a decrease in regulatory capital amounts and ratios.

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

Lessees are no longer be provided with a source of off-balance sheet financing. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the new guidance effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach. The Company also elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component, and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. lease terms of twelve months or less). The Company has six real property leases under non-cancelable operating leases, five of which were subject to this ASU that resulted in the recognition of right-of-use assets and lease liabilities. Most of the Company’s equipment is owned or on short-term leases. The Company compiled a complete inventory of arrangements containing leases and analyzed the lease data necessary to meet the new requirements. In connection with the adoption of this ASU, as of January 1, 2019, the Company recorded a $2.2 million right of use asset and a $2.2 million lease liability on its Consolidated Statements of Financial Condition.

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2019 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
		Gross	Less
	Amortized	Unrealized	Than	12 Months	Fair
(Dollars in thousands)	Cost	Gain	12 Months	or Longer	Value
As of December 31, 2019
U.S. Government-sponsored securities	$20,957	$235	$-	$(2)	$21,190
Municipal securities	56,252	670	(1)	(9)	56,912
Mortgage-backed securities	321,944	2,188	(481)	(543)	323,108
Corporate securities	5,000	-	-	(215)	4,785
	$404,153	$3,093	$(482)	$(769)	$405,995
As of December 31, 2018
U.S. Government-sponsored securities	$48,954	$-	$-	$(588)	$48,366
Municipal securities	10,274	59	(12)	(53)	10,268
Mortgage-backed securities	222,218	218	(156)	(4,523)	217,757
Corporate securities	5,000	-	(23)	(404)	4,573
	$286,446	$277	$(191)	$(5,568)	$280,964

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

Carrying amounts and estimated fair values of securities held to maturity are as follows:

Gross Unrealized Losses
		Gross	Less
	Amortized	Unrealized	Than	12 Months	Fair
(Dollars in thousands)	Cost	Gain	12 Months	or Longer	Value
As of December 31, 2019
Municipal securities	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
As of December 31, 2018
Municipal securities	$65,462	$28	$(39)	$(685)	$64,766
	$65,462	$28	$(39)	$(685)	$64,766

The gross unrealized losses and the fair value for securities available for sale and held to maturity are as follows:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$5,998	$(2)	$5,998	$(2)
Municipal securities	3,060	(1)	1,338	(9)	4,398	(10)
Mortgage-backed securities	115,243	(481)	70,383	(543)	185,626	(1,024)
Corporate securities	-	-	4,785	(215)	4,785	(215)
	$118,303	$(482)	$82,504	$(769)	$200,807	$(1,251)
Held to Maturity
Municipal securities	$-	$-	$-	$-	$-	$-

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$48,366	$(588)	$48,366	$(588)
Municipal securities	1,701	(12)	4,095	(53)	5,796	(65)
Mortgage-backed securities	35,155	(156)	150,569	(4,523)	185,724	(4,679)
Corporate securities	1,977	(23)	2,596	(404)	4,573	(427)
	$38,833	$(191)	$205,626	$(5,568)	$244,459	$(5,759)
Held to Maturity
Municipal securities	$9,163	$(39)	$46,996	$(685)	$56,159	$(724)

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

The amortized cost and estimated fair values of investment securities that are available for sale and held to maturity at December 31, 2019, by contractual maturity, are as follows:

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities maturing in:
One year or less	$24,499	$24,544	$-	$-
After one year through five years	52,563	52,893	-	-
After five years through ten years	56,694	56,973	-	-
After ten years	270,397	271,585	-	-
	$404,153	$405,995	$-	$-

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

As of December 31, 2019 and 2018, the Company held 146 and 201 available for sale investment securities with fair values less than amortized cost, respectively. In addition, the Company did not hold any held to maturity securities at December 31, 2019.  The Company held 122 held to maturity securities with fair values less than amortized cost at December 31, 2018.  Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

The Company had sales of available for sale securities totaling $2.1 million during the year ended December 31, 2019, which resulted in a net loss of $4,000 compared with $500,000 during the year ended December 31, 2018, which resulted in a net loss of $336,000 and $126.2 million during the year ended December 31, 2017 which resulted in a net loss of $486,000. There were no available for sale securities in a nonaccrual status at December 31, 2019, 2018, and 2017.

During the year ended December 31, 2019, the Company elected to make a one-time transfer of 140 securities from the held to maturity classification of $64.6 million to the available for sale classification, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.  The Company had no sales of held to maturity securities during the years ended December 31, 2019 and 2018 respectively, compared to $204,000 during the year ended December 31, 2017, which resulted in a net loss of $13,000.   The company had no held to maturity securities in a nonaccrual status at December 31, 2019, 2018, and 2017.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses

Loans are summarized as follows:

(Dollars in thousands)	2019	2018
Loans held for investment:
Commercial real estate loans:
Real estate term	$948,073	$891,131
Construction and land development	273,963	324,506
Total commercial real estate loans	1,222,036	1,215,637
Commercial and industrial loans	284,738	295,569
Consumer loans:
Residential and home equity	162,559	155,601
Consumer and other	16,036	16,621
Total consumer loans	178,595	172,222
Gross loans held for investment	1,685,369	1,683,428
Less:
Net deferred loan fees	(4,451)	(4,526)
Loans held for investment	1,680,918	1,678,902
Less: allowance for loan losses	(31,426)	(25,245)
Loans held for investment, net	$1,649,492	$1,653,657

Changes in the allowance for loan losses are as follows:

	Year Ended December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$9,968	$7,022	$7,227	$729	$299	$25,245
Provisions for loan losses	2,401	(917)	5,157	370	(11)	7,000
Charge-offs	(118)	(5)	(2,644)	(19)	(360)	(3,146)
Recoveries	24	890	1,152	38	223	2,327
Balance at end of year	$12,275	$6,990	$10,892	$1,118	$151	$31,426

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$6,706	$6,309	$4,314	$815	$159	$18,303
Provisions for loan losses	3,414	587	4,464	(170)	330	8,625
Charge-offs	(294)	(1)	(2,801)	—	(369)	(3,465)
Recoveries	142	127	1,250	84	179	1,782
Balance at end of year	$9,968	$7,022	$7,227	$729	$299	$25,245

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	Year Ended December 31, 2017
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Balance at beginning of year	$6,770	$5,449	$3,718	$617	$161	$16,715
Provisions for loan losses	67	731	1,423	406	123	2,750
Charge-offs	(350)	-	(1,098)	(359)	(231)	(2,038)
Recoveries	219	129	271	151	106	876
Balance at end of year	$6,706	$6,309	$4,314	$815	$159	$18,303

Non-accrual loans are summarized as follows:

(Dollars in thousands)	2019	2018
Non-accrual loans, not troubled debt restructured:
Real estate term	$2,416	$309
Construction and land development	60	-
Commercial and industrial	1,550	347
Residential and home equity	45	-
Consumer and other	8	-
Total non-accrual loans, not troubled debt restructured	4,079	656
Troubled debt restructured loans, non-accrual:
Real estate term	2,393	1,449
Construction and land development	-	-
Commercial and industrial	658	150
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	3,051	1,599
Total non-accrual loans	$7,130	$2,255

As of December 31, 2019 and 2018, there were $1.66 million and $2.24 million, respectively, in purchased credit impaired loans (“PCI”) that were not performing to the original contractual terms.  Including these PCI loans, total non-accrual loans were $8.8 million and $4.5 million at December 31, 2019 and 2018, respectively.

Troubled debt restructured (“TDR”) loans are summarized as follows:

(Dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$25,346	$5,912
Non-accrual troubled debt restructured loans	3,051	1,599
Total troubled debt restructured loans	$28,397	$7,511

There were no PCI TDR non-performing loans as of December 31, 2019 and 2018, respectively.

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

	Year Ended December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	9	1	32	5	-	47
Pre-modification balance	$6,846	$4,075	$12,683	$1,647	$-	$25,251
Post-modification balance	$6,846	$4,075	$12,683	$1,647	$-	$25,251

TDRs that subsequently defaulted
Number of loans	1	-	1	-	-	2
Pre-modification balance	$1,094	$-	$18	$-	$-	$1,112

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	4	-	6	1	-	11
Pre-modification balance	$3,434	$-	$1,460	$532	$-	$5,426
Post-modification balance	$3,434	$-	$1,460	$532	$-	$5,426

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,449	$-	$150	$-	$-	$1,599

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2019
		30-89	90+			Purchased
		Days	Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$942,370	$534	$-	$4,809	$5,343	$360	$948,073
Construction and land development	273,268	570	-	60	630	65	273,963
Total commercial real estate	1,215,638	1,104	-	4,869	5,973	425	1,222,036
Commercial and industrial	279,072	403	-	2,208	2,611	3,055	284,738
Consumer:
Residential and home equity	162,360	154	-	45	199	-	162,559
Consumer and other	15,727	298	3	8	309	-	16,036
Total consumer	178,087	452	3	53	508	-	178,595
Total gross loans	$1,672,797	$1,959	$3	$7,130	$9,092	$3,480	$1,685,369

	December 31, 2018
		30-89	90+			Purchased
		Days	Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$886,974	$1,467	$-	$1,758	$3,225	$932	$891,131
Construction and land development	321,389	2,833	-	-	2,833	284	324,506
Total commercial real estate	1,208,363	4,300	-	1,758	6,058	1,216	1,215,637
Commercial and industrial	288,328	3,225	-	497	3,722	3,519	295,569
Consumer:
Residential and home equity	154,368	1,233	-	-	1,233	-	155,601
Consumer and other	16,180	424	17	-	441	-	16,621
Total consumer	170,548	1,657	17	-	1,674	-	172,222
Total gross loans	$1,667,239	$9,182	$17	$2,255	$11,454	$4,735	$1,683,428

Loans 90+ days past due are still accruing.  Included in purchased credit impaired loans are $1.66 million and $ 2.24 million that are not performing to the original contractual terms as of December 31, 2019 and 2018, respectively.

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

For consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$901,353	$23,202	$23,518	$-	$948,073	$12,275
Construction and land development	259,245	10,182	4,536	-	273,963	6,990
Total commercial real estate	1,160,598	33,384	28,054	-	1,222,036	19,265
Commercial and industrial	259,035	6,629	19,074	-	284,738	10,892
Consumer loans:
Residential and home equity	158,364	204	3,991	-	162,559	1,118
Consumer and other	16,034	-	2	-	16,036	151
Total consumer	174,398	204	3,993	-	178,595	1,269
Total	$1,594,031	$40,217	$51,121	$-	$1,685,369	$31,426

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$865,472	$14,339	$11,320	$-	$891,131	$9,968
Construction and land development	322,625	1,332	549	-	324,506	7,022
Total commercial real estate	1,188,097	15,671	11,869	-	1,215,637	16,990
Commercial and industrial	271,825	10,138	13,606	-	295,569	7,227
Consumer loans:
Residential and home equity	150,590	620	4,391	-	155,601	729
Consumer and other	16,574	29	18	-	16,621	299
Total consumer	167,164	649	4,409	-	172,222	1,028
Total	$1,627,086	$26,458	$29,884	$-	$1,683,428	$25,245

The ALLL and outstanding loan balances reviewed according to the Company’s impairment method are summarized as follows:

	December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$825	$1,305	$4,901	$401	$-	$7,432
Collectively evaluated for impairment	11,255	5,669	5,991	717	151	23,783
Purchased credit-impaired loans	195	16	-	-	-	211
Total	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Outstanding loan balances:
Individually evaluated for impairment	$18,305	$4,474	$14,467	$3,701	$-	$40,947
Collectively evaluated for impairment	929,408	269,424	267,216	158,858	16,036	1,640,942
Purchased credit-impaired loans	360	65	3,055	-	-	3,480
Total gross loans	$948,073	$273,963	$284,738	$162,559	$16,036	$1,685,369

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$324	$-	$1,781	$55	$-	$2,160
Collectively evaluated for impairment	9,644	7,022	5,446	674	299	23,085
Purchased credit-impaired loans	-	-	-	-	-	-
Total	$9,968	$7,022	$7,227	$729	$299	$25,245
Outstanding loan balances:
Individually evaluated for impairment	$9,689	$268	$9,581	$4,095	$-	$23,633
Collectively evaluated for impairment	880,510	323,954	282,469	151,506	16,621	1,655,060
Purchased credit-impaired loans	932	284	3,519	-	-	4,735
Total gross loans	$891,131	$324,506	$295,569	$155,601	$16,621	$1,683,428

Information on impaired loans is summarized as follows:

	December 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$18,305	$11,684	$6,621	$18,305	$825
Construction and land development	4,474	121	4,353	4,474	1,305
Total commercial real estate	22,779	11,805	10,974	22,779	2,130
Commercial and industrial	14,467	2,591	11,876	14,467	4,901
Consumer loans:
Residential and home equity	3,701	3,194	507	3,701	401
Consumer and other	-	-	-	-	-
Total consumer	3,701	3,194	507	3,701	401
Total	$40,947	$17,590	$23,357	$40,947	$7,432

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

	December 31, 2018
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$9,689	$3,823	$5,866	$9,689	$324
Construction and land development	997	268	-	268	-
Total commercial real estate	10,686	4,091	5,866	9,957	324
Commercial and industrial	10,113	5,494	4,087	9,581	1,781
Consumer loans:
Residential and home equity	4,095	3,046	1,049	4,095	55
Consumer and other	-	-	-	-	-
Total consumer	4,095	3,046	1,049	4,095	55
Total	$24,894	$12,631	$11,002	$23,633	$2,160

The interest income recognized on impaired loans was as follows:

	Year Ended December 31,
	2019		2018		2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$14,516	$747	$8,027	$332	$6,489	$187
Construction and land development	3,668	274	1,499	106	3,107	137
Total commercial real estate	18,184	1,021	9,526	438	9,596	324
Commercial and industrial	12,496	780	8,049	426	7,552	276
Consumer loans:
Residential and home equity	3,458	197	2,409	118	1,313	46
Consumer and other	-	-	-	-	-	-
Total consumer	3,458	197	2,409	118	1,313	46
Total	$34,138	$1,998	$19,984	$982	$18,461	$646

Purchased credit-impaired loans and purchased non-credit-impaired loans -- Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either PCI or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $6.2 million and $7.7 million at December 31, 2019 and 2018, respectively. The carrying balance of PCI loans was $3.5 million and $4.7 million at December 31, 2019 and 2018, respectively.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Continued

The following table presents the changes in the accretable yield for purchased loans for December 31, 2019, and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$5,884	$8,536
Accretion to interest income	(1,818)	(2,866)
Additions from acquisitions	-	-
Reclassification from non-accretable difference	181	214
Balance, end of period	$4,247	$5,884

The following table presents the changes in the non-accretable yield for purchased loans for December 31, 2019, and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Balance, beginning of period	$2,942	$3,739
Additions from acquisitions	-	-
Loans charged off	-	(583)
Reclassification to accretable	(181)	(214)
Balance, end of period	$2,761	$2,942

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Loan Losses – Concluded

The following table summarizes the balance of purchased loans as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Performing Purchased Loans	PCI Loans	Total Acquired Loans
Commercial real estate loans:
Real estate term	$155,644	$360	$156,004
Construction and land development	361	65	426
Total commercial real estate loans	156,005	425	156,430
Commercial and industrial loans	14,287	3,055	17,342
Consumer loans:
Residential and home equity	21,963	-	21,963
Consumer and other	576	-	576
Total consumer loans	22,539	-	22,539
Total loans carrying balance	$192,831	$3,480	$196,311

Total loans unpaid principal balance	$197,094	$6,241	$203,335

	December 31, 2018
(Dollars in thousands)	Performing Purchased Loans	PCI Loans	Total Acquired Loans
Commercial real estate loans:
Real estate term	$194,904	$932	$195,836
Construction and land development	7,801	284	8,085
Total commercial real estate loans	202,705	1,216	203,921
Commercial and industrial loans	34,492	3,519	38,011
Consumer loans:
Residential and home equity	24,194	-	24,194
Consumer and other	940	-	940
Total consumer loans	25,134	-	25,134
Total loans carrying balance	$262,331	$4,735	$267,066

Total loans unpaid principal balance	$268,215	$7,677	$275,892

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other clients, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $5.4 million and $5.6 million at December 31, 2019, and 2018, respectively. Available lines of credit for loans and credit cards to affiliates were $278,000 at December 31, 2019.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(Dollars in thousands)	2019	2018
Land and buildings	$45,426	$45,060
Equipment, furniture, and software	27,691	24,095
	73,117	69,155
Accumulated depreciation and amortization	(33,643)	(32,623)
	$39,474	$36,532

The Company leases certain properties from third parties under operating leases.  Total rent expense for the years ended December 31, 2019, 2018, and 2017, was $874,000, $909,000, and $539,000, respectively.

The Company had depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017, of $3.4 million, $3.3 million, and $2.6 million, respectively.

The total future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2019 are as follows:

(Dollars in thousands)	Amount
2020	$800
2021	704
2022	581
2023	256
2024 and beyond	-
$2,341

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(Dollars in thousands)	2019	2018
Non-interest bearing	$719,410	$642,594

Interest bearing deposits:
Interest bearing demand and savings	846,199	795,456
Money market accounts	324,565	257,308
Certificates of deposit less than or equal to $250,000	131,882	143,387
Certificates of deposit greater than $250,000	34,311	38,310
Total interest bearing deposits	1,336,957	1,234,461
Total deposits	$2,056,367	$1,877,055

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Deposits – Continued

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2020	$93,543
2021	26,719
2022	13,979
2023	17,337
2024 and beyond	14,615
$166,193

Deposits held by affiliates were $4.5 million and $8.8 million as of December 31, 2019 and 2018, respectively.

Note 6 — Short-term borrowings

As of December 31, 2019, committed Federal funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal funds interest rate as of December 31, 2019 was 1.80%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $676.9 million, which is secured by $929.3 million in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 1.73% as of December 31, 2019.

The Company holds $26.8 million in investment securities in its Federal Reserve Bank (“Fed”) account. As of December 31, 2019, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed is $26.5 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed advances as of December 31, 2019 and 2018.

Securities sold under agreements to repurchase are generally overnight financing arrangements with clients collateralized by the Company’s investment securities that mature within 144 months. As of December 31, 2019 and 2018, the Company had no investment securities pledged for securities sold under agreements to repurchase.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings – Continued

Information concerning short-term borrowings consist of the following as of December 31:

(Dollars in thousands)	2019	2018	2017
Security repurchase agreements:
Average daily balance	$-	$-	$2,568
Weighted average rate	0.00%	0.00%	0.14%
Highest month-end balance	$-	$-	$3,789
Year-end balance	$-	$-	$-
Weighted average rate on outstanding at year-end	0.00%	0.00%	0.00%

Other short-term borrowings:
Average daily balance	$2,419	$71,880	$4,894
Weighted average rate	2.63%	1.98%	1.28%
Highest month-end balance	$-	$145,000	$40,000
Year-end balance	$-	$-	$40,000
Weighted average rate on outstanding at year-end	0.00%	0.00%	1.63%

Note 7 — Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Current:
Federal	$10,685	$11,167	$10,778
State	2,852	2,904	1,709
	13,537	14,071	12,487
Deferred:
Federal	(26)	(1,662)	3,468
State	(8)	(355)	522
Deferred	(34)	(2,017)	3,990
Income tax expense	$13,503	$12,054	$16,477

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Tax rate change	0.0%	(0.5)%	13.0%
State taxes, net of federal income tax benefit	3.8%	3.7%	2.9%
Tax-exempt interest and income	(0.8)%	(0.8)%	(2.1)%
Equity awards expense	(0.3)%	(0.4)%	(2.8)%
Other, net	(0.4)%	(0.1)%	(0.6)%
Effective tax rate	23.3%	22.9%	45.4%

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes – Continued

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(Dollars in thousands)	2019	2018
Deferred income tax assets:
Allowance for loan losses	$8,412	$7,435
Deferred loan fees and costs	1,635	1,920
Fair value adjustments on certificates of deposit	100	135
Deferred compensation	419	429
Unrealized loss on securities	-	1,371
State income taxes	599	608
Other	612	902
	11,777	12,800

Deferred income tax liabilities:
FHLB dividends	166	166
Mortgage servicing rights	172	182
Unrealized gain on securities	461	-
Basis difference in premises, equipment and other assets	1,262	938
	2,061	1,286
Net deferred income tax assets	$9,716	$11,514

The Company believes, based on available information, that it is more likely than not that the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2019 and 2018.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2019 and 2018, the Company did not have any significant uncertain tax positions.  The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes.  The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The credit to current tax expense related to tax-deductible stock compensation expense was $0.2 million, $0.2 million and $1.2 million in 2019, 2018 and 2017, respectively.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2016 through 2019 tax years remain subject to selection for examination as of December 31, 2019. None of the Company’s income tax returns are currently under audit. As of December 31, 2019 and 2018, the Company has no net operating loss or tax credit carry-forwards.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

(Dollars in thousands)	2019	2018
Commitments to extend credit, including unsecured commitments of $32,995 and $16,304 as of December 31, 2019 and 2018, respectively	$632,577	$577,612
Stand-by letters of credit and bond commitments, including unsecured commitments of $555 and $730 as of December 31, 2019 and 2018, respectively	23,860	22,979
Unused credit card lines, all unsecured	26,121	24,885

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the client.

Unused credit card lines are commitments for possible future extensions of credit to existing clients. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

As of December 31, 2019, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2019
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,291	17.18%	$79,193	4.50%	$114,390	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,291	17.18%	105,590	6.00%	140,787	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,415	18.43%	140,787	8.00%	175,984	10.00%
Tier 1 Leverage	302,291	12.67%	95,431	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$297,108	16.88%	$79,191	4.50%	$114,387	6.50%
Tier 1 Capital to Risk-Weighted Assets	297,108	16.88%	105,588	6.00%	140,784	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	319,233	18.14%	140,784	8.00%	175,981	10.00%
Tier 1 Leverage	297,108	12.45%	95,429	4.00%	119,286	5.00%

	December 31, 2018
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$264,790	15.11%	$78,857	4.50%	$113,904	6.50%
Tier 1 Capital to Risk-Weighted Assets	264,790	15.11%	105,142	6.00%	140,190	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	286,747	16.36%	140,190	8.00%	175,237	10.00%
Tier 1 Leverage	264,790	12.27%	86,351	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$261,703	14.94%	$78,833	4.50%	$113,870	6.50%
Tier 1 Capital to Risk-Weighted Assets	261,703	14.94%	105,111	6.00%	140,148	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	283,654	16.19%	140,148	8.00%	175,185	10.00%
Tier 1 Leverage	261,703	12.12%	86,346	4.00%	107,932	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $9.4 million and $2.2 million as of December 31, 2019 and 2018, respectively.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The following table summarizes dividends per share declared and paid per quarter for the periods indicated:

	Years Ended December 31,
	2019	2018
First quarter	$0.11	$0.09
Second quarter	0.12	0.10
Third quarter	0.13	0.11
Fourth quarter	0.13	0.11
Total	$0.49	$0.41

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

Under the plans, share-based options are exercisable at the time of grant or other times subject to such terms and conditions as determined by the Board. Share-based options granted may be exercised in whole or in part at any time during the maximum option term of ten years. All share-based options are adjustable for any future stock splits or stock dividends. The Board has the authority to grant to eligible participants one or more of the various share-based incentive awards. To date, the Company has issued incentive share-based options, non-qualified share-based options and restricted stock units to participants. Fair value of the exercise price prior to the Company’s initial public offering in June 2015 was set at the time of grant based on independent valuations and related models; and after the initial public offering, fair value is based on market prices at the date of grant. The Company’s policy is to issue common shares to the person exercising share-based options.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2017	762,716	$7.42
Granted	17,692	29.59
Exercised	(221,337)	7.76
Forfeited	(14,358)	15.41
Outstanding at December 31, 2017	544,713	10.14
Granted	33,382	32.31
Exercised	(218,928)	8.45
Forfeited	(8,524)	7.61
Outstanding at December 31, 2018	350,643	13.38
Granted	545	27.53
Exercised	(139,598)	9.05
Forfeited	-	-
Outstanding at December 31, 2019	211,590	16.27	2.45	$3,603
Exercisable at December 31, 2019	190,514	14.59	2.54	2,965
Exercisable at December 31, 2018	292,100	11.27	3.25	5,562

The weighted-average grant-date fair value of options per share granted, using the Black-Scholes method of valuation, was $7.80, $3.58 and $3.82 during 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $5.2 million and $4.2 million, respectively. Shares issued upon exercises of stock options in 2019 were reduced by 22,903 shares related to net settled option exercises or existing shares tendered as consideration.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2017	27,895	$12.97
Granted	27,811	28.92
Vested	(15,838)	13.37
Forfeited	(292)	12.10
Non-vested at December 31, 2017	39,576	24.02
Granted	32,853	31.09
Vested	(28,420)	32.06
Forfeited	(1,565)	30.66
Non-vested at December 31, 2018	42,444	30.00
Granted	41,709	29.87
Vested	(24,980)	25.96
Forfeited	(5,124)	30.25
Non-vested at December 31, 2019	54,049	29.98

The total intrinsic value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 were $648,000, $911,000, and $423,000, respectively.

As of December 31, 2019, there was $1,007,000 of total unrecognized compensation expense related to stock options and RSUs granted to be recognized over a weighted-average period of 2.45 years.

As of December 31, 2018, there was $956,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 3.1 years.

As of December 31, 2017, there was $711,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 1.2 years.

The Company recorded share-based compensation expense of $1,011,000, $891,000 and $510,000 for the years ended December 31, 2019, 2018, and 2017, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2019, 2018, and 2017: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 13.3% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are estimated based on the Company’s historical forfeiture experience.  Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted.

Share-based compensation expense related to restricted stock units and non-qualified stock options was $1,010,000, $862,000 and $342,000 for the years ended December 31, 2019, 2018, and 2017; and the related recognized income tax benefit associated with this expense is $236,000, $216,000 and $131,000, respectively.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

Profit Sharing — The Company provides an annual discretionary profit sharing contribution to all eligible employees based on each years’ financial performance as recommended by management and approved by the Board of Directors.  The profit sharing contribution can be contributed to either the 401(k) plan or the company’s Employee Stock Ownership Plan (“ESOP”).  The company made profit sharing contributions of $1,148,000, $1,000,000 and $725,000 in 2019, 2018, and 2017, respectively.

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made matching contributions of $1,054,000, $964,000 and $883,000 in 2019, 2018, and 2017, respectively.

Employee Stock Ownership Plan — The Company formed an ESOP in 2018 to provide eligible employees with the benefits of ownership in the Company’s stock.

Note 12 — Fair Value

Fair value measurements — The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2019 and 2018:

		2019		2018
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	1	$211,981	$211,981	$48,547	$48,547
Investment securities available for sale	2	395,410	395,410	280,964	280,964
Investment securities available for sale	3	10,585	10,585	-	-
Investment securities held to maturity	2	-	-	50,905	50,364
Investment securities held to maturity	3	-	-	14,557	14,402
Non-marketable securities	2	2,623	2,623	2,551	2,551
Loans held for sale	2	18,669	18,669	10,267	10,267
Loans held for investment	3	1,649,492	1,639,480	1,653,657	1,637,617

Financial Liabilities:
Total deposits	2	$2,056,367	$1,851,954	$1,877,055	$1,675,992

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$395,410	$10,585	$405,995
Fair valued on a non-recurring basis:
Impaired loans	-	-	17,497	17,497

As of December 31, 2018
Fair valued on a recurring basis:
Investment securities available for sale	$-	$280,964	$-	$280,964
Fair valued on a non-recurring basis:
Impaired loans	-	-	7,304	7,304

Non-recurring Measurements:  Impaired loans are classified with Level 3 of the fair value hierarchy.  The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated costs to sell.  The Company receives an appraisal or performs an evaluation for each impaired loan.  The key inputs used to determine the fair value of impaired loans include selling costs, and adjustment to comparable collateral.  Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness.  Appraisals are typically obtained at least on an annual basis.  The Company also considers other factors and events that may affect the fair value.  The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed.  After review and acceptance of the appraisal or evaluation, adjustments to impaired loans may occur.

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

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2019, The Bank’s lending limit was $53.8 million.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the client defaults, and the value of any existing collateral becomes worthless.

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to PUB, on a parent-only basis, is as follows as of and for the years ended December 31:

(Dollars in thousands)	2019	2018
Balance Sheets
Assets
Cash and cash equivalents	$4,895	$3,286
Investment in subsidiaries	327,178	287,075
Other assets	370	520
Total assets	$332,443	$290,881
Liabilities and shareholders' equity
Due to subsidiaries, net	$61	$337
Other liabilities	20	382
Shareholders' equity	332,362	290,162
Total liabilities and shareholders' equity	$332,443	$290,881

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(Dollars in thousands)	2019	2018	2017
Statements of Income
Dividend and other income from subsidiaries	$11,400	$7,900	$5,300
Interest and dividends	13	6	310
Total income	11,413	7,906	5,610

Salaries and employee benefits	121	283	1,455
Other expenses	775	666	420
Total expenses	896	949	1,875

Income before income taxes	10,517	6,957	3,735
Income tax benefit	208	266	575
	10,725	7,223	4,310
Equity in undistributed net income of subsidiaries	33,599	33,409	15,536
Net income	$44,324	$40,632	$19,846

(Dollars in thousands)	2019	2018	2017
Statements of Cash Flows
Cash flows from operating activities:
Net income	$44,324	$40,632	$19,846
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(33,599)	(33,409)	(15,536)
Net amortization of securities discounts and premiums	-	-	-
Change in other assets and liabilities	(487)	214	(1,204)
Net change provided by operating activities	10,238	7,437	3,106
Cash flows from investing activities:
Purchase of available for sale securities	-	-	-
Maturities/sales of available for sale securities	-	-	34,278
Investments in banking subsidiary	-	-	(46,977)
Net change (used in) provided by investing activities	-	-	(12,699)
Cash flows from financing activities:
Issuance of common shares	-	-	13,977
Exercise of stock options	596	887	1,395
Dividends paid	(9,225)	(7,657)	(6,106)
Net change (used in) provided by financing activities	(8,629)	(6,770)	9,266
Net change in cash and cash equivalents	1,609	667	(327)
Cash and cash equivalents, beginning of year	3,286	2,619	2,946
Cash and cash equivalents, end of year	$4,895	$3,286	$2,619

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 —Acquisitions

Utah Banner Bank Branch Acquisition

On October 6, 2017, the Company acquired the loans and deposits of seven Utah branch locations from Banner Bank (“Banner branches”).  The Company acquired $257 million in loans, assumed $160 million in deposits, and paid a deposit premium of $13.8 million based on average deposits at closing.  Two of the seven branches were consolidated into existing Bank branches.  The Company has successfully completed the conversion of these branches into its core-banking platform and integrated personnel into the Company’s operations.

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

Note 15 —Acquisitions – Continued

Pro forma income statements are not being presented as the information is not practicable to produce.

Town & Country Bank Acquisition

The Company also completed the merger with Town & Country Bank (“TC Bank”) located in St. George, Utah on November 13, 2017, including the acquisition of $117 million in loans and assumption of $124 million in deposits.

The Company successfully completed the conversion of this branch into its core-banking platform, consolidated its existing branch and the TC Bank branch in St. George into one branch, and integrated personnel into the Company’s operations.  The Company exchanged TC Bank shares for 466,546 PUB common shares and paid cash of $11.6 million of which $2.0 million is being held in escrow to cover potential loss indemnifications.

The acquired assets and assumed liabilities were recorded at fair value at the date of the respective acquisitions.  In accordance with GAAP guidance for business combinations, the Company recorded $11.1 million of goodwill and $845,000 of core deposit intangibles and $702,000 in deposit premium on certificates of deposit related to TC Bank on the acquisition date. The core deposit intangible is being amortized using a straight-line method over a period of ten years with no significant residual value. The deposit premium is being accreted into net interest income over the life of the certificates of deposit. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of TC Bank’s previously established allowance for loan losses. The acquisition was a tax-free exchange; therefore, for tax purposes, purchase accounting adjustments, including goodwill, for the TC Bank acquisition are all non-taxable and/or non-deductible.

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 —Acquisitions – Continued

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

The two acquisitions were consistent with the Company’s strategy to expand our presence in Utah. The acquisitions offer the Company the opportunity to increase profitability by introducing existing products and services to the acquired client base as well as add new clients in Utah.  Goodwill arising from the acquisition consisted largely of synergies and the cost savings resulting from the combined operations.

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

PEOPLE’S UTAH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16— Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2019
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$26,907	$27,720	$28,191	$27,100
Provision for loan losses	1,550	2,150	2,100	1,200
Non-interest income	3,337	3,598	4,467	3,779
Non-interest expense	14,916	14,699	16,068	14,589
Income before income tax expense	13,778	14,469	14,490	15,090
Income tax expense	3,273	3,480	3,355	3,395
Net income	$10,505	$10,989	$11,135	$11,695
Earnings per common share:
Basic	$0.56	$0.58	$0.59	$0.62
Diluted	$0.55	$0.58	$0.59	$0.61

	Quarters Ended 2018
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$25,944	$26,978	$27,182	$28,074
Provision for loan losses	2,050	1,475	1,925	3,175
Non-interest income	3,718	4,066	3,794	3,551
Non-interest expense	16,048	15,823	15,280	14,845
Income before income tax expense	11,564	13,746	13,771	13,605
Income tax expense	2,560	3,279	3,288	2,927
Net income	$9,004	$10,467	$10,483	$10,678
Earnings per common share:
Basic	$0.48	$0.56	$0.56	$0.57
Diluted	$0.48	$0.55	$0.55	$0.56

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

Moss Adams LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2019, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2020 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Delinquent Section 16(a) Reports” is set forth under the section “Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

2.1#	Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated July 26, 2017 (5)
2.2#	First Amendment to Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated October 4, 2017 (6)
2.3#	Merger Agreement among People’s Utah Bancorp, People’s Intermountain Bank, Town & Country Bank, Inc. and the Shareholders’ Representative dated May 31, 2017 (7)
2.4#	Amendment No. 1 to Merger Agreement dated August 31, 2017 (7)
2.5#	Amendment No. 2 to Merger Agreement dated October 25, 2017 (7)
3.1	Amended and Restated Articles of Incorporation of People’s Utah Bancorp (1)
3.2	Amended and Restated Bylaws of People’s Utah Bancorp (1)
4.1	Specimen Share Certificate for Common Shares of People’s Utah Bancorp (3)
4.2	Description of Registered Securities
10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)
10.2*	People’s Utah Bancorp Amended and Restated 2008 Incentive Plan (1)
10.3*	People’s Utah Bancorp Incentive Plan (1999 Incentive Plan) and all amendments thereto (1)
10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)
10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)
10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)
10.7	Form of Director and Officer Indemnification Agreement (2)
10.8*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Len E. Williams (10)
10.9*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Mark K. Olson (10)
10.10*	Change In Control Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank, and Rick W. Anderson (10)
10.11*	Change In Control Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank, and Judd J. Austin (11)
10.12*	People's Utah Bancorp Employee Stock Ownership Plan Trust Agreement (2018 Statement) (9)
16.1	Letter from Tanner LLC (8)
21	Subsidiaries of the Company

23.1	Consent of Moss Adams LLP
23.2	Consent of Tanner LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101

The following financial information from People’s Utah Bancorp Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Compensatory plan or arrangement
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any such omitted schedule or exhibit to the SEC upon request.
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.
(4)	Filed as part of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.
(5)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2017.
(6)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2017.
(7)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 15, 2018.
(8)	Filed as part of the Registrant’s Current Report on Form 8-K filed on April 3, 2018.
(9)	Filed as part of the Registrant’s Current Report on Form 8-K filed on December 4, 2018.
(10)	Filed as part of the Registrant’s Current Report on Form 8-K filed on March 5, 2019.
(11)	Filed as part of the Registrant’s Current Report on Form 8-K filed on October 1, 2019.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2020.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Len E. Williams	Director, President and Chief Executive Officer
Len E. Williams	(Principal Executive Officer)

/s/ Mark K. Olson	Executive Vice President and Chief Financial Officer
Mark K. Olson	(Principal Financial and Accounting Officer)

/s/ Richard T. Beard	Director, Chairman
Richard T. Beard

/s/ David G. Anderson David G. Anderson /s/ R. Brent Anderson R. Brent Anderson	Director Director
/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ Matthew S. Browning	Director
Matthew S. Browning

/s/ Fred W. Fairclough Jr.	Director
Fred W. Fairclough Jr.

/s/ Natalie Gochnour	Director
Natalie Gochnour

/s/ Jonathan B. Gunther	Director
Jonathan B. Gunther /s/ Paul R. Gunther Paul R. Gunther	Director
/s/ Douglas H. Swenson	Director
Douglas H. Swenson