Form 10-K/A
period 2019-12-31
People's Utah Bancorp
filed 2020-03-17
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On March 13, 2020, People’s Utah Bancorp (the “Company”) filed an Annual Report on Form 10-K (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the year ended on December 31, 2019.  This Amendment No. 1 is solely being filed to include a signed version of both the Moss Adams LLP Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1, as well as, to correct the signature date on the Tanner LLC Report of Independent Registered Public Accounting Firm.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by People’s Utah Bancorp’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32, so Item 15 of Part IV of the Original Report has also been amended.

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

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

2.1#	Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated July 26, 2017 (5)
2.2#	First Amendment to Purchase and Assumption Agreement between Banner Bank and People’s Intermountain Bank dated October 4, 2017 (6)
2.3#	Merger Agreement among People’s Utah Bancorp, People’s Intermountain Bank, Town & Country Bank, Inc. and the Shareholders’ Representative dated May 31, 2017 (7)
2.4#	Amendment No. 1 to Merger Agreement dated August 31, 2017 (7)
2.5#	Amendment No. 2 to Merger Agreement dated October 25, 2017 (7)
3.1	Amended and Restated Articles of Incorporation of People’s Utah Bancorp (1)
3.2	Amended and Restated Bylaws of People’s Utah Bancorp (1)
4.1	Specimen Share Certificate for Common Shares of People’s Utah Bancorp (3)
4.2	Description of Registered Securities (12)
10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)
10.2*	People’s Utah Bancorp Amended and Restated 2008 Incentive Plan (1)
10.3*	People’s Utah Bancorp Incentive Plan (1999 Incentive Plan) and all amendments thereto (1)
10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)
10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)
10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)
10.7	Form of Director and Officer Indemnification Agreement (2)
10.8*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Len E. Williams (10)
10.9*	Employment Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank and Mark K. Olson (10)
10.10*	Change In Control Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank, and Rick W. Anderson (10)
10.11*	Change In Control Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank, and Judd J. Austin (11)
10.12*	People's Utah Bancorp Employee Stock Ownership Plan Trust Agreement (2018 Statement) (9)
16.1	Letter from Tanner LLC (8)
21	Subsidiaries of the Company (12)

23.1	Consent of Moss Adams LLP
23.2	Consent of Tanner LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
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

*	Compensatory plan or arrangement
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any such omitted schedule or exhibit to the SEC upon request.
(1)	Filed as part of the Registrant's Draft Registration Statement on Form S-1 filed on March 11, 2015.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.
(4)	Filed as part of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.
(5)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2017.
(6)	Filed as part of the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2017.
(7)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 15, 2018.
(8)	Filed as part of the Registrant’s Current Report on Form 8-K filed on April 3, 2018.
(9)	Filed as part of the Registrant’s Current Report on Form 8-K filed on December 4, 2018.
(10)	Filed as part of the Registrant’s Current Report on Form 8-K filed on March 5, 2019.
(11)	Filed as part of the Registrant’s Current Report on Form 8-K filed on October 1, 2019.
(12)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 13, 2020.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2020.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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