Form 10-Q
period 2020-03-31
People's Utah Bancorp
filed 2020-05-11
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 18,787,970 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,203	$38,987
Interest-bearing deposits	120,176	171,955
Federal funds sold	1,248	1,039
Total cash and cash equivalents	157,627	211,981
Investment securities - available for sale, at fair value	577,000	405,995
Non-marketable equity securities	2,890	2,623
Loans held for sale	21,572	18,669
Loans:
Loans held for investment	1,642,516	1,680,918
Allowance for credit losses	(41,253)	(31,426)
Total loans held for investment, net	1,601,263	1,649,492
Premises and equipment, net	39,492	39,474
Goodwill	25,673	25,673
Bank-owned life insurance	27,184	27,037
Deferred income tax assets, net	8,003	9,716
Accrued interest receivable	8,464	7,904
Other intangibles	2,859	2,970
Other real estate owned	-	-
Other assets	4,985	4,800
Total assets	$2,477,012	$2,406,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$737,001	$719,410
Interest bearing deposits	1,385,017	1,336,957
Total deposits	2,122,018	2,056,367
Short-term borrowings	-	-
Accrued interest payable	503	546
Other liabilities	14,354	17,059
Total liabilities	2,136,875	2,073,972

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,787,810 and 18,870,498 shares issued and outstanding as of March 31, 2020
and December 31, 2019, respectively	188	189
Additional paid-in capital	86,318	87,913
Retained earnings	244,325	242,878
Accumulated other comprehensive income	9,306	1,382
Total shareholders’ equity	340,137	332,362
Total liabilities and shareholders’ equity	$2,477,012	$2,406,334

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share amounts)	2020	2019
Interest income
Interest and fees on loans	$25,925	$26,980
Interest and dividends on investments	3,459	2,172
Total interest income	29,384	29,152
Interest expense	2,163	2,245
Net interest income	27,221	26,907
Provision for credit losses	650	1,550
Net interest income after provision for credit losses	26,571	25,357
Non-interest income
Mortgage banking	1,710	1,417
Card processing	707	615
Service charges on deposit accounts	780	657
Other	543	648
Total non-interest income	3,740	3,337
Non-interest expense
Salaries and employee benefits	10,844	9,886
Occupancy, equipment and depreciation	1,539	1,456
Data processing	1,136	1,045
Marketing and advertising	432	116
FDIC premiums	-	90
Other	2,210	2,323
Total non-interest expense	16,161	14,916
Income before income tax expense	14,150	13,778
Income tax expense	3,377	3,273
Net income	$10,773	$10,505
Earnings per common share:
Basic	$0.57	$0.56
Diluted	$0.57	$0.55
Weighted average common shares outstanding:
Basic	18,884,857	18,781,210
Diluted	19,038,127	18,989,565

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Net income	$10,773	$10,505
Other comprehensive income
Unrealized holding gains on securities available for sale	10,567	2,856
Income tax expense	(2,643)	(713)

Unrealized holding gains on securities available for sale, net of tax	7,924	2,143
Total comprehensive income	$18,697	$12,648

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share	Common	Common	Paid-in	Retained	Comprehensive
amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327

Balance as of January 1, 2020	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Net income	-	-	-	10,773	-	10,773
Other comprehensive income	-	-	-	-	7,924	7,924
Cash dividends ($0.14 per share)	-	-	-	(2,646)	-	(2,646)
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	385	-	-	385
Issuance of shares under stock incentive plans	38,218	-	159	-	-	159
Balance as of March 31, 2020	18,787,810	$188	$86,318	$244,325	$9,306	$340,137

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$10,773	$10,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	650	1,550
Depreciation and amortization	876	974
Deferred income taxes	1,187	446
Net amortization of securities discounts and premiums	501	574
Increase in cash surrender value of bank-owned life insurance	(147)	(148)
Share-based compensation	385	191
Gain on sale of loans held for sale	(1,243)	(942)
Originations of loans held for sale	(53,046)	(40,237)
Proceeds from sale of loans held for sale	51,386	44,262
Net changes in:
Accrued interest receivable	(560)	(311)
Other assets	(865)	4,423
Accrued interest payable	(43)	38
Other liabilities	(2,538)	(1,129)
Net cash provided by operating activities	7,316	20,196
Cash flows from investing activities:
Net change in loans held for investment	39,573	1,141
Purchase of available for sale securities	(192,849)	(10,260)
Proceeds from maturities/sales of available for sale securities	31,910	10,475
Proceeds from maturities of held to maturity securities	-	1,370
Purchase of premises and equipment	(1,061)	(2,154)
Proceeds from sale of other real estate owned, net of improvements	-	2,183
Purchase of non-marketable equity securities	(267)	(4,032)
Proceeds from sale of non-marketable equity securities	-	3,960
Net cash (used in) provided by investing activities	(122,694)	2,683
Cash flows from financing activities:
Net increase in deposits	65,651	74,270
Proceeds related to exercise of stock options	159	394
Net cash used in share repurchase program	(2,140)	-
Cash dividends paid	(2,646)	(2,068)
Net cash provided by financing activities	61,024	72,596
Net change in cash and cash equivalents	(54,354)	95,475
Cash and cash equivalents, beginning of period	211,981	48,547
Cash and cash equivalents, end of period	$157,627	$144,022
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,206	$2,207
Income taxes paid	$-	$-
Supplemental disclosures of non-cash investing transactions:
Unrealized gains on securities available for sale	$10,567	$2,856
Transfer of HTM securities to AFS	$-	$64,648

See accompanying notes to the unaudited consolidated financial statements.

PEOPLE’S UTAH BANCORP AND SUBSIDIARY

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

AltabankTM is a community bank that provides highly personalized retail and commercial banking products and services to small-to-medium sized businesses and to individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho.  AltabankTM offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. AltabankTM also offers mortgage loans secured by single family residences. AltabankTM offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. AltabankTM solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

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

Use of estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the determination of the fair value of certain financial instruments, the valuation of real estate acquired through foreclosure, deferred income tax assets, and share-based compensation.

Reclassifications — Certain reclassifications have been made to the 2019 Consolidated Financial Statements and/or schedules to conform to the 2020 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.

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

Investment securities — Investment securities are classified as held to maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available for sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified as HTM are carried at amortized cost.  Investment securities classified as AFS are reported at fair value.  As the fair value of AFS securities changes, the changes are reported (net of tax, if applicable) in comprehensive income and as an element of accumulated other comprehensive income/loss (“AOCI”) in shareholder’s equity.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for callable debt securities.  Premiums on callable debt securities are amortized to the earliest call date.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent.  Delinquent interest accrued but not received for a security placed on nonaccrual is reversed against interest income.  The Company did not have any accrued interest reversed against interest income for the three months ended March 31, 2020.

Allowance for credit losses – AFS securities—For AFS debt securities in an unrealized loss position, management assesses whether the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criterion regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to the fair value through non-interest income.  For AFS debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in AOCI.

Changes in the allowance for credit losses are recorded as a Provision for Credit Losses (“PCL”).  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criterion regarding intent or requirement to sell is met.

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Bank’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs is jointly and severally liable for repayment of each other’s debt.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

Loans held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost, net of the allowance for credit losses.  Amortized cost includes the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs.  Accrued interest is reported as a separate line item on the unaudited consolidated balance sheets.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective interest method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan 90 days delinquent, unless the loan is well secured and in process of collection.  Mortgage loans are charged off at 180 days past due, and commercial loan are charged-off to the extent principal or interest is deemed uncollectible.  Consumer and credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection.  Past-due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charge-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.  Under the cash-basis method, interest income is recorded when the payment is received in cash.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings (“TDR”)—A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR.  TDRs are then evaluated to determine if the TDR loan has impairment using the same methodology used for other individually evaluated loans as described in the next section.  With the recent COVID 19 pandemic, the number of loans that have been modified has significantly increased.  To the extent that the borrower was not experiencing financial difficulties prior to the pandemic, such modifications have not been classified as TDRs.

Individually evaluated loans — The Company considers loans individually evaluated when, based on current information and events, it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Such loans are generally classified as Substandard or Doubtful loans (see Note 3). Individually evaluated loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, adjusted for selling costs, if the loan is collateral dependent. Changes in these values are recorded to the ACL through the PCL.

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated . Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Acquired loans – Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date, including estimates of current expected credit losses.  Some acquired loans have experienced more than insignificant credit deterioration since origination.  Such loans are defined as Purchased Credit Deteriorated (“PCD”). The Company makes the determination if a loan is PCD by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest the Company will not be able to collect all contractual payments due.  Subsequent to acquisition, the amount of expected credit losses as of the acquisition date is added to the purchase price of PCD loans with an offsetting entry to ACL.  Any difference between the unpaid principal balance and the amortized cost basis of the PCD loan as of the acquisition date is the non-credit discount or premium. The non-credit discount recorded at acquisition is amortized or accreted into interest income over the remaining life of the PCD loan on an effective interest method.  To the extent that management changes the Company’s estimate of expected credit losses on PCD loans, the ACL will be increased or decreased with a corresponding entry to PCL.

Some acquired loans may not have experienced more than insignificant credit deterioration since origination.  Such loans are defined as Purchased non-Credit Deteriorated (“Non-PCD”) loans.  Non-PCD loans are also recorded at fair value at the time of acquisition, including estimates of current expected credit losses.  However, any current expected credit losses estimated as of the acquisition date are not added to the purchase price with an offsetting entry to ACL, but rather such estimate is included in the difference between the unpaid principal balance and the amortized cost basis of the Non-PCD loan.  This credit and non-credit discount is amortized or accreted into interest income over the remaining life of the Non-PCD loan on an effective interest method.  In addition, an allowance for credit losses is determined for Non-PCD loans using the same methodology as loans held for investment with an offset recorded to PCL.

An acquired loan previously classified by the seller as a TDR is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.  Changes to the ACL for acquired loans are recorded through PCL after adoption.

Allowance for credit losses – Loans — Credit risk is inherent in the business of extending loans and leases to borrowers.  Normally, this credit risk is addressed through a valuation allowance termed allowance for credit losses.  The ACL represents management’s estimate of current expected credit losses (“CECL”) inherent in the loan portfolio at each balance sheet date.  Netted against the outstanding loan balance, this ACL reduces the balance to the Company’s estimate of what will be collected from borrowers.  The ACL is established through charges to current period earnings by recording a PCL.  When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ACL.  Should payments be received on a charged-off loan, the payment is credited to the ACL as a recovery.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience, either internal or peer information, provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Management must exercise significant judgment when evaluating the effect of qualitative factors on the amount of the ACL because data may not be reasonably available or directly applicable for management to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date.

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including but not limited to: i) changes in lending policies and procedures; ii) changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; iii) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; iv) changes in the nature and volume of the portfolio and in the terms of loans; v) changes in the experience, ability, and depth of lending management and other relevant staff; iv) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; vi) changes in the quality of the institution’s loan review system; and vii) changes in the value of underlying collateral for collateral-dependent loans. The existence and effect of any concentrations of credit, and changes in the level of such concentrations.  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at March 31, 2020 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculated current expected credit losses or loan segments from time-to-time as the Company improves credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of the ACL.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Allowance for credit losses on off-balance sheet credit exposures — The Company estimates expected credit losses on off-balance sheet credit exposures using the same CECL historical loss rates applied to loans held for investment over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, adjusted for funding factors.  The allowance for credit losses on off-balance sheet credit exposures is reported in other liabilities on the unaudited consolidated balance sheets with an offset to other non-interest expense.  The estimate of CECL includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimate life.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

Share-based compensation plans — The fair value of incentive share-based awards is recorded as compensation expense over the vesting period of the award. Compensation expense for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense for RSUs is based on the fair value of the Company’s common shares at the date of grant. RSU awards generally vest in thirds over three years from date of grant.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2020	2019
Numerator
Net income	$10,773	$10,505
Denominator
Weighted-average number of common shares outstanding	18,884,857	18,781,210
Incremental shares assumed for stock options and RSUs	153,270	208,355
Weighted-average number of dilutive shares outstanding	19,038,127	18,989,565
Basic earnings per common share	$0.57	$0.56
Diluted earnings per common share	$0.57	$0.55

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this ASU were applied prospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Adoption of ASU 2018-13 did not have a material impact on the Company’s Consolidated Financial Statements.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU significantly changes the accounting for credit loss measurement on loans and debt securities. For loans and held-to-maturity debt securities, the ASU requires a current expected credit loss measurement to estimate the allowance for credit losses for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The ASU eliminates the existing guidance for purchased credit impaired (“PCI”) loans but requires an allowance for purchased financial assets with more than an insignificant deterioration since origination, otherwise known as purchased credit deteriorated assets. In addition, the ASU modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on an improvement in credit. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019.

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

On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company adopted ASC 326 using the prospective transition approach for financial assets purchased through an acquisition or business combination.  Loans that were previously classified as PCI and accounted for under ASC 310-30 were reclassified as PCD loans.  In accordance with the new standard, management did not reassess whether PCI loans met the criteria of PCD loan as of the date of adoption.  On January 1, 2020 the amortized cost basis for PCD loans was increased by $1.5 million to reflect the addition of credit discounts to ACL.  The remaining noncredit discount will be accreted into interest income over the remaining life of the portfolio.  For Non-PCD loans, the Company increased its ACL by $2.6 million using the same methodology used for loans held for investment.  The remaining credit and noncredit discount will be accreted into interest income over the remaining life of the portfolio.  The Company further increased its ACL by $5.4 million to reflect the change in accounting methodology for CECL.

The following table illustrates the impact of the adoption of ASC 326:

	January 1, 2020
(Dollars in thousands)	Reported Under ASC 326	Reported Pre Adoption	Impact of ASC 326 Adoption
Assets:
Loans held for investment:
Commercial real estate loans:
Real estate term	$12,683	$12,275	$408
Construction and land development	13,393	6,990	6,403
Total commercial real estate	26,076	19,265	6,811
Commercial and industrial	11,541	10,892	649
Consumer loans:
Residential and home equity	2,635	1,118	1,517
Consumer and other	640	151	489
Total consumer	3,275	1,269	2,006
Total allowance for credit losses on loans	$40,892	$31,426	$9,466

Liabilities and shareholders’ equity:
Reserve for off-balance sheet obligations	1,669	880	789

Shareholders’ equity	325,682	332,362	(6,680)

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

The Company expects greater volatility in its earnings and those of other banks after adoption due to the nature and time horizon used to calculate CECL. In addition, the Company expects a potential negative impact to credit availability and reduced loan terms to borrowers as this ASU is adopted by financial institutions. Lastly, the Company expects a lack of comparability with financial performance to many of its peers as it adopts this ASU, due to delayed adoption for public companies with total assets similar in size to us and the recent option to delay implementation.

Subsequent events — The Company has evaluated events occurring subsequent to March 31, 2020 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2020
U.S. Government-sponsored securities	$10,049	$331	$-	$-	$10,380
Municipal securities	53,076	592	(19)	(1)	53,648
Mortgage-backed securities	496,466	12,288	(28)	(51)	508,675
Corporate securities	5,000	-	(73)	(630)	4,297
	$564,591	$13,211	$(120)	$(682)	$577,000
As of December 31, 2019
U.S. Government-sponsored securities	$20,957	$235	$-	$(2)	$21,190
Municipal securities	56,252	670	(1)	(9)	56,912
Mortgage-backed securities	321,944	2,188	(481)	(543)	323,108
Corporate securities	5,000	-	-	(215)	4,785
	$404,153	$3,093	$(482)	$(769)	$405,995

Note 2 — Investment Securities – continued

At March 31, 2020 and December 31, 2019, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	As of March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$-	$-	$-	$-
Municipal securities	6,146	(19)	508	(1)	6,654	(20)
Mortgage-backed securities	2,053	(28)	5,408	(51)	7,461	(79)
Corporate securities	1,927	(73)	2,370	(630)	4,297	(703)
	$10,126	$(120)	$8,286	$(682)	$18,412	$(802)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$5,998	$(2)	$5,998	$(2)
Municipal securities	3,060	(1)	1,338	(9)	4,398	(10)
Mortgage-backed securities	115,243	(481)	70,383	(543)	185,626	(1,024)
Corporate securities	-	-	4,785	(215)	4,785	(215)
	$118,303	$(482)	$82,504	$(769)	$200,807	$(1,251)
Held-to Maturity
Municipal securities	$-	$-	$-	$-	$-	$-

The Company monitors the credit quality of debt securities AFS through the use of credit rating from Nationally Recognized Statistical Ration Organizations (“NRSRO”) to assist in the determination of any current expected credit losses.  At March 31, 2020, the Company had no allowance for credit losses on AFS securities.  The following table summarizes the amortized cost of debt securities AFS at March 31, 2020, aggregated by credit quality indicator.

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2020
U.S. Government-backed securities(1)	$506,515	$12,619	$(28)	$(51)	$519,055
Investment grade rating	47,617	475	(92)	(631)	47,369
Below investment grade	-	-	-	-	-
Unrated investment securities	10,459	117	-	-	10,576
	$564,591	$13,211	$(120)	$(682)	$577,000
As of December 31, 2019
U.S. Government-backed securities(1)	$342,901	$2,423	$(481)	$(545)	$344,298
Investment grade rating	50,793	544	(1)	(224)	51,112
Below investment grade	-	-	-	-	-
Unrated investment securities	10,459	126	-	-	10,585
	$404,153	$3,093	$(482)	$(769)	$405,995

(1)	Securities backed by the full faith and credit of the U.S. Government.

Note 2 — Investment Securities – continued

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at March 31, 2020, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$28,153	$28,515
After one year through five years	34,867	35,045
After five years through ten years	52,126	52,529
After ten years	449,445	460,911
	$564,591	$577,000

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of March 31, 2020, the Company held 44 available for sale investment securities with fair value less than amortized cost compared to 146 at December 31, 2019. In addition, the Company had no held to maturity securities at March 31, 2020, and December 31, 2019. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.

The Company sold no available for sale securities during the three months ended March 31, 2020, and March 31, 2019.  There were no available for sale securities in a nonaccrual status at March 31, 2020, or December 31, 2019.

During the year ended December 31, 2019, the Company elected to make a one-time transfer of 140 securities from the held to maturity classification of $64.6 million to the available for sale classification, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 3 — Loans and Allowance for Credit Losses

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	$941,794	$948,073
Construction and land development	268,260	273,963
Total commercial real estate loans	1,210,054	1,222,036
Commercial and industrial loans	269,206	284,738
Consumer loans:
Residential and home equity	154,208	162,559
Consumer and other	13,124	16,036
Total consumer loans	167,332	178,595
Total gross loans	1,646,592	1,685,369
Net deferred loan fees	(4,076)	(4,451)
Total loans held for investment	1,642,516	1,680,918
Allowance for credit losses	(41,253)	(31,426)
Total loans held for investment, net	$1,601,263	$1,649,492

Note 3 — Loans and Allowance for Credit Losses – Continued

Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period, prior to adoption of ASC 326	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provision for credit losses	328	300	187	(104)	(61)	650
Gross loan charge-offs	(14)	(30)	(386)	-	(122)	(552)
Recoveries	-	14	126	22	101	263
Net loan (charge-offs) / recoveries	(14)	(16)	(260)	22	(21)	(289)
Balance at end of period	$12,997	$13,677	$11,468	$2,553	$558	$41,253

	Three Months Ended March 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Provision for credit losses	204	133	1,281	72	(140)	1,550
Gross loan charge-offs	-	(5)	(1,086)	(19)	(64)	(1,174)
Recoveries	-	32	180	22	68	302
Net loan (charge-offs) / recoveries	-	27	(906)	3	4	(872)
Balance at end of period	$10,172	$7,182	$7,602	$804	$163	$25,923

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled debt restructured:
Real estate term	$323	$2,416
Construction and land development	60	60
Commercial and industrial	186	1,550
Residential and home equity	302	45
Consumer and other	9	8
Total non-accrual loans, not troubled debt restructured	880	4,079
Troubled debt restructured loans, non-accrual:
Real estate term	2,568	2,393
Construction and land development	-	-
Commercial and industrial	3,138	658
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	5,706	3,051
Total non-accrual loans	$6,586	$7,130

Non-performing assets as of March 31, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $1.4 million and $859,000, respectively.

Note 3 — Loans and Allowance for Credit Losses – Continued

Troubled debt restructured loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$4,632	$25,346
Non-accrual troubled debt restructured loans	5,706	3,051
Total troubled debt restructured loans	$10,338	$28,397

As of March 31, 2020, TDRs totaling $17.2 million met the criteria to be delisted for reporting purposes.  The below tables summarize TDRs by year of occurrence and type of modification:

	March 31, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
TDRs that occurred during the period	1	$113	-	$-	1	$113
2019	1	4,459	11	4,390	12	8,849
2018	-	-	4	1,316	4	1,316
2017	-	-	-	-	-	-
Thereafter	1	60	-	-	1	60
Total	3	$4,632	15	$5,706	18	$10,338

	March 31, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
Interest rate reduction	1	$60	-	$-	1	$60
Loan payment deferment	1	113	6	1,181	7	1,294
Loan re-amortization	1	4,459	4	1,316	5	5,775
Loan extension	-	-	5	3,209	5	3,209
Total	3	$4,632	15	$5,706	18	$10,338

Note 3 — Loans and Allowance for Credit Losses – Continued

The following tables present TDRs that occurred during the periods presented and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off or a combination of both.

	Three Months Ended March 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	1	-	-	-	-	1
Pre-modification balance	$113	$-	$-	$-	$-	$113
Post-modification balance	$113	$-	$-	$-	$-	$113

TDRs that subsequently defaulted
Number of loans	1	-	-	-	-	1
Recorded balance	$113	$-	$-	$-	$-	$113

	Three Months Ended March 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	4	-	7	1	-	12
Pre-modification balance	$4,256	$-	$2,391	$18	$-	$6,665
Post-modification balance	$4,256	$-	$2,391	$18	$-	$6,665

TDRs that subsequently defaulted
Number of loans	-	-	-	-	-	-
Recorded balance	$-	$-	$-	$-	$-	$-

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2020

		30-89 Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$937,604	$1,299	$-	$2,891	$4,190	$941,794
Construction and land development	266,102	2,098	-	60	2,158	268,260
Total commercial real estate	1,203,706	3,397	-	2,951	6,348	1,210,054
Commercial and industrial	264,822	1,060	-	3,324	4,384	269,206
Consumer:
Residential and home equity	153,369	537	-	302	839	154,208
Consumer and other	12,890	221	4	9	234	13,124
Total consumer	166,259	758	4	311	1,073	167,332
Total gross loans	$1,634,787	$5,215	$4	$6,586	$11,805	$1,646,592

Note 3 — Loans and Allowance for Credit Losses – Continued

	December 31, 2019
		30-89				Purchased
		Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$942,370	$534	$-	$4,809	$5,343	$360	$948,073
Construction and land development	273,268	570	-	60	630	65	273,963
Total commercial real estate	1,215,638	1,104	-	4,869	5,973	425	1,222,036
Commercial and industrial	279,072	403	-	2,208	2,611	3,055	284,738
Consumer:
Residential and home equity	162,360	154	-	45	199	-	162,559
Consumer and other	15,727	298	3	8	309	-	16,036
Total consumer	178,087	452	3	53	508	-	178,595
Total gross loans	$1,672,797	$1,959	$3	$7,130	$9,092	$3,480	$1,685,369

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

Note 3 — Loans and Allowance for Credit Losses – Continued

For Consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$895,937	$20,763	$25,094	$-	$941,794	$12,997
Construction and land development	250,303	10,634	7,323	-	268,260	13,677
Total commercial real estate	1,146,240	31,397	32,417	-	1,210,054	26,674
Commercial and industrial	245,189	5,956	17,863	198	269,206	11,468
Consumer loans:
Residential and home equity	150,837	-	3,296	75	154,208	2,553
Consumer and other	13,122	-	2	-	13,124	558
Total consumer	163,959	-	3,298	75	167,332	3,111
Total	$1,555,388	$37,353	$53,578	$273	$1,646,592	$41,253

	December 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$901,353	$23,202	$23,518	$-	$948,073	$12,275
Construction and land development	259,245	10,182	4,536	-	273,963	6,990
Total commercial real estate	1,160,598	33,384	28,054	-	1,222,036	19,265
Commercial and industrial	259,035	6,629	19,074	-	284,738	10,892
Consumer loans:
Residential and home equity	158,364	204	3,991	-	162,559	1,118
Consumer and other	16,034	-	2	-	16,036	151
Total consumer	174,398	204	3,993	-	178,595	1,269
Total	$1,594,031	$40,217	$51,121	$-	$1,685,369	$31,426

Note 3 — Loans and Allowance for Credit Losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of March 31, 2020:

	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$24,571	$145,951	$115,891	$101,588	$63,333	$209,810	$234,793	$895,937
Special mention	-	2,686	3,450	-	-	9,243	5,384	20,763
Substandard	-	1,770	918	3,078	-	6,136	13,192	25,094
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$24,571	$150,407	$120,259	$104,666	$63,333	$225,189	$253,369	$941,794
Construction and land development
Risk rating
Pass	$4,535	$9,794	$14,728	$3,193	$7,204	$8,468	$202,381	$250,303
Special mention	-	-	-	-	-	-	10,634	10,634
Substandard	-	-	-	-	-	60	7,263	7,323
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$4,535	$9,794	$14,728	$3,193	$7,204	$8,528	$220,278	$268,260
Total commercial real estate loans	$29,106	$160,201	$134,987	$107,859	$70,537	$233,717	$473,647	$1,210,054
Commercial and industrial
Risk rating
Pass	$6,328	$37,075	$51,034	$24,192	$16,568	$65,368	$44,624	$245,189
Special mention	-	1,968	1,327	273	531	471	1,386	5,956
Substandard	-	1,648	804	1,011	-	11,147	3,253	17,863
Doubtful	-	-	198	-	-	-	-	198
Total commercial and industrial loans	$6,328	$40,691	$53,363	$25,476	$17,099	$76,986	$49,263	$269,206
Consumer:
Residential real estate
Risk rating
Pass	$6,126	$32,602	$27,144	$21,813	$14,999	$38,784	$9,369	$150,837
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	177	24	781	2,314	-	3,296
Doubtful	-	-	-	-	-	75	-	75
Total residential real estate loans	$6,126	$32,602	$27,321	$21,837	$15,780	$41,173	$9,369	$154,208
Consumer and other
Risk rating
Pass	$4,670	$3,088	$2,310	$1,171	$546	$1,333	$4	$13,122
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1	1	-	2
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$4,670	$3,088	$2,310	$1,171	$547	$1,334	$4	$13,124
Total consumer loans	$10,796	$35,690	$29,631	$23,008	$16,327	$42,507	$9,373	$167,332
Total gross loans	$46,230	$236,582	$217,981	$156,343	$103,963	$353,210	$532,283	$1,646,592

Note 3 — Loans and Allowance for Credit Losses – Continued

The ACL and outstanding loan balances reviewed according to the Company’s impairment methods are summarized as follows:

	March 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Individually evaluated for impairment	$1,003	$1,338	$5,793	$400	$-	$8,534
Collectively evaluated for impairment	11,994	12,339	5,675	2,153	558	32,719
Total	$12,997	$13,677	$11,468	$2,553	$558	$41,253
Outstanding loan balances:
Individually evaluated for impairment	$7,247	$1,458	$10,644	$804	$-	$20,153
Collectively evaluated for impairment	934,547	266,802	258,562	153,404	13,124	1,626,439
Total gross loans	$941,794	$268,260	$269,206	$154,208	$13,124	$1,646,592

	December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Individually evaluated for impairment	$825	$1,305	$4,901	$401	$-	$7,432
Collectively evaluated for impairment	11,255	5,669	5,991	717	151	23,783
Purchased credit-impaired loans	195	16	-	-	-	211
Total	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Outstanding loan balances:
Individually evaluated for impairment	$18,305	$4,474	$14,467	$3,701	$-	$40,947
Collectively evaluated for impairment	929,408	269,424	267,216	158,858	16,036	1,640,942
Purchased credit-impaired loans	360	65	3,055	-	-	3,480
Total gross loans	$948,073	$273,963	$284,738	$162,559	$16,036	$1,685,369

The following table provides amortized cost basis of collateral dependent loans as of March 31, 2020:

	March 31, 2020

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$6,896	$-	$-	$-	$-	$6,896
Construction and land development	1,399	-	-	-	-	1,399
Total commercial real estate	8,295	-	-	-	-	8,295
Commercial and industrial	-	3,289	3,698	197	76	7,260
Consumer:
Residential and home equity	803	-	-	-	-	803
Consumer and other	-	-	-	-	-	-
Total consumer	803	-	-	-	-	803
Total collateral dependent loans	$9,098	$3,289	$3,698	$197	$76	$16,358

Note 3 — Loans and Allowance for Credit Losses – Continued

Information on individually evaluated loans is summarized as follows:

	March 31, 2020
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	ACL
Commercial real estate:
Real estate term	$8,791	$6,125	$1,122	$7,247	$1,003
Construction and land development	4,579	120	1,338	1,458	1,338
Total commercial real estate	13,370	6,245	2,460	8,705	2,341
Commercial and industrial	13,080	1,568	9,076	10,644	5,793
Consumer loans:
Residential and home equity	829	404	400	804	400
Consumer and other	-	-	-	-	-
Total consumer	829	404	400	804	400
Total	$27,279	$8,217	$11,936	$20,153	$8,534

	December 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	ACL
Commercial real estate:
Real estate term	$18,305	$11,684	$6,621	$18,305	$825
Construction and land development	4,474	121	4,353	4,474	1,305
Total commercial real estate	22,779	11,805	10,974	22,779	2,130
Commercial and industrial	14,467	2,591	11,876	14,467	4,901
Consumer loans:
Residential and home equity	3,701	3,194	507	3,701	401
Consumer and other	-	-	-	-	-
Total consumer	3,701	3,194	507	3,701	401
Total	$40,947	$17,590	$23,357	$40,947	$7,432

Interest income recognized on the average recorded investment of individually evaluated loans was as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$12,777	$130	$10,117	$123
Construction and land development	2,966	52	1,087	17
Total commercial real estate	15,743	182	11,204	140
Commercial and industrial	12,555	165	9,414	155
Consumer loans:
Residential and home equity	2,252	28	3,172	47
Consumer and other	-	-	-	-
Total consumer	2,252	28	3,172	47
Total	$30,550	$375	$23,790	$342

Note 3 — Loans and Allowance for Credit Losses – Continued

Purchased credit-deteriorated loans and purchased non-credit-deteriorated loans. Prior to adoption of ASC 326, purchased loans, including loans acquired in business combinations, were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan and lease losses was not recorded at the acquisition date. Acquired loans were evaluated upon acquisition and classified as either PCI or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $6.2 million at December 31, 2019. As of December 31, 2019, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million. The carrying balance of PCI loans was $3.5 million at December 31, 2019. On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company adopted ASC 326 using the prospective transition approach for financial assets purchased through an acquisition or business combination.  Loans that were previously classified as PCI and accounted for under ASC 310-30 were reclassified as PCD loans.  In accordance with the new standard, management did not reassess whether PCI loans met the criteria of PCD loan as of the date of adoption.  On January 1, 2020, the amortized cost basis for PCD loans was increased by $1.5 million to reflect the addition of ACL.  The remaining noncredit discount will continue to be accreted into interest income over the remaining life of the portfolio.  The outstanding contractual unpaid principal balance of PCD loans was $2.9 million at March 31, 2020.

The following table presents the changes in the accretable yield for non-PCD loans for the three months ended March 31, 2020, and 2019:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$4,247	$5,884
Accretion to interest income	(898)	(528)
Reclassification from non-accretable difference	402	95
Balance, end of period	$3,751	$5,451

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $6.2 million and $5.4 million as of March 31, 2020, and December 31, 2019, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $246,000 and $278,000 as of March 31, 2020, and December 31, 2019, respectively.  Deposits from affiliates were $5.2 million and $4.5 million as of March 31, 2020 and December 31, 2019, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit, including unsecured commitments of $14,394 and $32,995 as of March 31, 2020 and December 31, 2019, respectively	$622,596	$632,577
Stand-by letters of credit and bond commitments, including unsecured commitments of $403 and $555 as of March 31, 2020 and December 31, 2019, respectively	23,760	23,860
Unused credit card lines, all unsecured	26,344	26,121

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

Note 5 — Fair Value - Continued

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$157,627	$157,627	$211,981	$211,981
Investment securities available for sale	2	566,424	566,424	395,410	395,410
Investment securities available for sale	3	10,576	10,576	10,585	10,585
Non-marketable securities	2	2,890	2,890	2,623	2,623
Loans held for sale	2	21,572	21,572	18,669	18,669
Loans held for investment	3	1,601,263	1,591,543	1,649,492	1,639,480

Financial Liabilities:
Total deposits	2	$2,122,018	$1,957,754	$2,056,367	$1,851,954

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$566,424	$10,576	$577,000
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	470	470

As of December 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$395,410	$10,585	$405,995
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	17,497	17,497

Note 6 — Income Taxes

Income tax expense was $3.4 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate for the first quarter of 2020 was 23.9% compared with 23.8% in the first quarter of 2019. The tax rate in the first quarter of 2020 is higher than the same quarter in 2019 due primarily to the timing of tax benefits related to tax-deductible stock compensation expense.

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

As of March 31, 2020, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

Note 7 — Regulatory Capital Matters – continued

The Company’s actual and required capital amounts and ratios are as follows:

	March 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,364	17.36%	$78,385	4.50%	$113,223	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,364	17.36%	104,514	6.00%	139,351	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,399	18.62%	139,351	8.00%	174,189	10.00%
Tier 1 Leverage	302,364	12.74%	94,922	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$298,352	17.13%	$78,382	4.50%	$113,219	6.50%
Tier 1 Capital to Risk-Weighted Assets	298,352	17.13%	104,510	6.00%	139,346	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	320,386	18.39%	139,346	8.00%	174,183	10.00%
Tier 1 Leverage	298,352	12.57%	94,919	4.00%	118,649	5.00%

	December 31, 2019
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,291	17.18%	$79,193	4.50%	$114,390	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,291	17.18%	105,590	6.00%	140,787	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,415	18.43%	140,787	8.00%	175,984	10.00%
Tier 1 Leverage	302,291	12.67%	95,431	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$297,108	16.88%	$79,191	4.50%	$114,387	6.50%
Tier 1 Capital to Risk-Weighted Assets	297,108	16.88%	105,588	6.00%	140,784	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	319,233	18.14%	140,784	8.00%	175,981	10.00%
Tier 1 Leverage	297,108	12.45%	95,429	4.00%	119,286	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits.  On March 15, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirements for all depository institutions.  The Bank had a reserve requirement of $9.4 million as of December 31, 2019.

The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, dividend amounts may be correspondingly limited.

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

During the three months ended March 31, 2020, the Company granted 55,187 restricted stock units (“RSU”) at a weighted-average fair value of $29.02 per unit.  The RSUs generally vest over periods from one to three years. The Company recorded share-based compensation expense of $385,000 and $191,000 for the three months ended March 31, 2020 and 2019, respectively.  Additionally, the Company did not grant any options for the purchase of common shares during the three months ended March 31, 2020, and 2019, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this filing:

•	the duration and impact of the COVID 19 pandemic;
•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for credit losses or the adoption of ASU 2016-13;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	risks associated with the integration of current and future acquisitions.
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security.
•	technological changes;
•	regulatory or judicial proceedings; and
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation to release publicly our revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

Overview

People’s Utah Bancorp (“PUB” or the “Company”) is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, PUB is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank”) which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.  The Company is seeking the required shareholder approval to change the name of People’s Utah Bancorp to AltabancorpTM as part of the 2020 Annual Meeting, as well as requisite regulatory approvals.  In addition, the Company has reserved with NASDAQ the ticker symbol, “ALTA” and intends to change the ticker symbol in conjunction with an approved name change of the holding company at June 30, 2020.  The Company is in the process of seeking federal trademark approval for the operating bank and holding company name and accompanying logos.

AltabankTM is the largest community bank in Utah.  AltabankTM, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 26 branch locations from Preston, Idaho to St. George, Utah. Our clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.  Our loan growth historically has been the result of mergers and acquisitions as well as organic growth that we believe was generated by our seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our customers.  The primary source of funding for our asset growth has been the generation of core deposits, which we raised from our existing branch system as well as through acquisitions.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic.  Local and national governments and regulatory authorities have systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, and shelter in place, stay home, and similar directives and orders.  In response to the COVID-19 pandemic and in adherence with state and local guidelines, we have implemented our business continuity plan and other measures and activities to protect our associates and, at the same time, to assist our clients and the communities of which we are a part, including remote working for the majority of our associates, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program for loans to qualifying small businesses.

Share Repurchase Program

As previously announced, the Company temporarily suspended its share repurchase program effective March 25, 2020.  The Company made this decision, in part, to provide maximum flexibility to use its capital and liquidity to support new lending and to assist commercial and consumer borrowers with deferrals on existing loans during the pendency of the COVID-19 pandemic.  The Company is well-capitalized and, as such, may determine to reinstate its share repurchase program in accordance with Board authorization and as executive management deems advisable, taking into account market conditions and other considerations.

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	March 31,	December 31,	September 30,	March 31,
(Dollars in thousands, except share data)	2020	2019	2019	2019
Selected Balance Sheet Information:
Book value per share	$18.10	$17.61	$17.12	$16.03
Tangible book value per share	$16.59	$16.09	$15.59	$14.49
Non-performing loans to total loans	0.41%	0.53%	0.26%	0.28%
Non-performing assets to total assets	0.27%	0.37%	0.17%	0.21%
Allowance for credit losses to loans held for investment	2.51%	1.87%	1.82%	1.55%
Loans to Deposits	76.48%	81.12%	79.18%	84.98%

Asset Quality Data:
Non-performing loans	$6,590	$8,814	$4,255	$4,706
Non-performing assets	$6,590	$8,814	$4,255	$4,706

Capital Ratios:
Tier 1 leverage capital	12.74%	12.67%	12.64%	12.70%
Total risk-based capital	18.62%	18.43%	17.88%	16.86%
Average equity to average assets	13.82%	13.63%	13.66%	13.55%
Tangible common equity to tangible assets (1)	12.73%	12.77%	12.17%	12.15%

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Selected Financial Information:
Basic earnings per share	$0.57	$0.62	$0.56
Diluted earnings per share	$0.57	$0.61	$0.55
Net interest margin (2)	4.79%	4.69%	5.29%
Efficiency ratio	52.20%	47.25%	49.32%
Non-interest income to average assets	0.63%	0.62%	0.62%
Non-interest expense to average assets	2.71%	2.40%	2.77%
Return on average assets	1.80%	1.92%	1.95%
Return on average equity	13.05%	14.10%	14.38%
Net charge-offs	$289	$245	$872
Annualized net charge-offs to average loans	0.07%	0.06%	0.21%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.  Intangible assets were $28.5 million, $28.6 million, $28.8 million, and $29.0 million at March 31, 2020, December 31, 2019, September 30, 2019, and March 31, 2019, respectively.

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

	Three Months Ended
	March 31, 2020			March 31, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$105,623	$316	1.20%	$38,921	$219	2.28%
Securities: (1)
Taxable securities	449,195	2,868	2.57%	276,903	1,604	2.35%
Non-taxable securities (2)	50,516	253	2.01%	69,522	322	1.88%
Total securities	499,711	3,121	2.51%	346,425	1,926	2.26%
Loans (3)
Real estate term	935,753	13,658	5.87%	889,114	13,053	5.95%
Construction and land development	277,720	5,024	7.28%	315,810	6,231	8.00%
Commercial and industrial	279,280	4,715	6.79%	296,854	5,122	7.00%
Residential and home equity	170,767	2,286	5.38%	156,298	2,316	6.01%
Consumer and other	15,108	242	6.44%	16,781	258	6.24%
Total loans	1,678,628	25,925	6.21%	1,674,857	26,980	6.53%

Non-marketable equity securities	2,638	22	3.33%	2,947	27	3.74%
Total interest earning assets	2,286,600	29,384	5.17%	2,063,150	29,152	5.73%
Allowance for credit losses	(42,136)			(25,806)
Non-interest earning assets	157,054			149,701
Total average assets	$2,401,518			$2,187,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$832,083	$779	0.38%	$799,641	$994	0.50%
Money market accounts	351,828	811	0.93%	249,535	604	0.98%
Certificates of deposit less than or equal to $250,000	130,890	393	1.21%	144,282	412	1.16%
Certificates of deposit greater than $250,000	38,778	180	1.87%	37,663	171	1.84%
Total interest bearing deposits	1,353,579	2,163	0.64%	1,231,121	2,181	0.72%
Short-term borrowings	-	-	0.00%	9,813	64	2.63%
Total interest-bearing liabilities	1,353,579	2,163	0.64%	1,240,934	2,245	0.73%
Non-interest bearing deposits	700,072			635,031
Total funding	2,053,651	2,163	0.42%	1,875,965	2,245	0.49%
Other non-interest bearing liabilities	15,878			14,719
Shareholders’ equity	331,989			296,361
Total average liabilities and shareholders’ equity	$2,401,518			$2,187,045
Net interest income		$27,221			$26,907
Interest rate spread			4.53%			5.00%
Net interest margin			4.79%			5.29%

(1)	Excludes average unrealized gains (losses) of $3.1 million and ($5.1) million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $84,000 and $107,000 for the three months ended March 31, 2020 and 2019, respectively.
(3)	Loan interest income includes loan fees of $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$237	$(140)	$97
Taxable securities	1,086	178	1,264
Non-taxable securities	(94)	25	(69)
Total securities	992	203	1,195
Loans
Real estate term	681	(76)	605
Construction and land development	(715)	(492)	(1,207)
Commercial and industrial	(299)	(108)	(407)
Residential and home equity	204	(234)	(30)
Consumer and other	(26)	10	(16)
Total Loans	(155)	(900)	(1,055)

Non-marketable equity securities	(3)	(2)	(5)
Total interest income	1,071	(839)	232
Interest expense:
Demand and savings accounts	39	(254)	(215)
Money market accounts	237	(30)	207
Certificates of deposit less than or equal to $250,000	(39)	20	(19)
Certificates of deposit greater than $250,000	5	4	9
Short-term borrowings	(32)	(32)	(64)
Total interest expense	210	(292)	(82)
Net interest income	$861	$(547)	$314

For the three months ended March 31, 2020, net interest income increased $0.3 million, or 1.17%, to $27.2 million, compared with $26.9 million for the same period a year earlier.  The increase is primarily the result of average interest earning assets increasing $223 million, or 10.83%, to $2.3 billion for the same comparable periods offset by net interest margins narrowing 50 basis points to 4.79% for the same comparable periods.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $122 million, or 9.95%, for the same respective periods.  The percentage of average loans to total average interest earning assets decreased to 73.41% for the three months ended March 31, 2020 compared with 81.18% for the same period a year earlier.

Yields on interest earning assets declined 56 basis points to 5.17% for the three months ended March 31, 2020, compared with 5.73% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $220 million, or 57.09%, to $605 million for the same comparable periods with the yield on cash and securities increasing 4 basis points to 2.25% for the same comparable periods.  In addition, the yield on loans declined 32 basis points for the same comparable periods and average loans outstanding increased $3.8 million, or 0.23%, to $1.68 billion for the same comparable periods.

For the three months ended March 31, 2020, total cost of interest bearing liabilities decreased 9 basis points to 0.64%, compared with 0.73% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 8 basis points to 0.64% compared with 0.72% for the same period a year ago.  For the three months ended March 31, 2020, the total cost of funds decreased 7 basis points to 0.42% compared with 0.49% for the same period a year ago.

For the three months ended March 31, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 16 basis points to net interest margin.

The Company expects its net interest income and net interest margins to be adversely impacted in future periods as a result of the Federal Reserve lowering benchmark rates to near zero.  The amount of the impact is dependent upon the length in time that the Federal Reserve holds benchmark rates to near zero.

Financial Overview for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$29,384	$29,152	$232	0.8%
Interest expense	2,163	2,245	82	3.7%
Net interest income	27,221	26,907	314	1.2%
Provision for credit losses	650	1,550	900	58.1%
Net interest income after provision for credit losses	26,571	25,357	1,214	4.8%
Non-interest income	3,740	3,337	403	12.1%
Non-interest expense	16,161	14,916	(1,245)	-8.3%
Income before income tax expense	14,150	13,778	372	2.7%
Income tax expense	3,377	3,273	(104)	-3.2%
Net income	$10,773	$10,505	$268	2.6%

Net Income. Net income increased $0.3 million to $10.8 million for the three months ended March 31, 2020, compared with $10.5 million for the three months ended March 31, 2019. This was primarily attributable to an increase in net interest income of $0.3 million, an increase in non-interest income of $0.4 million, and a decrease in provision for credit losses of $0.9 million, offset by an increase in non-interest expense of $1.2 million.

Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended March 31, 2020, compared with the same quarter in 2019 was primarily the result of average interest earning assets increasing $223 million, or 10.83%, to $2.3 billion for the same comparable periods offset by net interest margins narrowing 50 basis points to 4.79% for the same comparable periods.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $122 million, or 9.95%, for the same respective periods.  Interest expense in the three months ended March 31, 2020 decreased from the same period in 2019 due to a decrease in the cost of deposits of 9 basis points.

Yields on interest earning assets declined 56 basis points to 5.17% for the three months ended March 31, 2020 compared with 5.73% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $220 million, or 57.09%, to $605 million for the same comparable periods with the yield on cash and securities increasing 4 basis points to 2.25% for the same comparable periods.  In addition, the yield on loans declined 32 basis points for the same comparable periods and average loans outstanding increased $3.8 million, or 0.23%, to $1.68 billion for the same comparable periods.

For the three months ended March 31, 2020, total cost of interest bearing liabilities decreased 9 basis points to 0.64% compared with 0.73% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 8 basis points to 0.64% compared with 0.72% for the same period a year ago.  For the three months ended March 31, 2020, the total cost of funds decreased 7 basis points to 0.42% compared with 0.49% for the same period a year ago.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

For the three months ended March 31, 2020, provision for credit losses was $0.7 million compared with $1.6 million for the same period a year earlier.  For the three months ended March 31, 2020, the Company incurred net charge-offs of $0.3 million compared with net charge-offs of $0.9 million for the same period a year ago.  The decrease in provision for credit losses in the three months ended March 31, 2020 is due primarily to a decrease in charge-offs and no loan growth quarter-over-quarter.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$1,710	$1,417	$293	20.7%
Card processing	707	615	92	15.0%
Service charges on deposit accounts	780	657	123	18.7%
Other	543	648	(105)	-16.2%
Total non-interest income	$3,740	$3,337	$403	12.1%

For the three months ended March 31, 2020, noninterest income was $3.7 million compared with $3.3 million the same period a year ago.  The increase was primarily due to a $0.3 million increase in mortgage banking income resulting from higher loan volume of refinanced mortgages, which is primarily from a lower interest rate environment for the same comparable periods.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$10,844	$9,886	$(958)	-9.7%
Occupancy, equipment and depreciation	1,539	1,456	(83)	-5.7%
Data processing	1,136	1,045	(91)	-8.7%
Marketing and advertising	432	116	(316)	-272.4%
FDIC premiums	-	90	90	100.0%
Other	2,210	2,323	113	4.9%
Total non-interest expense	$16,161	$14,916	$(1,245)	-8.3%

For the three months ended March 31, 2020, noninterest expense was $16.2 million compared with $14.9 million for the same period a year earlier.  For the three months ended March 31, 2020, the Company’s efficiency ratio was 52.20% compared with 49.32% for the same period a year ago.

The increase in noninterest expense for the three months ended March 31, 2020 was primarily the result of higher salaries and employee benefits resulting from higher incentive payments, and higher marketing and advertising costs associated with the rollout of the Company’s new brand.  These higher amounts were partially offset by lower FDIC premiums due to the application of small bank assessment credits.

Income Tax Expense. For the three months ended March 31, 2020, income tax expense was $3.4 million compared with $3.3 million for the same period a year earlier.  For the three months ended March 31, 2020, the effective tax rate was 23.87% compared with 23.76% for the same period a year ago.

Financial Condition

Total assets were $2.48 billion at March 31, 2020, a 2.9% increase compared with December 31, 2019. Total loans held for investment were $1.64 billion at March 31, 2020, a decrease of 2.3% from December 31, 2019. Total deposits were $2.12 billion at March 31, 2020, an increase of 3.2% compared with December 31, 2019.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Loans held for sale	$21,572	$18,669

Loans held for investment:
Commercial real estate loans:
Real estate term	$941,794	$948,073
Construction and land development	268,260	273,963
Total commercial real estate loans	1,210,054	1,222,036
Commercial and industrial loans	269,206	284,738
Consumer loans:
Residential and home equity	154,208	162,559
Consumer and other	13,124	16,036
Total consumer loans	167,332	178,595
Total gross loans	1,646,592	1,685,369
Net deferred loan fees	(4,076)	(4,451)
Total loans held for investment	1,642,516	1,680,918
Allowance for credit losses	(41,253)	(31,426)
Total loans held for investment, net	$1,601,263	$1,649,492

	March 31,	December 31,
(Percentage of total gross loans)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	57.2%	56.2%
Construction and land development	16.3%	16.3%
Total commercial real estate loans	73.5%	72.5%
Commercial and industrial loans	16.3%	16.9%
Consumer loans:
Residential and home equity	9.4%	9.6%
Consumer and other	0.8%	1.0%
Total consumer loans	10.2%	10.6%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at March 31, 2020 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$44,564		$215,121	$682,109	$941,794	$140,111	$757,119
Construction and land development	225,577		22,015	20,668	268,260	10,051	32,632
Total commercial real estate loans	270,141		237,136	702,777	1,210,054	150,162	789,751
Commercial and industrial loans	119,175		119,769	30,262	269,206	84,866	65,165
Consumer loans:
Residential and home equity	15,730		27,512	110,966	154,208	12,336	126,142
Consumer and other	5,480		5,590	2,054	13,124	7,302	342
Total consumer loans	21,210		33,102	113,020	167,332	19,638	126,484
Total gross loans held for investment	$410,526	(1)	$390,007	$846,059	$1,646,592	$254,666	$981,400	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.4 billion or 84.5% of total gross loans held for investment at March 31, 2020.

Concentrations. As of March 31, 2020, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 82.9% of total loans held for investment, of which 57.2% are real estate term loans, 16.3% are construction and land development loans, and 9.4% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  Our concentration in commercial and industrial loans has decreased to 16.3% at March 31, 2020 from 16.9% at December 31, 2019.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued, loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled-debt restructured
Real estate term	$323	$2,416
Construction and land development	60	60
Commercial and industrial	186	1,550
Residential and home equity	302	45
Consumer and other	9	8
Total non-accrual, not troubled-debt restructured loans	880	4,079
Troubled-debt restructured loans non-accrual
Real estate term	2,568	2,393
Construction and land development	-	-
Commercial and industrial	3,138	658
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	5,706	3,051
Total non-accrual loans (1)	6,586	7,130
Accruing loans past due 90 days or more	4	3
Total non-performing loans (NPL)	6,590	7,133

OREO	-	-
Total non-performing assets (NPA) (2)	$6,590	$7,133
Accruing troubled debt restructured loans	$4,632	$25,346
Non-accrual troubled debt restructured loans	5,706	3,051
Total troubled debt restructured loans	$10,338	$28,397
(1)

We estimate that approximately $107,000 and $208,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of March 31, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $1.4 million and $859,000, respectively.

Individually evaluated Loans. Individually evaluated loans are loans for which it is probable that we will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. We measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

In determining whether or not a loan is individually evaluated, we consider payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered individually evaluated.

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDRs were $10.3 million and $28.4 million at March 31, 2020 and December 31, 2019, respectively. Our TDRs are considered individually evaluated loans of which $5.7 million and $3.1 million were designated as non-accrual at March 31, 2020, and December 31, 2019, respectively.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

The Bank implemented borrower relief programs to assist commercial and consumer clients impacted by the COVID-19 pandemic.  The Bank offered full deferral of loan payments to qualifying commercial clients of up to six months with a subsequent re-amortization of payments after the deferral period.  Commercial clients who qualified for payment deferrals complied with contractual terms of their loan; and provided support regarding the affect the COVID-19 pandemic had on the results of their operations.  The Bank provided loan deferrals to approximately 400 commercial clients with outstanding balances totaling approximately $340 million, with average monthly loan payments of approximately $7,500, average period deferred of approximately 5 months, and totaled deferred payments of approximately $16 million as of the end of April 30, 2020.  The Bank offered full deferral of loan payments to consumer clients directly impacted by the COVID-19 pandemic of up to 90 days.  The Bank provided loan deferrals to approximately 80 consumer clients with balances totaling approximately $1.0 million as of April 30, 2020.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$-	$-
Additions	-	-
Write-downs	-	-
Sales	-	-
Balance, end of period	$-	$-

Allowance for Credit Losses

We maintain an adequate allowance for credit losses, or ACL, based on a comprehensive methodology that determine our current expected credit losses (“CECL”) for investment securities available for sale, loans held for investment, and off balance sheet commitments.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past event, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience, either internal or peer information, provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Management must exercise significant judgment when evaluating the effect of qualitative factors on the amount of the ACL because data may not be reasonably available or directly applicable for management to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date.

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including but not limited to changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.  Changes in the nature and volume of the portfolio and in the terms of loans.  Changes in the experience, ability, and depth of lending management and other relevant staff.  Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.  Changes in the quality of the institution’s loan review system.  Changes in the value of underlying collateral for collateral-dependent loans.  The existence and effect of any concentrations of credit, and changes in the level of such concentrations.  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at March 31, 2020 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculated current expected credit losses or loan segments from time-to-time as we improved credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of ACL.

The following table sets forth the activity in our allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Allowance for credit losses:
Beginning balance	$31,426	$25,245
Impact of adopting ASC 326	9,466	-
Loans charged off:
Real estate term	(14)	-
Construction and land development	(30)	(5)
Commercial and industrial	(386)	(1,086)
Residential and home equity	-	(19)
Consumer and other	(122)	(64)
Total charge-offs	(552)	(1,174)
Recoveries:
Real estate term	-	-
Construction and land development	14	32
Commercial and industrial	126	180
Residential and home equity	22	22
Consumer and other	101	68
Total recoveries	263	302
Net loan charge-offs	(289)	(872)
Provision for credit losses	650	1,550
Ending balance ACL	$41,253	$25,923
Loans held for investment	$1,642,516	$1,676,889
Average loans	1,678,628	1,674,857
Selected ratios:
Net loan charge-offs to average loans	0.07%	0.21%
Provision for credit losses to average loans	0.16%	0.38%
Allowance for credit losses to loans held for investment	2.51%	1.55%

The ACL to loans held for investment was 2.51% at March 31, 2020, compared with 1.55% at March 31, 2019.  The allowance for credit losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ACL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ACL in each category to total loans as of each of the following dates:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Commercial real estate loans:
Real estate term	$12,997	$12,275
Construction and land development	13,677	6,990
Total commercial real estate loans	26,674	19,265
Commercial and industrial loans	11,468	10,892
Consumer loans:
Residential and home equity	2,553	1,118
Consumer and other	558	151
Total consumer loans	3,111	1,269
Total	$41,253	$31,426

Investments

Investment securities were $577.0 million at March 31, 2020 and $406.0 million at December 31, 2019. As of March 31, 2020, our portfolio of investment securities was comprised of available for sale securities.  At March 31, 2020, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Available for sale securities: (Fair Value)
U.S. Government agencies	$10,380	$21,190
Municipal securities	53,648	56,912
Mortgage-backed securities	508,675	323,108
Corporate securities	4,297	4,785
Total investment securities	$577,000	$405,995

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of March 31, 2020:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$10,049	2.21%	$-	0.00%	$-	0.00%	$-	0.00%	$10,049	2.21%
Municipal securities	18,104	2.15%	18,142	1.91%	16,830	2.20%	-	0.00%	53,076	2.08%
Mortgage-backed securities	-	0.00%	14,725	1.52%	32,296	1.97%	449,445	2.62%	496,466	2.54%
Other securities	-	0.00%	2,000	2.79%	3,000	1.55%	-	0.00%	5,000	2.05%
Total investment securities	$28,153	2.17%	$34,867	1.79%	$52,126	2.02%	$449,445	2.62%	$564,591	2.49%

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

Deposits

Total deposits were $2.12 billion at March 31, 2020 and $2.06 billion at December 31, 2019. The increase in total deposits is attributed primarily to organic growth.  Non-interest bearing demand deposits were $737.0 million, or 34.7% of total deposits at March 31, 2020 compared with $719.4 million, or 35.0% of total deposits at December 31, 2019. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$700,072	0.00%	$635,031	0.00%
Interest bearing deposits:
Interest bearing demand and savings	832,083	0.38%	799,641	0.50%
Money market	351,828	0.93%	249,535	0.98%
Certificates of deposit less than or equal to $250,000	130,890	1.21%	144,282	1.16%
Certificates of deposit greater than $250,000	38,778	1.87%	37,663	1.84%
Total interest bearing deposits	1,353,579	0.64%	1,231,121	0.72%
Total	$2,053,651	0.42%	$1,866,152	0.49%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

March 31,
(Dollars in thousands)	2020
Due in three months or less	$8,162
Due in over three months through six months	2,954
Due in over six months through twelve months	6,637
Due in over twelve months	25,168
Total	$42,921

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $340.1 million at March 31, 2020, an increase of $7.8 million, or 2.34%, since December 31, 2019. The increase in shareholders’ equity for the three months ended March 31, 2020 was primarily due to an increase of $7.9 million in accumulated other comprehensive income, and net income of $10.8 million for the period less dividends paid of $2.6 million, the impact to capital of adopting ASC 326 of $6.7 million and shares repurchased of $2.1 million.

Dividends of $0.14 per share were declared during the three months ended March 31, 2020 representing 24.6% of the net income for the same period. We announced a quarterly dividend of $0.14 per share on April 22, 2020, payable on May 11, 2020 for shareholders’ of record on May 4, 2020.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

The following table sets forth our capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	PUB
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2020	2019	2019
Common equity tier 1 capital	6.50%	17.36%	17.18%	15.60%
Tier 1 risk-based capital	8.00%	17.36%	17.18%	15.60%
Total risk-based capital	10.00%	18.62%	18.43%	16.86%
Tier 1 leverage capital ratio	5.00%	12.74%	12.67%	12.70%

PUB and AltabankTM met the requirements to be defined as a “well-capitalized” institution at March 31, 2020, December 31, 2019 and March 31, 2019 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of March 31, 2020:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$622,596	$435,447	$81,137	$21,283	$84,729
Standby letters of credit	23,760	23,760	-	-	-
Credit cards	26,344	26,344	-	-	-
Total	$672,700	$485,551	$81,137	$21,283	$84,729

Contractual Obligations

The following table sets forth our significant contractual obligations as of March 31, 2020:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$173,422	$89,170	$48,278	$34,101	$1,873
Deposits without stated maturity	1,948,596	1,948,596	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$2,122,018	$2,037,766	$48,278	$34,101	$1,873

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting, on a monthly basis, the amount of funds that will be required, and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $956.1 million at March 31, 2020, which is secured by various real estate loans pledged as collateral totaling $742.7 million and investment securities of $472.8 million.  Additionally, we have a borrowing line with the Federal Reserve Bank of $23.9 million, which is secured by $24.3 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2020, we had approximately $237.2 million in net liquid assets comprised of $157.6 million in cash and cash equivalents, including interest bearing deposits of $120.2 million and federal funds sold of $1.2 million, $577.0 million in available for sale investment securities and $21.6 million in loans held for sale, less $519.0 million of available for sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At March 31, 2020, we had outstanding loan commitments of $622.6 million, credit card commitments of $26.3 million and outstanding letters of credit of $23.8 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the three months ended March 31, 2020 was $61.0 million, principally from an increase in deposit balances, offset by dividends paid to shareholders during the period and share repurchases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K 2019) identifies various market, credit, and operations risk factors that could affect our results of operations.  For example, we explained therein that the Company’s “profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.”  Form 10-K 2019 at 29.  Specifically, “[i]n response to market concerns arising from the spread of COVID-19, among other domestic and global events, interest rates in the U.S. have recently declined” and “interest rates may decrease further as a result of such events, which could adversely affect our financial condition and earnings.”  Form 10-K 2019 at 29.  As conditions and circumstances related to COVID-19, including its declaration as a global pandemic by the World Health Organization on March 11, 2020,  are continuing to evolve, the Company provides the following supplement to the risk factors identified in its Form 10-K 2019:

COVID-19 Pandemic

The COVID-19 pandemic has significantly adversely impacted the global and national economies since its onset in late 2019.  This pandemic is expected to continue to adversely impact the global economy, though the scope, extent, and duration of such impact is presently not known or quantifiable.  The future direct and indirect qualitative and quantitative impacts of the COVID-19 pandemic on the Company’s business, operations, and financial condition remain uncertain.  As the COVID-19 pandemic persists and global and national economies continue to decline, the effects on the Company’s business and operations could include, without limitation: (i) increased margin compression as lower interest rates persist; (ii) increased noninterest expenses; (iii) increased credit losses and net charge-offs; (iv) deterioration of asset and collateral values due to declining financial condition of consumer and commercial borrowers; and (v) decreased demand for financial products and services.

National government and regulatory authorities have taken steps to try to stimulate the economy and counteract the effects of the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included the implementation of the SBA’s Paycheck Protection Program (PPP), providing loans to eligible small businesses to fund payroll and other qualifying expenses.  The Board of Governors of the Federal Reserve System (Federal Reserve) has also taken economic stimuli steps by lowering the federal funds rate and the interest rate on the Federal Reserve’s discount window; issuing clarifying guidance on loan modifications due to COVID-19-related non-payment, and implementing and expanding the scope and access of its Main Street Lending Program and its Paycheck Protection Program Liquidity Facility for SBA-qualified lenders.  The impact of these prophylactic measures is not yet known.

The Company continues to monitor the COVID-19 pandemic situation closely.  The scope and duration of the COVID-19 pandemic is not yet known and, as such, its potential adverse impact on the Company’s business, results of operations, and financial results is highly uncertain.  As recession-like economic conditions persist in global, national, and local economies, however, the COVID-19 pandemic could have a long-term negative effect on the Company’s business, results of operations, and financial condition.

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

101

The following financial information from People’s Utah Bancorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2020.

PEOPLE’S UTAH BANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)