Form 10-Q
period 2020-06-30
Altabancorp
filed 2020-08-10
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37416

ALTABANCORP

(Exact name of registrant as specified in its charter)

Utah	87-0622021
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1 East Main Street American Fork, Utah	84003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 642-3998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALTA	The Nasdaq Stock Market LLC

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

As of July 31, 2020, the registrant had 18,794,120 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,088	$38,987
Interest-bearing deposits	275,920	171,955
Federal funds sold	829	1,039
Total cash and cash equivalents	323,837	211,981
Investment securities - available for sale, at fair value	973,457	405,995
Non-marketable equity securities	2,890	2,623
Loans held for sale	29,264	18,669
Loans:
Loans held for investment	1,659,018	1,680,918
Allowance for credit losses	(42,683)	(31,426)
Total loans held for investment, net	1,616,335	1,649,492
Premises and equipment, net	38,673	39,474
Goodwill	25,673	25,673
Bank-owned life insurance	27,330	27,037
Deferred income tax assets, net	8,586	9,716
Accrued interest receivable	11,682	7,904
Other intangibles	2,749	2,970
Other real estate owned	-	-
Other assets	5,169	4,800
Total assets	$3,065,645	$2,406,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$985,455	$719,410
Interest bearing deposits	1,627,884	1,336,957
Total deposits	2,613,339	2,056,367
Short-term borrowings	83,490	-
Accrued interest payable	408	546
Other liabilities	18,278	17,059
Total liabilities	2,715,515	2,073,972

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,793,217 and 18,870,498 shares issued and outstanding as of June 30, 2020
and December 31, 2019, respectively	188	189
Additional paid-in capital	86,721	87,913
Retained earnings	252,032	242,878
Accumulated other comprehensive income	11,189	1,382
Total shareholders’ equity	350,130	332,362
Total liabilities and shareholders’ equity	$3,065,645	$2,406,334

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$23,649	$27,628	$49,574	$54,608
Interest and dividends on investments	3,753	2,422	7,212	4,594
Total interest income	27,402	30,050	56,786	59,202
Interest expense	1,613	2,330	3,776	4,575
Net interest income	25,789	27,720	53,010	54,627
Provision for credit losses	2,100	2,150	2,750	3,700
Net interest income after provision for credit losses	23,689	25,570	50,260	50,927
Non-interest income
Mortgage banking	3,036	1,621	4,746	3,038
Card processing	917	814	1,624	1,429
Service charges on deposit accounts	763	705	1,543	1,362
Net gain on sale of investment securities	1,441	-	1,441	-
Other	(41)	458	502	1,106
Total non-interest income	6,116	3,598	9,856	6,935
Non-interest expense
Salaries and employee benefits	10,786	9,526	21,630	19,412
Occupancy, equipment and depreciation	831	1,558	2,370	3,014
Data processing	2,383	1,018	3,519	1,982
Marketing and advertising	339	226	771	342
FDIC premiums	165	148	165	238
Other	1,771	2,223	3,981	4,627
Total non-interest expense	16,275	14,699	32,436	29,615
Income before income tax expense	13,530	14,469	27,680	28,247
Income tax expense	3,192	3,480	6,569	6,753
Net income	$10,338	$10,989	$21,111	$21,494
Earnings per common share:
Basic	$0.55	$0.58	$1.12	$1.14
Diluted	$0.55	$0.58	$1.11	$1.13
Weighted average common shares outstanding:
Basic	18,789,561	18,805,760	18,837,209	18,793,553
Diluted	18,932,511	19,007,297	18,985,319	18,998,480

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$10,338	$10,989	$21,111	$21,494
Other comprehensive income
Unrealized holding gains on securities available for sale	3,951	3,140	14,518	5,996
Reclassification adjustment for gains on available for sale securities	(1,441)	-	(1,441)	-
Net unrealized holding gains on securities available for sale	2,510	3,140	13,077	5,996

Income tax expense	(627)	(785)	(3,270)	(1,498)
Other comprehensive income, net of tax	1,883	2,355	9,807	4,498
Total comprehensive income	$12,221	$13,344	$30,918	$25,992

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share	Common	Common	Paid-in	Retained	Comprehensive
amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327
Net income	-	-	-	10,989	-	10,989
Other comprehensive income	-	-	-	-	2,355	2,355
Cash dividends ($0.12 per share)	-	-	-	(2,255)	-	(2,255)
Share-based compensation	-	-	190	-	-	190
Issuance of shares under stock incentive plans	22,052	-	193	-	-	193
Balance as of June 30, 2019	18,819,332	$188	$87,275	$224,950	$386	$312,799

Balance as of January 1, 2020	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Net income	-	-	-	10,773	-	10,773
Other comprehensive income	-	-	-	-	7,924	7,924
Cash dividends ($0.14 per share)	-	-	-	(2,646)	-	(2,646)
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	385	-	-	385
Issuance of shares under stock incentive plans	38,218	-	159	-	-	159
Balance as of March 31, 2020	18,787,810	$188	$86,318	$244,325	$9,306	$340,137
Net income	-	-	-	10,338	-	10,338
Other comprehensive income	-	-	-	-	1,883	1,883
Cash dividends ($0.14 per share)	-	-	-	(2,631)	-	(2,631)
Share-based compensation	-	-	380	-	-	380
Issuance of shares under stock incentive plans	5,407	-	23	-	-	23
Balance as of June 30, 2020	18,793,217	$188	$86,721	$252,032	$11,189	$350,130

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$21,111	$21,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,750	3,700
Depreciation and amortization	1,822	1,889
Loss on sale of OREO	1	-
Deferred income taxes	(24)	837
Net amortization of securities discounts and premiums	1,541	1,172
Increase in cash surrender value of bank-owned life insurance	(293)	(301)
Share-based compensation	765	381
Gain on sale of loans held for sale	(3,467)	(1,984)
Originations of loans held for sale	(136,459)	(99,270)
Proceeds from sale of loans held for sale	129,331	93,075
Net changes in:
Accrued interest receivable	(3,778)	(360)
Other assets	(938)	3,596
Accrued interest payable	(138)	63
Other liabilities	1,552	(2,149)
Net cash provided by operating activities	13,776	22,143
Cash flows from investing activities:
Net change in loans held for investment	22,057	5,412
Purchase of available for sale securities	(674,709)	(12,831)
Proceeds from maturities/sales of available for sale securities	118,783	27,949
Proceeds from maturities of held to maturity securities	-	1,370
Purchase of premises and equipment	(1,354)	(3,464)
Proceeds from sale of assets	-	2,297
Proceeds from sale of other real estate owned, net of improvements	343	-
Purchase of non-marketable equity securities	(267)	(4,032)
Proceeds from sale of non-marketable equity securities	-	3,960
Net cash (used in) provided by investing activities	(535,147)	20,661
Cash flows from financing activities:
Net increase in deposits	556,972	104,851
Proceeds related to exercise of stock options	182	587
Net change in short-term borrowings	83,490	-
Net cash used in share repurchase program	(2,140)	-
Cash dividends paid	(5,277)	(4,323)
Net cash provided by financing activities	633,227	101,115
Net change in cash and cash equivalents	111,856	143,919
Cash and cash equivalents, beginning of period	211,981	48,547
Cash and cash equivalents, end of period	$323,837	$192,466
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,914	$4,512
Income taxes paid	$25	$6,510
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$344	$-
Unrealized gains on securities available for sale	$13,077	$5,996
Transfer of HTM securities to AFS	$-	$64,648

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

Nature of operations and basis of consolidation — AltabancorpTM (“ALTA” or the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank”), which was organized in 1913.  AltabankTM is a Utah state-chartered bank.  AltabankTM operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). AltabankTM is not a member of the Federal Reserve System; however, ALTA is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of AltabankTM. Both ALTA and AltabankTM are subject to periodic examination by all of the applicable federal and state regulatory agencies and file periodic reports and other information with such agencies.  The Company considers AltabankTM to be its sole operating segment.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent.  Delinquent interest accrued but not received for a security placed on nonaccrual is reversed against interest income.  The Company did not have any accrued interest reversed against interest income for the six months ended June 30, 2020.

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

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent, unless the loan is well secured and in process of collection.  Mortgage loans are charged off at 180 days past due, and commercial loan are charged-off to the extent principal or interest is deemed uncollectible.  Consumer and credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection.  Past-due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charge-off at an earlier date if collection of principal or interest is considered doubtful.

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

Troubled debt restructurings (“TDR”)—A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR.  TDRs are then evaluated to determine if the TDR loan has estimated credit losses using the same methodology used for other individually evaluated loans as described in the next section.  With the recent COVID-19 pandemic, the number of loans that have had loan payments deferred has significantly increased.  In accordance with regulatory guidance, to the extent that the borrower was not experiencing financial difficulties prior to the pandemic, such modifications have not been classified as TDRs.

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

Factors considered by management in determining estimated credit losses include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including but not limited to: i) changes in lending policies and procedures; ii) changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; iii) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; iv) changes in the nature and volume of the portfolio and in the terms of loans; v) changes in the experience, ability, and depth of lending management and other relevant staff; vi) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; vii) changes in the quality of the institution’s loan review system; viii) changes in the value of underlying collateral for collateral-dependent loans; ix) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and, x) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at June 30, 2020 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculated current expected credit losses or loan segments from time-to-time as the Company improves credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable from its calculation of the ACL.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Allowance for credit losses on off-balance sheet credit exposures — The Company estimates expected credit losses on off-balance sheet credit exposures using the same CECL historical loss rates applied to loans held for investment over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company, adjusted for funding factors.  The allowance for credit losses on off-balance sheet credit exposures is reported in other liabilities on the unaudited consolidated balance sheets with an offset to other non-interest expense.  The estimate of CECL includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Numerator
Net income	$10,338	$10,989	$21,111	$21,494
Denominator
Weighted-average number of common shares outstanding	18,789,561	18,805,760	18,837,209	18,793,553
Incremental shares assumed for stock options and RSUs	142,950	201,537	148,110	204,927
Weighted-average number of dilutive shares outstanding	18,932,511	19,007,297	18,985,319	18,998,480
Basic earnings per common share	$0.55	$0.58	$1.12	$1.14
Diluted earnings per common share	$0.55	$0.58	$1.11	$1.13

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
Allowance for credit losses:
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

Subsequent events — The Company has evaluated events occurring subsequent to June 30, 2020 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2020
U.S. Government-sponsored securities	$13,480	$391	$-	$-	$13,871
Municipal securities	45,723	1,210	-	-	46,933
Mortgage-backed securities	894,335	14,307	(694)	(37)	907,911
Corporate securities	5,000	1	-	(259)	4,742
	$958,538	$15,909	$(694)	$(296)	$973,457
As of December 31, 2019
U.S. Government-sponsored securities	$20,957	$235	$-	$(2)	$21,190
Municipal securities	56,252	670	(1)	(9)	56,912
Mortgage-backed securities	321,944	2,188	(481)	(543)	323,108
Corporate securities	5,000	-	-	(215)	4,785
	$404,153	$3,093	$(482)	$(769)	$405,995

At June 30, 2020 and December 31, 2019, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	As of June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	95,605	(694)	3,031	(37)	98,636	(731)
Corporate securities	-	-	2,741	(259)	2,741	(259)
	$95,605	$(694)	$5,772	$(296)	$101,377	$(990)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$5,998	$(2)	$5,998	$(2)
Municipal securities	3,060	(1)	1,338	(9)	4,398	(10)
Mortgage-backed securities	115,243	(481)	70,383	(543)	185,626	(1,024)
Corporate securities	-	-	4,785	(215)	4,785	(215)
	$118,303	$(482)	$82,504	$(769)	$200,807	$(1,251)

The Company monitors the credit quality of debt securities AFS through the use of credit ratings from Nationally Recognized Statistical Ration Organizations (“NRSRO”) to assist in the determination of any current expected credit losses. At June 30, 2020, the Company had no allowance for credit losses on AFS securities. The following table summarizes the amortized cost of debt securities AFS at June 30, 2020, aggregated by credit quality indicator.

Note 2 — Investment Securities – continued

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2020
U.S. Government-backed securities(1)	$907,815	$14,698	$(694)	$(37)	$921,782
Investment grade rating	42,486	950	-	(259)	43,177
Below investment grade	-	-	-	-	-
Unrated investment securities	8,237	261	-	-	8,498
	$958,538	$15,909	$(694)	$(296)	$973,457
As of December 31, 2019
U.S. Government-sponsored securities(1)	$342,901	$2,423	$(481)	$(545)	$344,298
Investment grade rating	50,793	544	(1)	(224)	51,112
Below investment grade	-	-	-	-	-
Unrated investment securities	10,459	126	-	-	10,585
	$404,153	$3,093	$(482)	$(769)	$405,995

(1)	Securities backed by the full faith and credit of the U.S. Government.

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at June 30, 2020, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$13,658	$13,720
After one year through five years	37,643	38,598
After five years through ten years	40,723	41,720
After ten years	866,514	879,419
	$958,538	$973,457

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of June 30, 2020, the Company held 23 available for sale investment securities with fair value less than amortized cost compared to 146 at December 31, 2019. In addition, the Company had no held to maturity securities at June 30, 2020, and December 31, 2019. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.

Note 2 — Investment Securities – continued

The Company sold $48.2 million available for sale securities during the six months ended June 30, 2020, and recorded a $1.4 million gain on sale of investment securities. The Company did not sell any available for sale securities during the six months ended June 30, 2019.  There were no available for sale securities in a nonaccrual status at June 30, 2020, or December 31, 2019.

During the year ended December 31, 2019, the Company elected to make a one-time transfer of 140 securities from the held to maturity classification of $64.6 million to the available for sale classification, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 3 — Loans and Allowance for Credit Losses

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	$958,783	$948,073
Construction and land development	243,212	273,963
Total commercial real estate loans	1,201,995	1,222,036
Commercial and industrial loans	310,837	284,738
Consumer loans:
Residential and home equity	141,174	162,559
Consumer and other	11,548	16,036
Total consumer loans	152,722	178,595
Total gross loans	1,665,554	1,685,369
Net deferred loan fees	(6,536)	(4,451)
Total loans held for investment	1,659,018	1,680,918
Allowance for credit losses	(42,683)	(31,426)
Total loans held for investment, net	$1,616,335	$1,649,492

At June 30, 2020, the Company held 333 loans totaling $84.6 million of SBA PPP loans included in commercial and industrial loans above.  The SBA guarantees 100% of the outstanding balance, and that guarantee is backed by the full faith and credit of the United States.

Note 3 — Loans and Allowance for Credit Losses – Continued

Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$12,997	$13,677	$11,468	$2,553	$558	$41,253
Provision for credit losses	(460)	1,452	905	211	(8)	2,100
Gross loan charge-offs	(99)	(43)	(654)	-	(61)	(857)
Recoveries	69	35	41	3	39	187
Net loan (charge-offs) / recoveries	(30)	(8)	(613)	3	(22)	(670)
Balance at end of period	$12,507	$15,121	$11,760	$2,767	$528	$42,683

	Three Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$10,172	$7,182	$7,602	$804	$163	$25,923
Provision for credit losses	276	(114)	1,965	(42)	65	2,150
Gross loan charge-offs	-	-	(497)	-	(110)	(607)
Recoveries	24	319	167	10	53	573
Net loan (charge-offs) / recoveries	24	319	(330)	10	(57)	(34)
Balance at end of period	$10,472	$7,387	$9,237	$772	$171	$28,039

	Six Months Ended June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provision for credit losses	(132)	1,752	1,092	107	(69)	2,750
Gross loan charge-offs	(113)	(73)	(1,040)	-	(183)	(1,409)
Recoveries	69	49	167	25	140	450
Net loan (charge-offs) / recoveries	(44)	(24)	(873)	25	(43)	(959)
Balance at end of period	$12,507	$15,121	$11,760	$2,767	$528	$42,683

	Six Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Provision for credit losses	480	19	3,246	30	(75)	3,700
Gross loan charge-offs	-	(5)	(1,583)	(19)	(174)	(1,781)
Recoveries	24	351	347	32	121	875
Net loan (charge-offs) / recoveries	24	346	(1,236)	13	(53)	(906)
Balance at end of period	$10,472	$7,387	$9,237	$772	$171	$28,039

Note 3 — Loans and Allowance for Credit Losses – Continued

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled debt restructured:
Real estate term	$131	$2,416
Construction and land development	139	60
Commercial and industrial	545	1,550
Residential and home equity	549	45
Consumer and other	2	8
Total non-accrual loans, not troubled debt restructured	1,366	4,079
Troubled debt restructured loans, non-accrual:
Real estate term	2,521	2,393
Construction and land development	-	-
Commercial and industrial	2,499	658
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	5,020	3,051
Total non-accrual loans	$6,386	$7,130

Non-performing assets as of June 30, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $1.8 million and $859,000, respectively.

Troubled debt restructured loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$5,480	$25,346
Non-accrual troubled debt restructured loans	5,020	3,051
Total troubled debt restructured loans	$10,500	$28,397

As of June 30, 2020, TDRs totaling $15.0 million met the criteria to be delisted for reporting purposes.  To be delisted as a TDR, the Company follows established regulatory guidelines. For a loan that is a TDR, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of the restructuring and the loan is in compliance with its modified terms, the loan need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. A market interest rate is a contractual interest rate that at the time of the restructuring is greater than or equal to the rate that the institution was willing to accept for a new loan with comparable risk. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms

Note 3 — Loans and Allowance for Credit Losses – Continued

The below tables summarize TDRs by year of occurrence and type of modification:

	Six Months Ended June 30, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
TDRs that occurred during the period	4	$708	-	$-	4	$708
2019	3	4,713	9	3,555	12	8,268
2018	-	-	3	1,465	3	1,465
2017	-	-	-	-	-	-
Thereafter	1	59	-	-	1	59
Total	8	$5,480	12	$5,020	20	$10,500

	Six Months Ended June 30, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
Interest rate reduction	1	$59	-	$-	1	$59
Loan payment deferment	4	852	4	604	8	1,456
Loan re-amortization	2	4,492	3	1,465	5	5,957
Loan extension	1	77	5	2,951	6	3,028
Total	8	$5,480	12	$5,020	20	$10,500

The following tables present TDRs that occurred during the periods presented and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off or a combination of both.

	Six Months Ended June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1)
Number of loans	2	-	2	-	-	4
Pre-modification balance	$583	$-	$128	$-	$-	$711
Post-modification balance	$583	$-	$128	$-	$-	$711

TDRs that subsequently defaulted
Number of loans	1	-	-	-	-	1
Recorded balance	$113	$-	$-	$-	$-	$113

	Six Months Ended June 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1)
Number of loans	6	-	25	2	-	33
Pre-modification balance	$5,076	$-	$9,848	$277	$-	$15,201
Post-modification balance	$5,076	$-	$9,848	$277	$-	$15,201

TDRs that subsequently defaulted
Number of loans	-	-	1	-	-	1
Recorded balance	$-	$-	$18	$-	$-	$18

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

Note 3 — Loans and Allowance for Credit Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2020
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$955,545	$586	$-	$2,652	$3,238	$958,783
Construction and land development	242,808	265	-	139	404	243,212
Total commercial real estate	1,198,353	851	-	2,791	3,642	1,201,995
Commercial and industrial	306,437	1,356	-	3,044	4,400	310,837
Consumer:
Residential and home equity	139,888	737	-	549	1,286	141,174
Consumer and other	11,463	81	2	2	85	11,548
Total consumer	151,351	818	2	551	1,371	152,722
Total gross loans	$1,656,141	$3,025	$2	$6,386	$9,413	$1,665,554

	December 31, 2019
		30-89				Purchased
		Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$942,370	$534	$-	$4,809	$5,343	$360	$948,073
Construction and land development	273,268	570	-	60	630	65	273,963
Total commercial real estate	1,215,638	1,104	-	4,869	5,973	425	1,222,036
Commercial and industrial	279,072	403	-	2,208	2,611	3,055	284,738
Consumer:
Residential and home equity	162,360	154	-	45	199	-	162,559
Consumer and other	15,727	298	3	8	309	-	16,036
Total consumer	178,087	452	3	53	508	-	178,595
Total gross loans	$1,672,797	$1,959	$3	$7,130	$9,092	$3,480	$1,685,369

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

Note 3 — Loans and Allowance for Credit Losses – Continued

For consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$908,884	$22,746	$27,153	$-	$958,783	$12,507
Construction and land development	228,769	11,151	3,292	-	243,212	15,121
Total commercial real estate	1,137,653	33,897	30,445	-	1,201,995	27,628
Commercial and industrial	293,321	6,588	10,928	-	310,837	11,760
Consumer loans:
Residential and home equity	137,524	-	3,650	-	141,174	2,767
Consumer and other	11,545	-	3	-	11,548	528
Total consumer	149,069	-	3,653	-	152,722	3,295
Total	$1,580,043	$40,485	$45,026	$-	$1,665,554	$42,683

	December 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$903,910	$23,202	$20,961	$-	$948,073	$12,275
Construction and land development	259,245	10,182	4,536	-	273,963	6,990
Total commercial real estate	1,163,155	33,384	25,497	-	1,222,036	19,265
Commercial and industrial	263,588	6,629	14,521	-	284,738	10,892
Consumer loans:
Residential and home equity	159,176	204	3,179	-	162,559	1,118
Consumer and other	16,034	-	2	-	16,036	151
Total consumer	175,210	204	3,181	-	178,595	1,269
Total	$1,601,953	$40,217	$43,199	$-	$1,685,369	$31,426

Note 3 — Loans and Allowance for Credit Losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of June 30, 2020:

	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$91,900	$143,466	$100,325	$93,752	$56,269	$201,275	$221,897	$908,884
Special mention	-	-	3,668	2,344	2,957	13,162	615	22,746
Substandard	1,265	1,243	195	377	300	5,296	18,477	27,153
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$93,165	$144,709	$104,188	$96,473	$59,526	$219,733	$240,989	$958,783
Construction and land development
Risk rating
Pass	$6,996	$8,139	$10,714	$3,492	$6,750	$8,941	$183,737	$228,769
Special mention	-	-	-	-	-	-	11,151	11,151
Substandard	-	-	-	-	-	60	3,232	3,292
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$6,996	$8,139	$10,714	$3,492	$6,750	$9,001	$198,120	$243,212
Total commercial real estate loans	$100,161	$152,848	$114,902	$99,965	$66,276	$228,734	$439,109	$1,201,995
Commercial and industrial
Risk rating
Pass	$96,206	$35,106	$39,473	$19,902	$11,832	$45,044	$45,758	$293,321
Special mention	-	197	446	-	1,227	4,522	196	6,588
Substandard	-	1,973	732	1,467	437	4,691	1,628	10,928
Doubtful	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$96,206	$37,276	$40,651	$21,369	$13,496	$54,257	$47,582	$310,837
Consumer:
Residential real estate
Risk rating
Pass	$11,250	$28,060	$23,884	$18,786	$12,897	$35,303	$7,344	$137,524
Special mention	-	-	-	-	-	-	-	-
Substandard	183	-	85	242	780	2,360	-	3,650
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate loans	$11,433	$28,060	$23,969	$19,028	$13,677	$37,663	$7,344	$141,174
Consumer and other
Risk rating
Pass	$4,652	$2,610	$1,941	$957	$364	$1,018	$3	$11,545
Special mention	-	-	-	-	-	-	-	-
Substandard	2	-	-	-	1	-	-	3
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$4,654	$2,610	$1,941	$957	$365	$1,018	$3	$11,548
Total consumer loans	$16,087	$30,670	$25,910	$19,985	$14,042	$38,681	$7,347	$152,722
Total gross loans	$212,454	$220,794	$181,463	$141,319	$93,814	$321,672	$494,038	$1,665,554

Note 3 — Loans and Allowance for Credit Losses – Continued

The ACL and outstanding loan balances reviewed according to the Company’s estimated credit loss methods are summarized as follows:

	June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Individually evaluated for impairment	$892	$1,512	$4,402	$401	$-	$7,207
Collectively evaluated for impairment	11,615	13,609	7,358	2,366	528	35,476
Total	$12,507	$15,121	$11,760	$2,767	$528	$42,683
Outstanding loan balances:
Individually evaluated for impairment	$2,423	$4,806	$10,819	$504	$-	$18,552
Collectively evaluated for impairment	956,360	238,406	300,018	140,670	11,548	1,647,002
Total gross loans	$958,783	$243,212	$310,837	$141,174	$11,548	$1,665,554

	December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Individually evaluated for impairment	$825	$1,305	$4,901	$401	$-	$7,432
Collectively evaluated for impairment	11,255	5,669	5,991	717	151	23,783
Purchased credit-impaired loans	195	16	-	-	-	211
Total	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Outstanding loan balances:
Individually evaluated for impairment	$18,305	$4,474	$14,467	$3,701	$-	$40,947
Collectively evaluated for impairment	929,408	269,424	267,216	158,858	16,036	1,640,942
Purchased credit-impaired loans	360	65	3,055	-	-	3,480
Total gross loans	$948,073	$273,963	$284,738	$162,559	$16,036	$1,685,369

The following table provides amortized cost basis of collateral dependent loans as of June 30, 2020:

	June 30, 2020

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$891	$-	$-	$-	$-	$891
Construction and land development	4,806	-	-	-	-	4,806
Total commercial real estate	5,697	-	-	-	-	5,697
Commercial and industrial	-	3,794	3,415	70	148	7,427
Consumer:
Residential and home equity	399	-	-	-	-	399
Consumer and other	-	-	-	-	-	-
Total consumer	399	-	-	-	-	399
Total collateral dependent loans	$6,096	$3,794	$3,415	$70	$148	$13,523

Note 3 — Loans and Allowance for Credit Losses – Continued

Information on individually evaluated loans is summarized as follows:

	June 30, 2020
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	ACL
Commercial real estate:
Real estate term	$2,779	$-	$2,423	$2,423	$892
Construction and land development	4,808	-	4,806	4,806	1,512
Total commercial real estate	7,587	-	7,229	7,229	2,404
Commercial and industrial	12,229	-	10,819	10,819	4,402
Consumer loans:
Residential and home equity	504	-	504	504	401
Consumer and other	-	-	-	-	-
Total consumer	504	-	504	504	401
Total	$20,320	$-	$18,552	$18,552	$7,207

	December 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	ACL
Commercial real estate:
Real estate term	$18,305	$11,684	$6,621	$18,305	$825
Construction and land development	4,474	121	4,353	4,474	1,305
Total commercial real estate	22,779	11,805	10,974	22,779	2,130
Commercial and industrial	14,467	2,591	11,876	14,467	4,901
Consumer loans:
Residential and home equity	3,701	3,194	507	3,701	401
Consumer and other	-	-	-	-	-
Total consumer	3,701	3,194	507	3,701	401
Total	$40,947	$17,590	$23,357	$40,947	$7,432

Interest income recognized on the average recorded investment of individually evaluated loans was as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$4,835	$25	$13,858	$182
Construction and land development	2,958	47	3,987	71
Total commercial real estate	7,793	72	17,845	253
Commercial and industrial	10,733	96	12,183	170
Consumer loans:
Residential and home equity	828	4	3,096	44
Consumer and other	-	-	-	-
Total consumer	828	4	3,096	44
Total	$19,354	$172	$33,124	$467

Note 3 — Loans and Allowance for Credit Losses – Continued

	Six Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$8,806	$155	$11,998	$305
Construction and land development	2,962	99	2,545	88
Total commercial real estate	11,768	254	14,543	393
Commercial and industrial	11,644	261	10,806	325
Consumer loans:
Residential and home equity	1,540	32	3,134	91
Consumer and other	-	-	-	-
Total consumer	1,540	32	3,134	91
Total	$24,952	$547	$28,483	$809

Purchased credit-deteriorated loans and purchased non-credit-deteriorated loans. Prior to adoption of ASC 326, purchased loans, including loans acquired in business combinations, were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan and lease losses was not recorded at the acquisition date. Acquired loans were evaluated upon acquisition and classified as either PCI or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $6.2 million at December 31, 2019. As of December 31, 2019, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million. The carrying balance of PCI loans was $3.5 million at December 31, 2019. On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company adopted ASC 326 using the prospective transition approach for financial assets purchased through an acquisition or business combination.  Loans that were previously classified as PCI and accounted for under ASC 310-30 were reclassified as PCD loans.  In accordance with the new standard, management did not reassess whether PCI loans met the criteria of PCD loan as of the date of adoption.  On January 1, 2020, the amortized cost basis for PCD loans was increased by $1.5 million to reflect the addition of ACL.  The remaining noncredit discount will continue to be accreted into interest income over the remaining life of the portfolio.  The outstanding contractual unpaid principal balance of PCD loans was $2.5 million at June 30, 2020.

The following table presents the changes in the accretable yield for non-PCD loans for the six months ended June 30, 2020, and 2019:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$4,247	$5,884
Accretion to interest income	(1,192)	(874)
Reclassification from non-accretable difference	402	96
Balance, end of period	$3,457	$5,106

Note 3 — Loans and Allowance for Credit Losses – Continued

Loans and Deposits to affiliates — The Company has entered into loan transactions with certain directors, affiliated companies and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $7.9 million and $5.4 million as of June 30, 2020, and December 31, 2019, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $3.9 million and $278,000 as of June 30, 2020, and December 31, 2019, respectively.  Deposits from affiliates were $8.0 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit, including unsecured commitments of $12,822 and $32,995 as of June 30, 2020 and December 31, 2019, respectively	$659,794	$632,577
Stand-by letters of credit and bond commitments, including unsecured commitments of $403 and $555 as of June 30, 2020 and December 31, 2019, respectively	23,493	23,860
Unused credit card lines, all unsecured	26,860	26,121

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

Note 5 — Fair Value - Continued

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$323,837	$323,837	$211,981	$211,981
Investment securities available for sale	2	964,959	964,959	395,410	395,410
Investment securities available for sale	3	8,498	8,498	10,585	10,585
Non-marketable securities	2	2,890	2,890	2,623	2,623
Loans held for sale	2	29,264	29,264	18,669	18,669
Loans held for investment	3	1,616,335	1,583,362	1,649,492	1,639,480

Financial Liabilities:
Total deposits	2	$2,613,339	$2,465,845	$2,056,367	$1,851,954

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$964,959	$8,498	$973,457
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	945	945

As of December 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$395,410	$10,585	$405,995
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	17,497	17,497

Note 6 — Income Taxes

Income tax expense was $3.2 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate for the second quarter of 2020 was 23.6% compared with 24.1% in the second quarter of 2019.

Income tax expense was $6.6 million and $6.8 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 was 23.7% compared with 23.9% for the same period in 2019.

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

As of June 30, 2020, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

Note 7 — Regulatory Capital Matters – continued

The Company’s actual and required capital amounts and ratios are as follows:

	June 30, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$310,678	17.94%	$77,941	4.50%	$112,581	6.50%
Tier 1 Capital to Risk-Weighted Assets	310,678	17.94%	103,921	6.00%	138,561	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	332,608	19.20%	138,561	8.00%	173,202	10.00%
Tier 1 Leverage	310,678	11.68%	106,380	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$305,829	17.66%	$77,922	4.50%	$112,554	6.50%
Tier 1 Capital to Risk-Weighted Assets	305,829	17.66%	103,896	6.00%	138,528	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	327,759	18.93%	138,528	8.00%	173,160	10.00%
Tier 1 Leverage	305,829	11.52%	106,207	4.00%	132,759	5.00%

	December 31, 2019
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,291	17.18%	$79,193	4.50%	$114,390	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,291	17.18%	105,590	6.00%	140,787	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,415	18.43%	140,787	8.00%	175,984	10.00%
Tier 1 Leverage	302,291	12.67%	95,431	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$297,108	16.88%	$79,191	4.50%	$114,387	6.50%
Tier 1 Capital to Risk-Weighted Assets	297,108	16.88%	105,588	6.00%	140,784	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	319,233	18.14%	140,784	8.00%	175,981	10.00%
Tier 1 Leverage	297,108	12.45%	95,429	4.00%	119,286	5.00%

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

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In May 2020, on approval by and at the recommendation of the Board of Directors (“Board”), the shareholders of the Company approved a share-based incentive plan (“the Plan”). The Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the Plan is 1,000,000 common shares. The share-based awards are granted to participants under the Plan at a price not less than the fair value on the date of grant and for terms of up to ten years. The Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

During the six months ended June 30, 2020, the Company granted 55,187 restricted stock units (“RSU”) at a weighted-average fair value of $29.02 per unit.  All awards granted thru June 30, 2020 were done so under the prior employee incentive plan.  Beginning July 1, 2020, any new grants awarded to associates will be under the new Plan.  The RSUs generally vest over periods from one to three years. The Company recorded share-based compensation expense of $765,000 and $381,000 for the six months ended June 30, 2020 and 2019, respectively.  Additionally, the Company did not grant any options for the purchase of common shares during the six months ended June 30, 2020, and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of AltabancorpTM’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), and other parts of this report that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause our actual results to differ materially from our forward-looking statements in this filing:

•	the duration and impact of the COVID-19 pandemic;
•	changes in general economic conditions, either nationally or in our local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for credit losses or the adoption of ASU 2016-13;
•	risks associated with our growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support our growth in assets;
•	risks associated with the integration of current and future acquisitions;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security;
•	technological changes;
•	regulatory or judicial proceedings; and
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

Overview

AltabancorpTM (“ALTA” or the “Company”) is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, ALTA is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank”) which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.  The Company received federal trademark approval for the operating bank and holding company name and accompanying logos in July 2020.

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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands, except share data)	2020	2020	2019	2019
Selected Balance Sheet Information:
Book value per share	$18.63	$18.10	$17.61	$16.62
Tangible book value per share	$17.12	$16.59	$16.09	$15.09
Non-performing loans to total loans	0.39%	0.41%	0.53%	0.31%
Non-performing assets to total assets	0.21%	0.27%	0.37%	0.22%
Allowance for credit losses to loans held for investment	2.57%	2.51%	1.87%	1.68%
Loans to Deposits	62.97%	76.48%	81.12%	83.91%

Asset Quality Data:
Non-performing loans	$6,388	$6,590	$8,814	$5,104
Non-performing assets	$6,388	$6,590	$8,814	$5,104

Capital Ratios:
Tier 1 leverage capital	11.68%	12.74%	12.67%	12.78%
Total risk-based capital	19.20%	18.62%	18.43%	17.24%
Average equity to average assets	12.57%	13.82%	13.63%	13.69%
Tangible common equity to tangible assets (1)	10.59%	12.73%	12.77%	12.44%

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Selected Financial Information:
Basic earnings per share	$0.55	$0.57	$0.58	$1.12	$1.14
Diluted earnings per share	$0.55	$0.57	$0.58	$1.11	$1.13
Net interest margin (2)	3.96%	4.79%	5.24%	4.35%	5.27%
Efficiency ratio	51.01%	52.20%	46.93%	51.60%	48.11%
Non-interest income to average assets	0.90%	0.63%	0.64%	0.77%	0.63%
Non-interest expense to average assets	2.39%	2.71%	2.63%	2.54%	2.69%
Return on average assets	1.52%	1.80%	1.96%	1.65%	1.96%
Return on average equity	12.06%	13.05%	14.33%	12.55%	14.35%
Net charge-offs	$670	$289	$34	$959	$906
Annualized net charge-offs to average loans	0.16%	0.07%	0.01%	0.11%	0.11%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.  Intangible assets were $28.4 million, $28.5 million, $28.6 million, and $28.9 million at June 30, 2020, March 31, 2020, December 31, 2019, and June 30, 2019, respectively.

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

	Three Months Ended
	June 30, 2020			June 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$228,032	$52	0.09%	$88,654	$511	2.31%
Securities: (1)
Taxable securities	645,720	3,452	2.15%	276,993	1,572	2.28%
Non-taxable securities (2)	45,670	229	2.02%	66,425	312	1.88%
Total securities	691,390	3,681	2.14%	343,418	1,884	2.20%
Loans (3)
Real estate term	945,680	13,165	5.60%	902,214	13,447	5.98%
Construction and land development	257,561	4,157	6.49%	313,412	6,304	8.07%
Commercial and industrial	303,809	3,885	5.14%	294,488	5,255	7.16%
Residential and home equity	175,837	2,235	5.11%	161,299	2,371	5.89%
Consumer and other	11,306	207	7.38%	16,039	251	6.27%
Total loans	1,694,193	23,649	5.61%	1,687,452	27,628	6.57%

Non-marketable equity securities	2,890	20	2.79%	2,624	27	4.07%
Total interest earning assets	2,616,505	27,402	4.21%	2,122,148	30,050	5.68%
Allowance for loan losses	(42,213)			(26,008)
Non-interest earning assets	167,969			149,431
Total average assets	$2,742,261			$2,245,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$911,270	$539	0.24%	$815,687	$1,034	0.51%
Money market accounts	416,458	505	0.49%	274,667	677	0.99%
Certificates of deposit less than or equal to $250,000	129,378	368	1.14%	140,637	436	1.24%
Certificates of deposit greater than $250,000	44,005	201	1.84%	38,604	183	1.90%
Total interest bearing deposits	1,501,111	1,613	0.43%	1,269,595	2,330	0.74%
Short-term borrowings	24,410	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,525,521	1,613	0.43%	1,269,595	2,330	0.74%
Non-interest bearing deposits	858,566			650,836
Total funding	2,384,087	1,613	0.27%	1,920,431	2,330	0.49%
Other non-interest bearing liabilities	13,490			17,610
Shareholders’ equity	344,684			307,530
Total average liabilities and shareholders’ equity	$2,742,261			$2,245,571
Net interest income		$25,789			$27,720
Interest rate spread			3.79%			4.94%
Net interest margin			3.96%			5.24%

(1)	Excludes average unrealized gains (losses) of $11.5 million and ($2.7) million for the three months ended June 30, 2020 and 2019, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $76,000 and $104,000 for the three months ended June 30, 2020 and 2019, respectively.
(3)	Loan interest income includes loan fees of $1.7 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30, 2020			June 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$165,566	$368	0.45%	$63,016	$730	2.33%
Securities: (1)
Taxable securities	547,457	6,320	2.32%	276,948	3,176	2.31%
Non-taxable securities (2)	48,093	482	2.02%	67,965	634	1.88%
Total securities	595,550	6,802	2.30%	344,913	3,810	2.23%
Loans (3)
Real estate term	940,716	26,632	5.69%	895,700	26,494	5.96%
Construction and land development	267,641	9,181	6.90%	314,604	12,535	8.04%
Commercial and industrial	291,543	8,791	6.06%	295,668	10,383	7.08%
Residential and home equity	173,302	4,521	5.25%	158,813	4,687	5.95%
Consumer and other	13,208	449	6.84%	16,404	509	6.25%
Total loans	1,686,410	49,574	5.91%	1,681,189	54,608	6.55%

Non-marketable equity securities	2,764	42	3.04%	2,785	54	3.90%
Total interest earning assets	2,450,290	56,786	4.66%	2,091,903	59,202	5.71%
Allowance for loan losses	(42,174)			(25,907)
Non-interest earning assets	163,773			150,474
Total average assets	$2,571,889			$2,216,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$871,676	$1,318	0.30%	$807,043	$2,027	0.51%
Money market accounts	384,289	1,316	0.69%	262,171	1,281	0.99%
Certificates of deposit less than or equal to $250,000	130,133	760	1.17%	142,450	849	1.20%
Certificates of deposit greater than $250,000	41,392	382	1.85%	38,136	354	1.87%
Total interest bearing deposits	1,427,490	3,776	0.53%	1,249,800	4,511	0.73%
Short-term borrowings	12,205	-	0.00%	4,879	64	2.63%
Total interest-bearing liabilities	1,439,695	3,776	0.53%	1,254,679	4,575	0.74%
Non-interest bearing deposits	779,173			643,642
Total funding	2,218,868	3,776	0.34%	1,898,321	4,575	0.49%
Other non-interest bearing liabilities	14,684			16,173
Shareholders’ equity	338,337			301,976
Total average liabilities and shareholders’ equity	$2,571,889			$2,216,470
Net interest income		$53,010			$54,627
Interest rate spread			4.13%			4.97%
Net interest margin			4.35%			5.27%

(1)	Excludes average unrealized gains (losses) of $7.3 million and ($3.9) million for the six months ended June 30, 2020 and 2019, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $161,000 and $211,000 for the six months ended June 30, 2020 and 2019, respectively.
(3)	Loan interest income includes loan fees of $3.2 million for both six months ended June 30, 2020 and 2019.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$324	$(783)	$(459)	$546	$(908)	$(362)
Taxable securities	1,976	(96)	1,880	3,123	21	3,144
Non-taxable securities	(103)	20	(83)	(196)	44	(152)
Total securities	1,873	(76)	1,797	2,927	65	2,992
Loans
Real estate term	630	(912)	(282)	1,301	(1,163)	138
Construction and land development	(1,018)	(1,129)	(2,147)	(1,736)	(1,618)	(3,354)
Commercial and industrial	162	(1,532)	(1,370)	(143)	(1,449)	(1,592)
Residential and home equity	202	(338)	(136)	406	(572)	(166)
Consumer and other	(82)	38	(44)	(106)	46	(60)
Total Loans	(106)	(3,873)	(3,979)	(278)	(4,756)	(5,034)

Non-marketable equity securities	2	(9)	(7)	-	(12)	(12)
Total interest income	2,093	(4,741)	(2,648)	3,195	(5,611)	(2,416)
Interest expense:
Demand and savings accounts	109	(604)	(495)	152	(861)	(709)
Money market accounts	260	(432)	(172)	488	(453)	35
Certificates of deposit less than or equal to $250,000	(33)	(35)	(68)	(72)	(17)	(89)
Certificates of deposit greater than $250,000	24	(6)	18	30	(2)	28
Short-term borrowings	-	-	-	38	(102)	(64)
Total interest expense	360	(1,077)	(717)	636	(1,435)	(799)
Net interest income	$1,733	$(3,664)	$(1,931)	$2,559	$(4,176)	$(1,617)

For the three months ended June 30, 2020, net interest income decreased $1.9 million, or 6.97%, to $25.8 million compared with $27.7 million for the same period a year earlier. The decrease is primarily the result of net interest margins narrowing 128 basis points to 3.96% for the same comparable periods offset by average interest earning assets increasing $494 million, or 23.30%, to $2.6 billion for the same comparable periods. The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $232 million, or 18.24%, for the same respective periods. The percentage of average loans to total average interest earning assets decreased to 64.75% for the three months ended June 30, 2020 compared with 79.52% for the same period a year earlier.

Yields on interest earning assets declined 147 basis points to 4.21% for the three months ended June 30, 2020 compared with 5.68% for the same period a year earlier. The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $487 million, or 112.79%, to $919 million for the same comparable periods with the yield on cash and securities decreasing 59 basis points to 1.63% for the same comparable periods.

In addition, the yield on loans declined 96 basis points for the same comparable periods and average loans outstanding increased $6.7 million, or 0.40%, to $1.69 billion for the same comparable periods. Yields on loans were negatively impacted by the lower yield on SBA PPP loans. For the three months ended June 30, 2020, the yield on SBA PPP loans was 2.77%, including the amortization of deferred fees and costs recognized over the contractual term of the loans. The Company expects that the yield on SBA PPP loans will increase as it begins the process of loan forgiveness with the SBA.

For the three months ended June 30, 2020, total cost of interest bearing liabilities decreased 31 basis points to 0.43% compared with 0.74% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 31 basis points to 0.43% compared with 0.74% for the same period a year ago. For the three months ended June 30, 2020, the total cost of funds decreased 22 basis points to 0.27% compared with 0.49% for the same period a year ago.

For the three months ended June 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 5 basis points to net interest margin.

For the six months ended June 30, 2020, net interest income decreased $1.6 million, or 2.96%, to $53.0 million compared with $54.6 million for the same period a year earlier. The decrease is primarily the result of the narrowing of net interest margins resulting from the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $178 million, or 14.22%, for the same respective periods. The percentage of average loans to total average interest earning assets decreased to 68.82% for the six months ended June 30, 2020 compared with 80.37% for the same period a year earlier. This decrease was offset by average interest earning assets increasing $358 million, or 17.13%, to $2.5 billion for the same comparable periods.

Yields on interest earning assets declined 105 basis points to 4.66% for the six months ended June 30, 2020 compared with 5.71% for the same period a year earlier. The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $353 million, or 86.58%, to $761 million for the same comparable periods with the yield on cash and securities decreasing 35 basis points to 1.89% for the same comparable periods. In addition, the yield on loans declined 64 basis points for the same comparable periods and average loans outstanding increased $5.2 million, or 0.31%, to $1.69 billion for the same comparable periods.

For the six months ended June 30, 2020, total cost of interest bearing liabilities decreased 21 basis points to 0.53% compared with 0.74% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 20 basis points to 0.53% compared with 0.73% for the same period a year ago. For the six months ended June 30, 2020, the total cost of funds decreased 15 basis points to 0.34% compared with 0.49% for the same period a year ago.

For the six months ended June 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 10 basis points to net interest margin.

The Company expects its net interest income and net interest margins to continue to be adversely impacted in future periods because of the Federal Reserve lowering benchmark rates to near zero and the current asset mix of the Company’s balance sheet. The amount of the impact is dependent upon the length in time that the Federal Reserve holds benchmark rates to near zero, and the amount of time the Company holds a higher percentage of low yielding cash and investment securities.

Financial Overview for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$27,402	$30,050	$(2,648)	-8.8%
Interest expense	1,613	2,330	717	30.8%
Net interest income	25,789	27,720	(1,931)	-7.0%
Provision for credit losses	2,100	2,150	50	2.3%
Net interest income after provision for credit losses	23,689	25,570	(1,881)	-7.4%
Non-interest income	6,116	3,598	2,518	70.0%
Non-interest expense	16,275	14,699	(1,576)	-10.7%
Income before income tax expense	13,530	14,469	(939)	-6.5%
Income tax expense	3,192	3,480	288	8.3%
Net income	$10,338	$10,989	$(651)	-5.9%

Net Income. Net income decreased $0.7 million to $10.3 million for the three months ended June 30, 2020, compared with $11.0 million for the three months ended June 30, 2019. This was primarily attributable to a decrease in net interest income of $1.9 million, and an increase in non-interest expense of $1.6 million, offset by an increase in non-interest income of $2.5 million and a decrease in income tax expense of $0.3 million.

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2020, net interest income decreased $1.9 million, or 6.97%, to $25.8 million compared with $27.7 million for the same period a year earlier. The decrease is primarily the result of net interest margins narrowing 128 basis points to 3.96% for the same comparable periods offset by average interest earning assets increasing $494 million, or 23.30%, to $2.6 billion for the same comparable periods. The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $232 million, or 18.24%, for the same respective periods. The percentage of average loans to total average interest earning assets decreased to 64.75% for the three months ended June 30, 2020 compared with 79.52% for the same period a year earlier.

Yields on interest earning assets declined 147 basis points to 4.21% for the three months ended June 30, 2020 compared with 5.68% for the same period a year earlier. The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $487 million, or 112.79%, to $919 million for the same comparable periods with the yield on cash and securities decreasing 59 basis points to 1.63% for the same comparable periods. In addition, the yield on loans declined 96 basis points for the same comparable periods and average loans outstanding increased $6.7 million, or 0.40%, to $1.69 billion for the same comparable periods.

Yields on loans were negatively impacted by the lower yield on SBA PPP loans. For the three months ended June 30, 2020, the yield on SBA PPP loans was 2.77%, including the amortization of deferred fees and costs recognized over the contractual term of the loans. The Company expects that the yield on SBA PPP loans will increase as it begins the process of loan forgiveness with the SBA.

For the three months ended June 30, 2020, total cost of interest bearing liabilities decreased 31 basis points to 0.43% compared with 0.74% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 31 basis points to 0.43% compared with 0.74% for the same period a year ago. For the three months ended June 30, 2020, the total cost of funds decreased 22 basis points to 0.27% compared with 0.49% for the same period a year ago.

For the three months ended June 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 5 basis points to net interest margin.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

For the three months ended June 30, 2020, provision for credit losses was $2.1 million compared with $2.2 million for the same period a year earlier. For the three months ended June 30, 2020, the Company incurred net charge-offs of $0.7 million compared with net charge-offs less than $0.1 million for the same period a year ago. The decrease in provision for credit losses in the three months ended June 30, 2020 is due primarily to no loan growth quarter-over-quarter offset by higher charge-offs in the second quarter.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$3,036	$1,621	$1,415	87.3%
Card processing	917	814	103	12.7%
Service charges on deposit accounts	763	705	58	8.2%
Net gain on sale of investment securities	1,441	-	1,441	0.0%
Other	(41)	458	(499)	-109.0%
Total non-interest income	$6,116	$3,598	$2,518	70.0%

For the three months ended June 30, 2020, noninterest income increased $2.5 million, or 69.98%, to $6.1 million compared with $3.6 million the same period a year ago. The increase was primarily due to a $1.4 million increase in mortgage banking income resulting from higher loan volume of refinanced mortgages, which was driven by a lower interest rate environment for the same comparable periods. Total loans sold increased $27.9 million, or 58.37%, to $75.7 million for the three months ended June 30, 2020, compared with $47.8 million for the same period a year earlier. In addition, the Company recorded a $1.4 million gain on sale of investment securities in the second quarter of 2020 as it sold $48 million of securities to re-balance its investment securities portfolio.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$10,786	$9,526	$(1,260)	-13.2%
Occupancy, equipment and depreciation	831	1,558	727	46.7%
Data processing	2,383	1,018	(1,365)	-134.1%
Marketing and advertising	339	226	(113)	-50.0%
FDIC premiums	165	148	(17)	-11.5%
Other	1,771	2,223	452	20.3%
Total non-interest expense	$16,275	$14,699	$(1,576)	-10.7%

For the three months ended June 30, 2020, noninterest expense was $16.3 million compared with $14.7 million for the same period a year earlier. For the three months ended June 30, 2020, the Company’s efficiency ratio was 51.01% compared with 46.93% for the same period a year ago.

The increase in noninterest expense for the three months ended June 30, 2020 was primarily the result of higher salaries and employee benefits resulting from higher incentive payments made primarily to mortgage loan officers, higher data processing costs and higher marketing and advertising costs. These higher amounts were partially offset by lower occupancy, equipment and depreciation costs.

Income Tax Expense. For the three months ended June 30, 2020, income tax expense was $3.2 million compared with $3.5 million for the same period a year earlier. For the three months ended June 30, 2020, the effective tax rate was 23.59% compared with 24.05% for the same period a year ago.

Financial Overview for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$56,786	$59,202	$(2,416)	-4.1%
Interest expense	3,776	4,575	799	17.5%
Net interest income	53,010	54,627	(1,617)	-3.0%
Provision for credit losses	2,750	3,700	950	25.7%
Net interest income after provision for credit losses	50,260	50,927	(667)	-1.3%
Non-interest income	9,856	6,935	2,921	42.1%
Non-interest expense	32,436	29,615	(2,821)	-9.5%
Income before income tax expense	27,680	28,247	(567)	-2.0%
Income tax expense	6,569	6,753	184	2.7%
Net income	$21,111	$21,494	$(383)	-1.8%

Net Income. Net income decreased $0.4 million to $21.1 million for the six months ended June 30, 2020, compared with $21.5 million for the six months ended June 30, 2019. This was primarily attributable to a decrease in net interest income of $1.6 million, and an increase in non-interest expense of $2.8 million, offset by an increase in non-interest income of $2.9 million, a decrease in provision for credit losses of $1.0 million and a decrease in income tax expense of $0.2 million

Net Interest Income and Net Interest Margin. For the six months ended June 30, 2020, net interest income decreased $1.6 million, or 2.96%, to $53.0 million compared with $54.6 million for the same period a year earlier. The decrease is primarily the result of the narrowing of net interest margins resulting from the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $178 million, or 14.22%, for the same respective periods. The percentage of average loans to total average interest earning assets decreased to 68.82% for the six months ended June 30, 2020 compared with 80.37% for the same period a year earlier. This decrease was offset by average interest earning assets increasing $358 million, or 17.13%, to $2.5 billion for the same comparable periods.

Yields on interest earning assets declined 105 basis points to 4.66% for the six months ended June 30, 2020 compared with 5.71% for the same period a year earlier. The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $353 million, or 86.58%, to $761 million for the same comparable periods with the yield on cash and securities decreasing 35 basis points to 1.89% for the same comparable periods. In addition, the yield on loans declined 64 basis points for the same comparable periods and average loans outstanding increased $5.2 million, or 0.31%, to $1.69 billion for the same comparable periods.

For the six months ended June 30, 2020, total cost of interest bearing liabilities decreased 21 basis points to 0.53% compared with 0.74% for the same period a year earlier, and is the result of the cost of interest bearing deposits decreasing 20 basis points to 0.53% compared with 0.73% for the same period a year ago. For the six months ended June 30, 2020, the total cost of funds decreased 15 basis points to 0.34% compared with 0.49% for the same period a year ago.

For the six months ended June 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 10 basis points to net interest margin.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

For the six months ended June 30, 2020, provision for credit losses was $2.8 million compared with $3.7 million for the same period a year earlier. For the six months ended June 30, 2020, the Company incurred net charge-offs of $1.0 million compared with net charge-offs of $0.9 million for the same period a year ago. The decrease in provision for credit losses in the six months ended June 30, 2020 is due primarily to a decrease of reserves on individually evaluated loans and no loan growth during the six months ended June 30, 2020.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$4,746	$3,038	$1,708	56.2%
Card processing	1,624	1,429	195	13.6%
Service charges on deposit accounts	1,543	1,362	181	13.3%
Net gain on sale of investment securities	1,441	-	1,441	0.0%
Other	502	1,106	(604)	-54.6%
Total non-interest income	$9,856	$6,935	$2,921	42.1%

For the six months ended June 30, 2020, noninterest income increased $2.9 million, or 42.12%, to $9.9 million compared with $6.9 million the same period a year ago. The increase was primarily due to a $1.7 million increase in mortgage banking income resulting from higher loan volume of refinanced mortgages, which was driven by a lower interest rate environment for the same comparable periods and gains on sale of investment securities. Total loans sold increased $34.9 million, or 38.31%, to $126 million for the six months ended June 30, 2020, compared with $91.1 million for the same period a year ago.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$21,630	$19,412	$(2,218)	-11.4%
Occupancy, equipment and depreciation	2,370	3,014	644	21.4%
Data processing	3,519	1,982	(1,537)	-77.5%
Marketing and advertising	771	342	(429)	-125.4%
FDIC premiums	165	238	73	30.7%
Other	3,981	4,627	646	14.0%
Total non-interest expense	$32,436	$29,615	$(2,821)	-9.5%

For the six months ended June 30, 2020, noninterest expense was $32.4 million compared with $29.6 million for the same period a year earlier. For the six months ended June 30, 2020, the Company’s efficiency ratio was 51.60% compared with 48.11% for the same period a year ago.

The increase in noninterest expense for the six months ended June 30, 2020 was primarily the result of higher salaries and employee benefits resulting from higher incentive payments made primarily to mortgage loan officers, higher data processing costs and higher marketing and advertising costs. These higher amounts were partially offset by lower occupancy, equipment and depreciation costs.

Income Tax Expense. For the six months ended June 30, 2020, income tax expense was $6.6 million compared with $6.8 million for the same period a year earlier. For the six months ended June 30, 2020, the effective tax rate was 23.73% compared with 23.91% for the same period a year ago.

Financial Condition

Total assets were $3.1 billion at June 30, 2020, a 27.4% increase compared with December 31, 2019. Total loans held for investment were $1.7 billion at June 30, 2020, a decrease of 1.3% from December 31, 2019. Total deposits were $2.6 billion at June 30, 2020, an increase of 27.1% compared with December 31, 2019.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Loans held for sale	$29,264	$18,669

Loans held for investment:
Commercial real estate loans:
Real estate term	$958,783	$948,073
Construction and land development	243,212	273,963
Total commercial real estate loans	1,201,995	1,222,036
Commercial and industrial loans	310,837	284,738
Consumer loans:
Residential and home equity	141,174	162,559
Consumer and other	11,548	16,036
Total consumer loans	152,722	178,595
Total gross loans	1,665,554	1,685,369
Net deferred loan fees	(6,536)	(4,451)
Total loans held for investment	1,659,018	1,680,918
Allowance for credit losses	(42,683)	(31,426)
Total loans held for investment, net	$1,616,335	$1,649,492

	June 30,	December 31,
(Percentage of total gross loans)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	57.5%	56.2%
Construction and land development	14.6%	16.3%
Total commercial real estate loans	72.1%	72.5%
Commercial and industrial loans	18.7%	16.9%
Consumer loans:
Residential and home equity	8.5%	9.6%
Consumer and other	0.7%	1.0%
Total consumer loans	9.2%	10.6%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at June 30, 2020 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$55,394		$196,592	$706,797	$958,783	$160,851	$742,538
Construction and land development	203,291		24,887	15,034	243,212	10,856	29,065
Total commercial real estate loans	258,685		221,479	721,831	1,201,995	171,707	771,603
Commercial and industrial loans	87,162		190,207	33,468	310,837	166,489	57,186
Consumer loans:
Residential and home equity	16,716		24,532	99,926	141,174	8,090	116,368
Consumer and other	1,667		7,526	2,355	11,548	9,541	340
Total consumer loans	18,383		32,058	102,281	152,722	17,631	116,708
Total gross loans held for investment	$364,230	(1)	$443,744	$857,580	$1,665,554	$355,827	$945,497	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.3 billion or 78.6% of total gross loans held for investment at June 30, 2020.

Concentrations. As of June 30, 2020, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 80.7% of total loans held for investment, of which 57.6% are real estate term loans, 14.6% are construction and land development loans, and 8.5% are residential and home equity loans. We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  Our concentration in commercial and industrial loans has increased to 18.7% at June 30, 2020 from 16.9% at December 31, 2019.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued, loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled-debt restructured
Real estate term	$131	$2,416
Construction and land development	139	60
Commercial and industrial	545	1,550
Residential and home equity	549	45
Consumer and other	2	8
Total non-accrual, not troubled-debt restructured loans	1,366	4,079
Troubled-debt restructured loans non-accrual
Real estate term	2,521	2,393
Construction and land development	-	-
Commercial and industrial	2,499	658
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	5,020	3,051
Total non-accrual loans (1)	6,386	7,130
Accruing loans past due 90 days or more	2	3
Total non-performing loans (NPL)	6,388	7,133

OREO	-	-
Total non-performing assets (NPA) (2)	$6,388	$7,133
Accruing troubled debt restructured loans	$5,480	$25,346
Non-accrual troubled debt restructured loans	5,020	3,051
Total troubled debt restructured loans	$10,500	$28,397
(1)

We estimate that approximately $107,000 and $208,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of June 30, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $2.6 million and $0.9 million, respectively.

Individually evaluated Loans. Individually evaluated loans are loans for which it is probable that we will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. We measure estimated credit losses based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in terms or a below-market interest rate to the debtor that we would not otherwise consider. TDRs were $10.5 million and $28.4 million at June 30, 2020 and December 31, 2019, respectively. Our TDRs are considered individually evaluated loans of which $5.0 million and $3.1 million were designated as non-accrual at June 30, 2020, and December 31, 2019, respectively.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

The Bank implemented borrower relief programs to assist commercial and consumer clients impacted by the COVID-19 pandemic.  The Bank offered full deferral of loan payments to qualifying commercial clients of up to six months with a subsequent re-amortization of payments after the deferral period.  Commercial clients who qualified for payment deferrals complied with contractual terms of their loan; and provided support regarding the effect the COVID-19 pandemic had on the results of their operations.  The Company offered temporary loan payment relief to 435 businesses and 108 individuals totaling approximately $327 million, or 19.7% of total loans, excluding SBA PPP loans, to address cash flow challenges for those impacted by the COVID-19 pandemic. Of the $327 million in loans, where the payments were deferred, 89.54% were on loans that were secured by real estate with a weighted average loan to value (“LTV”) ratio of approximately 50%. Loans that the Company has offered temporary loan payment relief included approximately $88.5 million that the Company has identified as higher risk business sectors, including hotels, retail, restaurants and assisted living centers. The Company expects to reamortize each loan at the end of the payment deferral period to extend the maturity date rather than retain the original maturity date with a balloon payment upon maturity. The Company believes this approach provides its clients with the short-term payment relief they need to address the negative cash flow effects resulting from the pandemic and mitigates unusual large cash outlays after the deferment.

The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million. The SBA announced that they would begin taking applications for loan forgiveness on August 10, 2020, at which time the Company intends to begin filing such applications.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by us at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$-	$-
Additions	(344)	-
Write-downs	1	-
Sales	343	-
Balance, end of period	$-	$-

Allowance for Credit Losses

We maintain an adequate allowance for credit losses, or ACL, based on a comprehensive methodology that determines our current expected credit losses (“CECL”) for investment securities available for sale, loans held for investment, and off balance sheet commitments.

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

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including but not limited to; i) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; ii)  changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; iii) changes in the nature and volume of the portfolio and in the terms of loans; iv) changes in the experience, ability, and depth of lending management and other relevant staff;  v) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; vi) changes in the quality of the institution’s loan review system; vii) changes in the value of underlying collateral for collateral-dependent loans; viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and, ix) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at June 30, 2020 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculate current expected credit losses or loan segments from time-to-time as we improved credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of ACL.

The following table sets forth the activity in our allowance for credit losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$41,253	$25,923	$31,426	$25,245
Impact of adopting ASC 326	-	-	9,466	-
Loans charged off:
Real estate term	(99)	-	(113)	-
Construction and land development	(43)	-	(73)	(5)
Commercial and industrial	(654)	(497)	(1,040)	(1,583)
Residential and home equity	-	-	-	(19)
Consumer and other	(61)	(110)	(183)	(174)
Total charge-offs	(857)	(607)	(1,409)	(1,781)
Recoveries:
Real estate term	69	24	69	24
Construction and land development	35	319	49	351
Commercial and industrial	41	167	167	347
Residential and home equity	3	10	25	32
Consumer and other	39	53	140	121
Total recoveries	187	573	450	875
Net loan charge-offs	(670)	(34)	(959)	(906)
Provision for credit losses	2,100	2,150	2,750	3,700
Ending balance ACL	$42,683	$28,039	$42,683	$28,039
Loans held for investment	$1,659,018	$1,672,584	$1,659,018	$1,672,584
Average loans	1,694,193	1,687,452	1,686,410	1,681,189
Selected ratios:
Net loan charge-offs to average loans	0.16%	0.01%	0.11%	0.11%
Provision for credit losses to average loans	0.50%	0.51%	0.33%	0.44%
Allowance for credit losses to loans held for investment	2.57%	1.68%	2.57%	1.68%

The ACL to loans held for investment was 2.57% at June 30, 2020, compared with 1.68% at June 30, 2019.  The allowance for credit losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ACL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ACL in each category to total loans as of each of the following dates:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial real estate loans:
Real estate term	$12,507	$12,275
Construction and land development	15,121	6,990
Total commercial real estate loans	27,628	19,265
Commercial and industrial loans	11,760	10,892
Consumer loans:
Residential and home equity	2,767	1,118
Consumer and other	528	151
Total consumer loans	3,295	1,269
Total	$42,683	$31,426

Investments

Investment securities were $973.5 million at June 30, 2020 and $406.0 million at December 31, 2019. As of June 30, 2020, our portfolio of investment securities was comprised of available for sale securities.  At June 30, 2020, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Available for sale securities: (Fair Value)
U.S. Government agencies	$13,871	$21,190
Municipal securities	46,933	56,912
Mortgage-backed securities	907,911	323,108
Corporate securities	4,742	4,785
Total investment securities	$973,457	$405,995

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of June 30, 2020:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$-	0.00%	$13,480	1.65%	$-	0.00%	$-	0.00%	$13,480	1.65%
Municipal securities	13,658	2.09%	17,253	1.91%	14,812	2.19%	-	0.00%	45,723	2.05%
Mortgage-backed securities	-	0.00%	4,910	1.78%	22,911	2.07%	866,514	2.19%	894,335	2.18%
Other securities	-	0.00%	2,000	1.99%	3,000	0.59%	-	0.00%	5,000	1.15%
Total investment securities	$13,658	2.09%	$37,643	1.80%	$40,723	2.00%	$866,514	2.19%	$958,538	2.16%

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

Deposits

Total deposits were $2.6 billion at June 30, 2020 and $2.06 billion at December 31, 2019. The increase in total deposits is attributed primarily to organic growth.  Non-interest bearing demand deposits were $779.2 million, or 37.7% of total deposits at June 30, 2020 compared with $719.4 million, or 35.0% of total deposits at December 31, 2019. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended		Six Months Ended
	June 30, 2020		June30, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$779,173	0.00%	$643,642	0.00%
Interest bearing deposits:
Interest bearing demand and savings	871,676	0.30%	807,043	0.51%
Money market	384,289	0.69%	262,171	0.99%
Certificates of deposit less than or equal to $250,000	130,133	1.17%	142,450	1.20%
Certificates of deposit greater than $250,000	41,392	1.85%	38,136	1.87%
Total interest bearing deposits	1,427,490	0.53%	1,249,800	0.73%
Total	$2,206,663	0.34%	$1,893,442	0.48%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

June 30,
(Dollars in thousands)	2020
Due in three months or less	$3,217
Due in over three months through six months	6,852
Due in over six months through twelve months	9,032
Due in over twelve months	26,254
Total	$45,355

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $350.1 million at June 30, 2020, an increase of $17.8 million, or 5.35%, since December 31, 2019. The increase in shareholders’ equity for the six months ended June 30, 2020 was primarily due to an increase of $9.8 million in accumulated other comprehensive income, and net income of $21.1 million for the period less dividends paid of $5.3 million, the impact to capital of adopting ASC 326 of $6.7 million and shares repurchased of $2.1 million.

Dividends of $0.28 per share were declared during the six months ended June 30, 2020 representing 25.5% of the net income for the same period. We announced a quarterly dividend of $0.13 per share on July 29, 2020, payable on August 17, 2020 for shareholders’ of record on August 10, 2020.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

Capital Resources

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules. Specifically, the rules impose, among other requirements, minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%.
The following table sets forth our capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	ALTA
	Equal to Stated	June 30,	December 31,	June 30,
	Percentage)	2020	2019	2019
Common equity tier 1 capital	6.50%	17.94%	17.18%	15.99%
Tier 1 risk-based capital	8.00%	17.94%	17.18%	15.99%
Total risk-based capital	10.00%	19.20%	18.43%	17.24%
Tier 1 leverage capital ratio	5.00%	11.68%	12.67%	12.78%

AltabancorpTM and AltabankTM met the requirements to be defined as a “well-capitalized” institution at June 30, 2020, December 31, 2019 and June 30, 2019 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of June 30, 2020:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$659,794	$448,691	$107,625	$15,939	$87,539
Standby letters of credit	23,493	23,493	-	-	-
Credit cards	26,860	26,860	-	-	-
Total	$710,147	$499,044	$107,625	$15,939	$87,539

Contractual Obligations

The following table sets forth our significant contractual obligations as of June 30, 2020:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$173,349	$88,853	$47,959	$32,699	$3,838
Deposits without stated maturity	2,439,990	2,439,990	-	-	-
Short-term borrowings	83,490	83,490	-	-	-
Total	$2,696,829	$2,612,333	$47,959	$32,699	$3,838

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting, on a monthly basis, the amount of funds that will be required, and we maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at a correspondent bank totaling $25.0 million. We also have a current borrowing line with the FHLB, totaling $1.3 billion at June 30, 2020, which is secured by various real estate loans pledged as collateral totaling $757.5 million and investment securities of $850.4 million.  To provide liquidity to small business lenders, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (“PPPLF”). Under the PPPLF, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the Small Business Administration under the Paycheck Protection Program. In addition, loans originated under the SBA PPP will receive a zero percent risk weight under the agencies’ regulatory capital rule.  The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million.  The Company has chosen to participate in the PPPLF and has a balance of $83.5 million collateralized by these SBA PPP loans.  The Company has an additional borrowing line with the Federal Reserve Bank of $22.2 million, which is secured by $22.8 million of investment securities.

We believe our liquid assets are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2020, we had approximately $418.8 million in net liquid assets comprised of $323.8 million in cash and cash equivalents, including interest bearing deposits of $275.9 million and federal funds sold of $0.8 million, $973.5 million in available for sale investment securities and $29.3 million in loans held for sale, less $907.8 million of available for sale securities pledged as collateral for short-term borrowings.

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

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At June 30, 2020, we had outstanding loan commitments of $659.8 million, credit card commitments of $26.9 million and outstanding letters of credit of $23.5 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the six months ended June 30, 2020 was $633.2 million, principally from an increase in deposit balances, an increase in short-term borrowings offset by dividends paid to shareholders during the period and share repurchases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K 2019”) identifies various market, credit, and operations risk factors that could affect our results of operations.  For example, we explained therein that the Company’s “profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.”  Form 10-K 2019 at page 29.  Specifically, “[i]n response to market concerns arising from the spread of COVID-19, among other domestic and global events, interest rates in the U.S. have recently declined” and “interest rates may decrease further as a result of such events, which could adversely affect our financial condition and earnings.”  As conditions and circumstances related to COVID-19, including its declaration as a global pandemic by the World Health Organization on March 11, 2020, are continuing to evolve, the Company provides the following supplement to the risk factors identified in its Form 10-K 2019:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws(2)

10.1	People’s Utah Bancorp 2020 Equity Incentive Plan(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from AltabancorpTM Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Filed as part of the Registrant’s Definitive Proxy Statement filed on April 17, 2020.

(2)Filed as part of the Registrant’s Current Report on Form 8-K filed on May 28, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2020.

ALTABANCORPTM
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)