Form 10-Q
period 2020-09-30
Altabancorp
filed 2020-11-06
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 18,803,418 shares of common stock $0.01 par value per share, outstanding. No preferred shares are issued or outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,137	$38,987
Interest-bearing deposits	180,773	171,955
Federal funds sold	74	1,039
Total cash and cash equivalents	224,984	211,981
Investment securities - available for sale, at fair value	1,123,051	405,995
Non-marketable equity securities	2,890	2,623
Loans held for sale	31,872	18,669
Loans:
Loans held for investment	1,697,135	1,680,918
Allowance for credit losses	(41,495)	(31,426)
Total loans held for investment, net	1,655,640	1,649,492
Premises and equipment, net	37,966	39,474
Goodwill	25,673	25,673
Bank-owned life insurance	42,312	27,037
Deferred income tax assets, net	7,842	9,716
Accrued interest receivable	14,117	7,904
Other intangibles	2,638	2,970
Other real estate owned	-	-
Other assets	6,376	4,800
Total assets	$3,175,361	$2,406,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$1,037,970	$719,410
Interest bearing deposits	1,678,809	1,336,957
Total deposits	2,716,779	2,056,367
Short-term borrowings	83,490	-
Accrued interest payable	487	546
Other liabilities	14,315	17,059
Total liabilities	2,815,071	2,073,972

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,802,635 and 18,870,498 shares issued and outstanding as of September 30, 2020
and December 31, 2019, respectively	188	189
Additional paid-in capital	87,116	87,913
Retained earnings	260,929	242,878
Accumulated other comprehensive income	12,057	1,382
Total shareholders’ equity	360,290	332,362
Total liabilities and shareholders’ equity	$3,175,361	$2,406,334

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$22,896	$27,544	$72,470	$82,152
Interest and dividends on investments	4,551	2,937	11,763	7,531
Total interest income	27,447	30,481	84,233	89,683
Interest expense	1,651	2,290	5,427	6,865
Net interest income	25,796	28,191	78,806	82,818
Provision for credit losses	-	2,100	2,750	5,800
Net interest income after provision for credit losses	25,796	26,091	76,056	77,018
Non-interest income
Mortgage banking	3,850	2,116	8,596	5,154
Card processing	986	976	2,610	2,405
Service charges on deposit accounts	813	744	2,356	2,106
Net gain on sale of investment securities	-	-	1,441	-
Other	468	631	970	1,737
Total non-interest income	6,117	4,467	15,973	11,402
Non-interest expense
Salaries and employee benefits	11,107	10,410	32,737	29,822
Occupancy, equipment and depreciation	1,155	1,439	3,525	4,453
Data processing	1,647	1,280	5,166	3,262
Marketing and advertising	584	805	1,355	1,147
FDIC premiums	183	6	348	244
Other	2,193	2,128	6,174	6,755
Total non-interest expense	16,869	16,068	49,305	45,683
Income before income tax expense	15,044	14,490	42,724	42,737
Income tax expense	3,704	3,355	10,273	10,108
Net income	$11,340	$11,135	$32,451	$32,629
Earnings per common share:
Basic	$0.60	$0.59	$1.72	$1.73
Diluted	$0.60	$0.59	$1.71	$1.72
Weighted average common shares outstanding:
Basic	18,796,401	18,840,381	18,823,507	18,809,334
Diluted	18,934,123	19,029,350	18,968,129	19,008,883

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$11,340	$11,135	$32,451	$32,629
Other comprehensive income
Unrealized holding gains on securities available for sale	1,157	1,075	15,675	7,071
Reclassification adjustment for gains on available for sale securities	-	-	(1,441)	-
Net unrealized holding gains on securities available for sale	1,157	1,075	14,234	7,071

Income tax expense	(289)	(269)	(3,559)	(1,767)
Other comprehensive income, net of tax	868	806	10,675	5,304
Total comprehensive income	$12,208	$11,941	$43,126	$37,933

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share	Common	Common	Paid-in	Retained	Comprehensive
amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2019	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	10,505	-	10,505
Other comprehensive income	-	-	-	-	2,143	2,143
Cash dividends ($0.11 per share)	-	-	-	(2,068)	-	(2,068)
Share-based compensation	-	-	191	-	-	191
Issuance of shares under stock incentive plans	68,457	1	393	-	-	394
Balance as of March 31, 2019	18,797,280	$188	$86,892	$216,216	$(1,969)	$301,327
Net income	-	-	-	10,989	-	10,989
Other comprehensive income	-	-	-	-	2,355	2,355
Cash dividends ($0.12 per share)	-	-	-	(2,255)	-	(2,255)
Share-based compensation	-	-	190	-	-	190
Issuance of shares under stock incentive plans	22,052	-	193	-	-	193
Balance as of June 30, 2019	18,819,332	$188	$87,275	$224,950	$386	$312,799
Net income	-	-	-	11,135	-	11,135
Other comprehensive income	-	-	-	-	806	806
Cash dividends ($0.13 per share)	-	-	-	(2,451)	-	(2,451)
Share-based compensation	-	-	415	-	-	415
Issuance of shares under stock incentive plans	36,378	1	14	-	-	15
Balance as of September 30, 2019	18,855,710	$189	$87,704	$233,634	$1,192	$322,719

Balance as of January 1, 2020	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Net income	-	-	-	10,773	-	10,773
Other comprehensive income	-	-	-	-	7,924	7,924
Cash dividends ($0.14 per share)	-	-	-	(2,646)	-	(2,646)
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	385	-	-	385
Issuance of shares under stock incentive plans	38,218	-	159	-	-	159
Balance as of March 31, 2020	18,787,810	$188	$86,318	$244,325	$9,306	$340,137
Net income	-	-	-	10,338	-	10,338
Other comprehensive income	-	-	-	-	1,883	1,883
Cash dividends ($0.14 per share)	-	-	-	(2,631)	-	(2,631)
Share-based compensation	-	-	380	-	-	380
Issuance of shares under stock incentive plans	5,407	-	23	-	-	23
Balance as of June 30, 2020	18,793,217	$188	$86,721	$252,032	$11,189	$350,130
Net income	-	-	-	11,340	-	11,340
Other comprehensive income	-	-	-	-	868	868
Cash dividends ($0.13 per share)	-	-	-	(2,443)	-	(2,443)
Share-based compensation	-	-	335	-	-	335
Issuance of shares under stock incentive plans	9,418	-	60	-	-	60
Balance as of September 30, 2020	18,802,635	$188	$87,116	$260,929	$12,057	360,290

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$32,451	$32,629
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,750	5,800
Depreciation and amortization	2,737	2,921
Loss on sale of OREO	1	-
Deferred income taxes	430	577
Net amortization of securities discounts and premiums	3,474	1,773
Gain on sale of available for sale securities	(1,441)	-
Increase in cash surrender value of bank-owned life insurance	(434)	(452)
Share-based compensation	1,100	796
Gain on sale of loans held for sale	(6,719)	(3,424)
Originations of loans held for sale	(232,002)	(170,832)
Proceeds from sale of loans held for sale	225,518	164,969
Net changes in:
Accrued interest receivable	(6,213)	(568)
Other assets	(2,019)	5,682
Accrued interest payable	(59)	88
Other liabilities	(2,244)	698
Net cash provided by operating activities	17,330	40,657
Cash flows from investing activities:
Net change in loans held for investment	(17,248)	3,181
Purchase of available for sale securities	(907,654)	(29,227)
Proceeds from maturities/sales of available for sale securities	202,799	59,724
Proceeds from maturities of held to maturity securities	-	1,370
Purchase of bank-owned life insurance	(14,841)	-
Purchase of premises and equipment	(1,801)	(4,566)
Proceeds from sale of assets	58	2,297
Proceeds from sale of other real estate owned, net of improvements	343	-
Purchase of non-marketable equity securities	(267)	(4,032)
Proceeds from sale of non-marketable equity securities	-	3,960
Net cash (used in) provided by investing activities	(738,611)	32,707
Cash flows from financing activities:
Net increase in deposits	660,412	224,657
Proceeds related to exercise of stock options	242	602
Net change in short-term borrowings	83,490	-
Net cash used in share repurchase program	(2,140)	-
Cash dividends paid	(7,720)	(6,774)
Net cash provided by financing activities	734,284	218,485
Net change in cash and cash equivalents	13,003	291,849
Cash and cash equivalents, beginning of period	211,981	48,547
Cash and cash equivalents, end of period	$224,984	$340,396
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,486	$6,777
Income taxes paid	$11,235	$9,740
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$344	$-
Net unrealized gains on securities available for sale	$15,675	$7,071
Transfer of HTM securities to AFS	$-	$64,648

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

Nature of operations and basis of consolidation — AltabancorpTM (the “Company”) is a Utah corporation headquartered in American Fork, Utah. The Company operates all business activities through its wholly owned banking subsidiary, AltabankTM (the “Bank”), which was organized in 1913.  AltabankTM is a Utah state-chartered bank.  AltabankTM operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). AltabankTM is not a member of the Federal Reserve System; however, the Company is operated as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of AltabankTM. Both the Company and AltabankTM are subject to periodic examination by applicable federal and state regulatory agencies and file periodic reports and other information with such agencies.  The Company considers AltabankTM to be its sole operating segment.

AltabankTM is a community bank that provides highly personalized retail and commercial banking products and services to small-to-medium sized businesses and to individuals.  Products and services are offered primarily through 26 retail branches located throughout Utah and southern Idaho.  AltabankTM offers a full range of short-term to long-term commercial, consumer and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. AltabankTM also offers mortgage loans secured by single-family residences. AltabankTM offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. AltabankTM solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent.  Delinquent interest accrued but not received for a security placed on nonaccrual is reversed against interest income.  The Company did not have any accrued interest reversed against interest income for the nine months ended September 30, 2020.

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

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent, unless the loan is well secured and in process of collection.  Mortgage loans are charged off at 180 days past due, and commercial loans are charged-off to the extent principal or interest is deemed uncollectible.  Consumer and credit card loans continue to accrue interest until they are charged-off no later than 120 days past due unless the loan is in the process of collection.  Past-due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charge-off at an earlier date if collection of principal or interest is considered doubtful.

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

Troubled debt restructurings (“TDR”)—A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR.  TDRs are then evaluated to determine if the TDR loan has estimated credit losses using the same methodology used for other individually evaluated loans as described in the next section.  With the recent COVID-19 pandemic, the number of loans that have had loan payments deferred has significantly increased.  In accordance with regulatory guidance, to the extent that the borrower was not experiencing financial difficulties prior to the pandemic, such deferments have not been classified as TDRs.

Individually evaluated loans — The Company considers loans individually evaluated when they no longer share similar risk characteristics with other loans, based on current information and events, whether it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement or identified through its credit monitoring process. Such loans are generally classified as Substandard or Doubtful loans (see Note 3). Individually evaluated loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, adjusted for selling costs, if the loan is collateral dependent. Changes in these values are recorded to the ACL through the PCL.

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

Management has identified the following loan portfolio segments to evaluate and measure the Company’s allowance for credit losses:

Real estate term:  Includes farmland, multifamily, owner-occupied commercial real estate and non-owner occupied commercial real estate.

Construction and land development:  Includes 1-4 family residential construction loans, other construction loans, land development loans and other land loans.

Commercial and industrial:  Includes agricultural loans, commercial and industrial loans, municipal loans and lease financing receivables.

Residential and home equity:  Includes revolving 1-4 family residential lines of credit, first lien 1-4 family residential term loans and junior lien 1-4 family residential term loans.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Consumer and other:  Includes consumer credit cards, automobile loans, revolving consumer lines of credit and other consumer loans.

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: i) changes in lending policies and procedures; ii) changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; iii) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; iv) changes in the nature and volume of the portfolio and in the terms of loans; v) changes in the experience, ability, and depth of lending management and other relevant staff; vi) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; vii) changes in the quality of the institution’s loan review system; viii) changes in the value of underlying collateral for collateral-dependent loans; ix) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and, x) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at September 30, 2020.  Management may change the approach used to calculate current expected credit losses or loan segments from time-to-time as the Company improves credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable from its calculation of the ACL.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that, the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings but is limited by the amount of goodwill allocated to that reporting unit.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Numerator
Net income	$11,340	$11,135	$32,451	$32,629
Denominator
Weighted-average number of common shares outstanding	18,796,401	18,840,381	18,823,507	18,809,334
Incremental shares assumed for stock options and RSUs	137,722	188,969	144,622	199,549
Weighted-average number of dilutive shares outstanding	18,934,123	19,029,350	18,968,129	19,008,883
Basic earnings per common share	$0.60	$0.59	$1.72	$1.73
Diluted earnings per common share	$0.60	$0.59	$1.71	$1.72

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

Impact of recent authoritative accounting guidance — The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard Updates (“ASU”) to its ASC.  Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP to use as an SEC registrant. All other accounting literature is non-authoritative.

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

On October 16, 2019, the FASB voted to delay the adoption of CECL by two years to January 2023 for private companies, not-for-profit companies, and certain small public companies that meet the definition of a smaller reporting company (“SRC”), as defined by the SEC. To meet the requirements of an SRC, an entity must be an issuer as defined by the SEC and have public float of less than $250 million, or public float of less than $700 million and annual revenues of less than $100 million. As of June 30, 2019, the Company’s public float was $466 million and annual revenues for 2018 were $130 million.  As a result, the Company is not an SRC and, therefore, adopted the ASU effective January 1, 2020.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company adopted ASC 326 using the prospective transition approach for financial assets purchased through an acquisition or business combination.  Loans that were previously classified as PCI and accounted for under ASC 310-30 were reclassified as PCD loans.  In accordance with the new standard, management did not reassess whether PCI loans met the criteria of PCD loan as of the date of adoption.  On January 1, 2020, the amortized cost basis for PCD loans was increased by $1.5 million to reflect the addition of credit discounts to ACL.  The remaining noncredit discount will be accreted into interest income over the remaining life of the portfolio.  For Non-PCD loans, the Company increased its ACL by $2.6 million using the same methodology used for loans held for investment.  The remaining credit and noncredit discount will be accreted into interest income over the remaining life of the portfolio.  Additionally, the Company further increased its ACL by $5.4 million to reflect the change in accounting methodology for CECL.

The following table illustrates the impact of the adoption of ASC 326:

	January 1, 2020
(Dollars in thousands)	Reported Under ASC 326	Reported Pre Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses:
Commercial real estate loans:
Real estate term	$12,683	$12,275	$408
Construction and land development	13,393	6,990	6,403
Total commercial real estate	26,076	19,265	6,811
Commercial and industrial	11,541	10,892	649
Consumer loans:
Residential and home equity	2,635	1,118	1,517
Consumer and other	640	151	489
Total consumer	3,275	1,269	2,006
Total allowance for credit losses on loans	$40,892	$31,426	$9,466

Liabilities and shareholders' equity:
Reserve for off-balance sheet obligations	1,669	880	789

Shareholders' equity	325,682	332,362	(6,680)

Subsequent events — The Company has evaluated events occurring subsequent to September 30, 2020 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2020
U.S. Government-sponsored securities	$13,224	$354	$-	$-	$13,578
Municipal securities	41,546	1,361	-	-	42,907
Mortgage-backed securities	1,047,205	15,260	(689)	(25)	1,061,751
Corporate securities	5,000	-	(5)	(180)	4,815
	$1,106,975	$16,975	$(694)	$(205)	$1,123,051
As of December 31, 2019
U.S. Government-sponsored securities	$20,957	$235	$-	$(2)	$21,190
Municipal securities	56,252	670	(1)	(9)	56,912
Mortgage-backed securities	321,944	2,188	(481)	(543)	323,108
Corporate securities	5,000	-	-	(215)	4,785
	$404,153	$3,093	$(482)	$(769)	$405,995

At September 30, 2020 and December 31, 2019, the gross unrealized losses and the fair value for securities available for sale and held to maturity were as follows:

	As of September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	164,183	(689)	3,301	(25)	167,484	(714)
Corporate securities	1,995	(5)	2,820	(180)	4,815	(185)
	$166,178	$(694)	$6,121	$(205)	$172,299	$(899)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$5,998	$(2)	$5,998	$(2)
Municipal securities	3,060	(1)	1,338	(9)	4,398	(10)
Mortgage-backed securities	115,243	(481)	70,383	(543)	185,626	(1,024)
Corporate securities	-	-	4,785	(215)	4,785	(215)
	$118,303	$(482)	$82,504	$(769)	$200,807	$(1,251)

The Company monitors the credit quality of debt securities AFS through the use of credit ratings from Nationally Recognized Statistical Ration Organizations (“NRSRO”) to assist in the determination of any current expected credit losses. At September 30, 2020, the Company had no allowance for credit losses on AFS securities. The following table summarizes the amortized cost of debt securities AFS at September 30, 2020, aggregated by credit quality indicator.

Note 2 — Investment Securities – continued

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of September 30, 2020
U.S. Government-backed securities(1)	$1,060,429	$15,614	$(689)	$(25)	$1,075,329
Investment grade rating	38,309	1,061	(5)	(180)	39,185
Below investment grade	-	-	-	-	-
Unrated investment securities	8,237	300	-	-	8,537
	$1,106,975	$16,975	$(694)	$(205)	$1,123,051
As of December 31, 2019
U.S. Government-sponsored securities(1)	$342,901	$2,423	$(481)	$(545)	$344,298
Investment grade rating	50,793	544	(1)	(224)	51,112
Below investment grade	-	-	-	-	-
Unrated investment securities	10,459	126	-	-	10,585
	$404,153	$3,093	$(482)	$(769)	$405,995

(1)	Securities backed by the full faith and credit of the U.S. Government.

The amortized cost and estimated fair value of investment securities that are available for sale and held to maturity at September 30, 2020, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$10,212	$10,261
After one year through five years	36,577	37,576
After five years through ten years	38,158	39,331
After ten years	1,022,028	1,035,883
	$1,106,975	$1,123,051

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of September 30, 2020, the Company held 24 available for sale investment securities with fair value less than amortized cost compared to 146 at December 31, 2019. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner, in the event of a more favorable market interest rate environment.  In addition, the Company had no held to maturity securities at September 30, 2020, and December 31, 2019.

Note 2 — Investment Securities – continued

The Company sold $48.2 million available for sale securities during the nine months ended September 30, 2020, and recorded a $1.4 million gain on sale of investment securities. The Company did not sell any available for sale securities during the nine months ended September 30, 2019.  There were no available for sale securities in a nonaccrual status at September 30, 2020, or December 31, 2019.

During the year ended December 31, 2019, the Company elected to make a one-time transfer of 140 securities from the held to maturity classification of $64.6 million to the available for sale classification, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 3 — Loans and Allowance for Credit Losses

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	$1,014,364	$948,073
Construction and land development	236,195	273,963
Total commercial real estate loans	1,250,559	1,222,036
Commercial and industrial loans	290,798	284,738
Consumer loans:
Residential and home equity	153,008	162,559
Consumer and other	9,552	16,036
Total consumer loans	162,560	178,595
Total gross loans	1,703,917	1,685,369
Net deferred loan fees	(6,782)	(4,451)
Total loans held for investment	1,697,135	1,680,918
Allowance for credit losses	(41,495)	(31,426)
Total loans held for investment, net	$1,655,640	$1,649,492

At September 30, 2020, the Company held 333 loans totaling $84.6 million of SBA PPP loans included in commercial and industrial loans above.  The SBA guarantees 100% of the outstanding balance, and that guarantee is backed by the full faith and credit of the United States.

Note 3 — Loans and Allowance for Credit Losses – Continued

Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$12,507	$15,121	$11,760	$2,767	$528	$42,683
Provision for credit losses	153	839	(398)	(497)	(97)	-
Gross loan charge-offs	(1)	-	(1,469)	(1)	(86)	(1,557)
Recoveries	-	2	313	1	53	369
Net loan (charge-offs) / recoveries	(1)	2	(1,156)	-	(33)	(1,188)
Balance at end of period	$12,659	$15,962	$10,206	$2,270	$398	$41,495

	Three Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$10,472	$7,387	$9,237	$772	$171	$28,039
Provision for credit losses	1,693	(451)	928	(69)	(1)	2,100
Gross loan charge-offs	-	-	(350)	-	(89)	(439)
Recoveries	-	253	462	2	54	771
Net loan (charge-offs) / recoveries	-	253	112	2	(35)	332
Balance at end of period	$12,165	$7,189	$10,277	$705	$135	$30,471

	Nine Months Ended September 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provision for credit losses	21	2,591	694	(390)	(166)	2,750
Gross loan charge-offs	(114)	(73)	(2,509)	(1)	(269)	(2,966)
Recoveries	69	51	480	26	193	819
Net loan (charge-offs) / recoveries	(45)	(22)	(2,029)	25	(76)	(2,147)
Balance at end of period	$12,659	$15,962	$10,206	$2,270	$398	$41,495

	Nine Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$9,968	$7,022	$7,227	$729	$299	$25,245
Provision for credit losses	2,173	(432)	4,174	(39)	(76)	5,800
Gross loan charge-offs	-	(5)	(1,933)	(19)	(263)	(2,220)
Recoveries	24	604	809	34	175	1,646
Net loan (charge-offs) / recoveries	24	599	(1,124)	15	(88)	(574)
Balance at end of period	$12,165	$7,189	$10,277	$705	$135	$30,471

Note 3 — Loans and Allowance for Credit Losses – Continued

Non-accrual loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled debt restructured:
Real estate term	$126	$2,416
Construction and land development	79	60
Commercial and industrial	1,025	1,550
Residential and home equity	476	45
Consumer and other	-	8
Total non-accrual loans, not troubled debt restructured	1,706	4,079
Troubled debt restructured loans, non-accrual:
Real estate term	2,482	2,393
Construction and land development	-	-
Commercial and industrial	2,227	658
Residential and home equity	528	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	5,237	3,051
Total non-accrual loans	$6,943	$7,130

Non-performing assets as of September 30, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $1.6 million and $0.9 million, respectively.

Troubled debt restructured loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$2,036	$25,346
Non-accrual troubled debt restructured loans	5,237	3,051
Total troubled debt restructured loans	$7,273	$28,397

As of September 30, 2020, TDRs totaling $16.5 million met the criteria to be delisted for reporting purposes.  To be delisted as a TDR, the Company follows established regulatory guidelines. For a loan that is a TDR, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of the restructuring and the loan is in compliance with its modified terms, the loan need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. A market interest rate is a contractual interest rate that at the time of the restructuring is greater than or equal to the rate that the institution was willing to accept for a new loan with comparable risk. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms

Note 3 — Loans and Allowance for Credit Losses – Continued

The below tables summarize TDRs by year of occurrence and type of modification:

	Nine Months Ended September 30, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
2020	2	$580	-	$-	2	$580
2019	3	1,351	7	3,303	10	4,654
2018	-	-	4	1,934	4	1,934
2017	-	-	-	-	-	-
Thereafter	1	105	-	-	1	105
Total	6	$2,036	11	$5,237	17	$7,273

	Nine Months Ended September 30, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
Interest rate reduction	1	$105	-	$-	1	$105
Loan payment deferment	3	781	4	577	7	1,358
Loan re-amortization	1	30	4	1,934	5	1,964
Loan extension	1	1,120	3	2,726	4	3,846
Total	6	$2,036	11	$5,237	17	$7,273

The following tables present TDRs that occurred during the periods presented and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off or a combination of both.

	Nine Months Ended September 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1)
Number of loans	2	-	-	-	-	2
Pre-modification balance	$583	$-	$-	$-	$-	$583
Post-modification balance	$583	$-	$-	$-	$-	$583

TDRs that subsequently defaulted
Number of loans	1	-	-	-	-	1
Recorded balance	$113	$-	$-	$-	$-	$113

	Nine Months Ended September 30, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1)
Number of loans	7	1	28	3	-	39
Pre-modification balance	$5,297	$4,075	$11,376	$1,409	$-	$22,157
Post-modification balance	$5,297	$4,075	$11,376	$1,409	$-	$22,157

TDRs that subsequently defaulted
Number of loans	-	-	1	-	-	1
Recorded balance	$-	$-	$18	$-	$-	$18

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

Note 3 — Loans and Allowance for Credit Losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	September 30, 2020
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,011,756	$-	$-	$2,608	$2,608	$1,014,364
Construction and land development	234,875	1,241	-	79	1,320	236,195
Total commercial real estate	1,246,631	1,241	-	2,687	3,928	1,250,559
Commercial and industrial	287,410	136	-	3,252	3,388	290,798
Consumer:
Residential and home equity	151,828	176	-	1,004	1,180	153,008
Consumer and other	9,445	106	1	-	107	9,552
Total consumer	161,273	282	1	1,004	1,287	162,560
Total gross loans	$1,695,314	$1,659	$1	$6,943	$8,603	$1,703,917

	December 31, 2019
		30-89				Purchased
		Days	90+ Days	Non-	Total	Credit	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Impaired	Loans
Commercial real estate:
Real estate term	$942,370	$534	$-	$4,809	$5,343	$360	$948,073
Construction and land development	273,268	570	-	60	630	65	273,963
Total commercial real estate	1,215,638	1,104	-	4,869	5,973	425	1,222,036
Commercial and industrial	279,072	403	-	2,208	2,611	3,055	284,738
Consumer:
Residential and home equity	162,360	154	-	45	199	-	162,559
Consumer and other	15,727	298	3	8	309	-	16,036
Total consumer	178,087	452	3	53	508	-	178,595
Total gross loans	$1,672,797	$1,959	$3	$7,130	$9,092	$3,480	$1,685,369

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

Note 3 — Loans and Allowance for Credit Losses – Continued

For consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$946,997	$49,736	$17,631	$-	$1,014,364	$12,659
Construction and land development	221,135	11,822	3,238	-	236,195	15,962
Total commercial real estate	1,168,132	61,558	20,869	-	1,250,559	28,621
Commercial and industrial	281,304	5,026	4,426	42	290,798	10,206
Consumer loans:
Residential and home equity	149,865	108	3,035	-	153,008	2,270
Consumer and other	9,552	-	-	-	9,552	398
Total consumer	159,417	108	3,035	-	162,560	2,668
Total	$1,608,853	$66,692	$28,330	$42	$1,703,917	$41,495

	December 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$903,910	$23,202	$20,961	$-	$948,073	$12,275
Construction and land development	259,245	10,182	4,536	-	273,963	6,990
Total commercial real estate	1,163,155	33,384	25,497	-	1,222,036	19,265
Commercial and industrial	263,588	6,629	14,521	-	284,738	10,892
Consumer loans:
Residential and home equity	159,176	204	3,179	-	162,559	1,118
Consumer and other	16,034	-	2	-	16,036	151
Total consumer	175,210	204	3,181	-	178,595	1,269
Total	$1,601,953	$40,217	$43,199	$-	$1,685,369	$31,426

Note 3 — Loans and Allowance for Credit Losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of September 30, 2020:

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$189,598	$133,104	$97,159	$89,808	$54,697	$202,025	$180,606	$946,997
Special mention	-	4,947	4,427	5,331	2,953	8,710	23,368	49,736
Substandard	1,284	1,237	187	-	-	1,007	13,916	17,631
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$190,882	$139,288	$101,773	$95,139	$57,650	$211,742	$217,890	$1,014,364
Construction and land development
Risk rating
Pass	$9,720	$5,955	$8,864	$2,785	$6,440	$7,933	$179,438	$221,135
Special mention	-	-	-	-	-	-	11,822	11,822
Substandard	-	-	-	-	-	-	3,238	3,238
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$9,720	$5,955	$8,864	$2,785	$6,440	$7,933	$194,498	$236,195
Total commercial real estate loans	$200,602	$145,243	$110,637	$97,924	$64,090	$219,675	$412,388	$1,250,559
Commercial and industrial
Risk rating
Pass	$103,635	$33,104	$28,664	$19,287	$11,878	$42,186	$42,550	$281,304
Special mention	-	-	1,740	593	628	968	1,097	5,026
Substandard	-	660	483	831	-	788	1,664	4,426
Doubtful	-	-	-	-	-	-	42	42
Total commercial and industrial loans	$103,635	$33,764	$30,887	$20,711	$12,506	$43,942	$45,353	$290,798
Consumer:
Residential real estate
Risk rating
Pass	$34,506	$24,494	$20,470	$17,055	$11,196	$33,054	$9,090	$149,865
Special mention	-	-	-	-	-	108	-	108
Substandard	-	-	385	6	780	1,864	-	3,035
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate loans	$34,506	$24,494	$20,855	$17,061	$11,976	$35,026	$9,090	$153,008
Consumer and other
Risk rating
Pass	$3,732	$2,231	$1,614	$783	$254	$935	$3	$9,552
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$3,732	$2,231	$1,614	$783	$254	$935	$3	$9,552
Total consumer loans	$38,238	$26,725	$22,469	$17,844	$12,230	$35,961	$9,093	$162,560
Total gross loans	$342,475	$205,732	$163,993	$136,479	$88,826	$299,578	$466,834	$1,703,917

The following table provides amortized cost basis less government guarantees of $4.7 million for collateral dependent loans as of September 30, 2020:

Note 3 — Loans and Allowance for Credit Losses – Continued

	September 30, 2020

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$4,567	$-	$-	$-	$-	$4,567
Construction and land development	433	-	-	-	-	433
Total commercial real estate	5,000	-	-	-	-	5,000
Commercial and industrial	-	1,552	37	2	-	1,591
Consumer:
Residential and home equity	744	-	-	-	-	744
Consumer and other	-	-	-	-	-	-
Total consumer	744	-	-	-	-	744
Total collateral dependent loans	$5,744	$1,552	$37	$2	$-	$7,335

The implementation of ASU 2016-13 changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following table represents disclosures for the prior period that are no longer required as of January 1, 2020, but are included in this Form 10-Q since the Company is required to disclose comparative information.  The ACL and outstanding loan balances reviewed according to the Company’s estimated credit loss methods were summarized as follows:

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

 Note 3 — Loans and Allowance for Credit Losses – Continued

Information on individually evaluated loans was summarized as follows:

	December 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	ACL
Commercial real estate:
Real estate term	$18,305	$11,684	$6,621	$18,305	$825
Construction and land development	4,474	121	4,353	4,474	1,305
Total commercial real estate	22,779	11,805	10,974	22,779	2,130
Commercial and industrial	14,467	2,591	11,876	14,467	4,901
Consumer loans:
Residential and home equity	3,701	3,194	507	3,701	401
Consumer and other	-	-	-	-	-
Total consumer	3,701	3,194	507	3,701	401
Total	$40,947	$17,590	$23,357	$40,947	$7,432

Interest income recognized on the average recorded investment of individually evaluated loans was as follows:

	Year Ended December 31, 2019
	Average	Interest
	Recorded	Income
(Dollars in thousands)	Investment	Recognition
Commercial real estate:
Real estate term	$14,516	$747
Construction and land development	3,668	274
Total commercial real estate	18,184	1,021
Commercial and industrial	12,496	780
Consumer loans:
Residential and home equity	3,458	197
Consumer and other	-	-
Total consumer	3,458	197
Total	$34,138	$1,998

Note 3 — Loans and Allowance for Credit Losses – Continued

Purchased credit-deteriorated loans and purchased non-credit-deteriorated loans. Prior to adoption of ASC 326, purchased loans, including loans acquired in business combinations, were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan and lease losses was not recorded at the acquisition date. Acquired loans were evaluated upon acquisition and classified as either PCI or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $6.2 million at December 31, 2019. As of December 31, 2019, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $2.8 million. The carrying balance of PCI loans was $3.5 million at December 31, 2019. On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company adopted ASC 326 using the prospective transition approach for financial assets purchased through an acquisition or business combination.  Loans that were previously classified as PCI and accounted for under ASC 310-30 were reclassified as PCD loans.  In accordance with the new standard, management did not reassess whether PCI loans met the criteria of PCD loan as of the date of adoption.  On January 1, 2020, the amortized cost basis for PCD loans was increased by $1.5 million to reflect the addition of ACL.  The remaining noncredit discount will continue to be accreted into interest income over the remaining life of the portfolio.  The outstanding contractual unpaid principal balance of PCD loans was $0.3 million at September 30, 2020.

The following table presents the changes in the accretable yield for non-PCD loans for the nine months ended September 30, 2020, and 2019:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$4,247	$5,884
Accretion to interest income	(1,689)	(1,418)
Reclassification from non-accretable difference	402	96
Balance, end of period	$2,960	$4,562

Loans and deposits to affiliates — The Company has entered into loan transactions with certain directors, principal shareholders, affiliated companies and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $9.4 million and $5.4 million as of September 30, 2020, and December 31, 2019, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $13.3 million and $278,000 as of September 30, 2020, and December 31, 2019, respectively.  Deposits from affiliates were $8.3 million and $4.5 million as of September 30, 2020 and December 31, 2019, respectively.

Note 4 — Commitments and Contingencies

Litigation contingencies — The Company is involved in various claims, legal actions and complaints, which arise, in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

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

Note 4 — Commitments and Contingencies - Continued

Contractual amounts of off-balance sheet financial instruments were as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit, including unsecured commitments of $14,389 and $32,995 as of September 30, 2020 and December 31, 2019, respectively	$688,331	$632,577
Stand-by letters of credit and bond commitments, including unsecured commitments of $727 and $555 as of September 30, 2020 and December 31, 2019, respectively	26,490	23,860
Unused credit card lines, all unsecured	27,501	26,121

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

Note 5 — Fair Value

The Company measures and discloses certain assets and liabilities at fair value. The standard requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. These two types of inputs create the following fair value hierarchy:

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

Note 5 — Fair Value - Continued

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

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$224,984	$224,984	$211,981	$211,981
Investment securities available for sale	2	1,114,514	1,114,514	395,410	395,410
Investment securities available for sale	3	8,537	8,537	10,585	10,585
Non-marketable securities	2	2,890	2,890	2,623	2,623
Loans held for sale	2	31,872	31,872	18,669	18,669
Loans held for investment	3	1,655,640	1,621,865	1,649,492	1,639,480

Financial Liabilities:
Total deposits	2	$2,716,779	$2,563,447	$2,056,367	$1,851,954

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,114,514	$8,537	$1,123,051
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	836	836

As of December 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$395,410	$10,585	$405,995
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	17,497	17,497

Note 6 — Income Taxes

Income tax expense was $3.7 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate for the third quarter of 2020 was 24.6% compared with 23.2% in the third quarter of 2019.

Income tax expense was $10.3 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 was 24.1% compared with 23.7% for the same period in 2019.

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

As of September 30, 2020, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

The Company’s actual and required capital amounts and ratios are as follows:

	September 30, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$320,177	17.87%	$80,625	4.50%	$116,459	6.50%
Tier 1 Capital to Risk-Weighted Assets	320,177	17.87%	107,500	6.00%	143,334	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	342,834	19.13%	143,334	8.00%	179,167	10.00%
Tier 1 Leverage	320,177	10.87%	117,785	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$314,597	17.57%	$80,586	4.50%	$116,402	6.50%
Tier 1 Capital to Risk-Weighted Assets	314,597	17.57%	107,448	6.00%	143,264	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	337,243	18.83%	143,264	8.00%	179,080	10.00%
Tier 1 Leverage	314,597	10.69%	117,674	4.00%	147,093	5.00%

	December 31, 2019
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,291	17.18%	$79,193	4.50%	$114,390	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,291	17.18%	105,590	6.00%	140,787	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,415	18.43%	140,787	8.00%	175,984	10.00%
Tier 1 Leverage	302,291	12.67%	95,431	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$297,108	16.88%	$79,191	4.50%	$114,387	6.50%
Tier 1 Capital to Risk-Weighted Assets	297,108	16.88%	105,588	6.00%	140,784	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	319,233	18.14%	140,784	8.00%	175,981	10.00%
Tier 1 Leverage	297,108	12.45%	95,429	4.00%	119,286	5.00%

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

Note 7 — Regulatory Capital Matters - Continued

The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, dividend amounts may be correspondingly limited.

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In May 2020, on approval by and at the recommendation of the Board of Directors (“Board”), the shareholders of the Company approved a share-based incentive plan (“the Plan”). The effective date of the Plan was May 27, 2020 (the “Effective Date”).  The Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees. The maximum aggregate number of shares that may be issued under the Plan is 1,000,000 common shares. The share-based awards are granted to participants under the Plan at a price not less than the fair value on the date of grant and for terms of up to ten years. The Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

During the nine months ended September 30, 2020, the Company granted 55,930 restricted stock units (“RSU”) at a weighted-average fair value of $28.90 per unit.  All awards granted after the Effective Date and through September 30, 2020, have been under the Plan.  The RSUs generally vest over periods from one to three years. The Company recorded share-based compensation expense of $1.1 million and $796,000 for the nine months ended September 30, 2020 and 2019, respectively.  Additionally, the Company did not grant any options for the purchase of common shares during the nine months ended September 30, 2020, and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of Altabancorp’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe the Company’s future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These are forward-looking statements and involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), and other parts of this report that could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this filing:

•	the duration and impact of the COVID-19 pandemic;
•	changes in general economic conditions, either nationally or in the Company’s local market;
•	inflation, interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on the Company’s loan portfolio than expected;
•	changes in management’s estimate of the adequacy of the allowance for credit losses or the adoption of ASU 2016-13;
•	risks associated with the Company’s growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support growth in assets;
•	risks associated with the integration of current and future acquisitions;
•	increased lending risks associated with high concentration of real estate loans;
•	ability to successfully grow business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security;
•	technological changes;
•	regulatory or judicial proceedings; and
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to release publicly revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

Overview

AltabancorpTM (the “Company”) is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly owned banking subsidiary, AltabankTM (the “Bank”) which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.  The Company received federal trademark approval for the operating bank and holding company name and accompanying logos in July 2020.

AltabankTM is the largest community bank in Utah.  AltabankTM, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 26 branch locations from Preston, Idaho to St. George, Utah. Our clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.  Loan growth historically has been the result of mergers and acquisitions as well as organic growth that the Company believes was generated by seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to our clients.  The primary source of funding for our asset growth has been the generation of core deposits, which the Company raised from our existing branch system as well as through acquisitions.

Results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans, investment securities and short-term investments and the interest paid on interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The Company measures performance by calculating net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company also measures performance by its efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic.  Local and national governments and regulatory authorities have systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, and shelter in place, stay home, and similar directives and orders.  In response to the COVID-19 pandemic and in adherence with state and local guidelines, the Company has implemented its business continuity plan and other measures and activities to protect associates and, at the same time, to assist clients and the communities of which it is a part, including remote working for the majority of its associates, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program for loans to qualifying small businesses.

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with our historical consolidated financial statements and related notes.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands, except share data)	2020	2020	2019	2019
Selected Balance Sheet Information:
Book value per share	$19.16	$18.63	$17.61	$17.12
Tangible book value per share	$17.66	$17.12	$16.09	$15.59
Non-performing loans to total loans	0.41%	0.39%	0.53%	0.26%
Non-performing assets to total assets	0.22%	0.21%	0.37%	0.17%
Allowance for credit losses to loans held for investment	2.45%	2.57%	1.87%	1.82%
Loans to Deposits	62.11%	62.97%	81.12%	79.18%

Asset Quality Data:
Non-performing loans	$6,944	$6,388	$8,814	$4,255
Non-performing assets	$6,944	$6,388	$8,814	$4,255

Capital Ratios:
Tier 1 leverage capital	10.87%	11.68%	12.67%	12.64%
Total risk-based capital	19.13%	19.20%	18.43%	17.88%
Average equity to average assets	11.68%	12.57%	13.63%	13.66%
Tangible common equity to tangible assets (1)	10.55%	10.59%	12.77%	12.17%

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Selected Financial Information:
Basic earnings per share	$0.60	$0.55	$0.59	$1.72	$1.73
Diluted earnings per share	$0.60	$0.55	$0.59	$1.71	$1.72
Net interest margin (2)	3.52%	3.96%	5.04%	4.04%	5.19%
Efficiency ratio	52.86%	51.01%	49.20%	52.02%	48.49%
Non-interest income to average assets	0.79%	0.90%	0.76%	0.78%	0.67%
Non-interest expense to average assets	2.19%	2.39%	2.72%	2.41%	2.70%
Return on average assets	1.47%	1.52%	1.88%	1.58%	1.93%
Return on average equity	12.62%	12.06%	13.79%	12.57%	14.16%
Net charge-offs	$1,188	$670	$(332)	$2,147	$574
Annualized net charge-offs to average loans	0.28%	0.16%	-0.08%	0.17%	0.05%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.  Intangible assets were $28.3 million, $28.4 million, $28.6 million, and $28.8 million at September 30, 2020, June 30, 2020, December 31, 2019, and September 30, 2019, respectively.

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

	Three Months Ended
	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$217,220	$51	0.09%	$213,320	$1,161	2.16%
Securities: (1)
Taxable securities	961,025	4,274	1.77%	259,870	1,459	2.23%
Non-taxable securities (2)	40,625	204	2.00%	61,692	295	1.90%
Total securities	1,001,650	4,478	1.78%	321,562	1,754	2.16%
Loans (3)
Real estate term	968,473	13,297	5.46%	909,671	13,881	6.05%
Construction and land development	241,399	3,876	6.39%	299,908	6,020	7.96%
Commercial and industrial	296,999	3,878	5.19%	281,948	4,873	6.86%
Residential and home equity	176,265	1,653	3.73%	174,104	2,513	5.73%
Consumer and other	11,686	192	6.55%	17,611	257	5.81%
Total loans	1,694,822	22,896	5.37%	1,683,242	27,544	6.49%

Non-marketable equity securities	2,890	22	3.02%	2,624	22	3.32%
Total interest earning assets	2,916,582	27,447	3.74%	2,220,748	30,481	5.45%
Allowance for loan losses	(42,840)			(28,284)
Non-interest earning assets	187,522			152,400
Total average assets	$3,061,264			$2,344,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$1,012,180	$590	0.23%	$805,579	$882	0.43%
Money market accounts	456,543	430	0.37%	309,328	759	0.97%
Certificates of deposit less than or equal to $250,000	126,007	339	1.07%	138,757	458	1.31%
Certificates of deposit greater than $250,000	45,082	198	1.75%	39,093	191	1.93%
Total interest bearing deposits	1,639,812	1,557	0.38%	1,292,757	2,290	0.70%
Short-term borrowings	83,490	94	0.45%	-	-	0.00%
Total interest-bearing liabilities	1,723,302	1,651	0.38%	1,292,757	2,290	0.70%
Non-interest bearing deposits	958,229			713,742
Total funding	2,681,531	1,651	0.25%	2,006,499	2,290	0.45%
Other non-interest bearing liabilities	22,255			18,086
Shareholders’ equity	357,478			320,279
Total average liabilities and shareholders’ equity	$3,061,264			$2,344,864
Net interest income		$25,796			$28,191
Interest rate spread			3.36%			4.74%
Net interest margin			3.52%			5.04%

(1)	Excludes average unrealized gains (losses) of $16.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $68,000 and $98,000 for the three months ended September 30, 2020 and 2019, respectively.
(3)	Loan interest income includes loan fees of $1.8 million for both the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended
	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$182,909	$419	0.31%	$113,669	$1,891	2.22%
Securities: (1)
Taxable securities	686,319	10,593	2.06%	271,193	4,635	2.29%
Non-taxable securities (2)	45,586	687	2.01%	65,851	929	1.89%
Total securities	731,905	11,280	2.06%	337,044	5,564	2.21%
Loans (3)
Real estate term	950,036	39,929	5.61%	900,408	40,375	6.00%
Construction and land development	258,830	13,056	6.74%	309,651	18,555	8.01%
Commercial and industrial	293,375	12,670	5.77%	291,045	15,256	7.01%
Residential and home equity	174,297	6,174	4.73%	163,966	7,200	5.87%
Consumer and other	12,697	641	6.75%	16,811	766	6.09%
Total loans	1,689,235	72,470	5.73%	1,681,881	82,152	6.53%

Non-marketable equity securities	2,807	64	3.04%	2,729	76	3.71%
Total interest earning assets	2,606,856	84,233	4.32%	2,135,323	89,683	5.62%
Allowance for loan losses	(42,398)			(26,708)
Non-interest earning assets	171,747			151,123
Total average assets	$2,736,205			$2,259,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$918,853	$1,909	0.28%	$806,553	$2,910	0.48%
Money market accounts	408,549	1,745	0.57%	278,062	2,040	0.98%
Certificates of deposit less than or equal to $250,000	128,748	1,099	1.14%	141,205	1,308	1.24%
Certificates of deposit greater than $250,000	42,631	580	1.82%	38,459	544	1.89%
Total interest bearing deposits	1,498,781	5,333	0.48%	1,264,279	6,802	0.72%
Short-term borrowings	36,140	94	0.35%	3,235	63	2.63%
Total interest-bearing liabilities	1,534,921	5,427	0.47%	1,267,514	6,865	0.72%
Non-interest bearing deposits	839,294			667,263
Total funding	2,374,215	5,427	0.31%	1,934,777	6,865	0.47%
Other non-interest bearing liabilities	17,226			16,817
Shareholders’ equity	344,764			308,144
Total average liabilities and shareholders’ equity	$2,736,205			$2,259,738
Net interest income		$78,806			$82,818
Interest rate spread			3.84%			4.89%
Net interest margin			4.04%			5.19%

(1)	Excludes average unrealized gains (losses) of $10.4 million and ($2.2) million for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $229,000 and $310,000 for the nine months ended September 30, 2020 and 2019, respectively.
(3)	Loan interest income includes loan fees of $5.0 million and $4.9 million for the nine months ended September 30, 2020 and 2019.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$21	$(1,131)	$(1,110)	$741	$(2,213)	$(1,472)
Taxable securities	3,177	(362)	2,815	6,449	(491)	5,958
Non-taxable securities	(106)	15	(91)	(302)	60	(242)
Total securities	3,071	(347)	2,724	6,147	(431)	5,716
Loans
Real estate term	862	(1,446)	(584)	2,160	(2,606)	(446)
Construction and land development	(1,058)	(1,086)	(2,144)	(2,800)	(2,699)	(5,499)
Commercial and industrial	249	(1,244)	(995)	121	(2,707)	(2,586)
Residential and home equity	31	(891)	(860)	432	(1,458)	(1,026)
Consumer and other	(94)	29	(65)	(202)	77	(125)
Total Loans	(10)	(4,638)	(4,648)	(289)	(9,393)	(9,682)

Non-marketable equity securities	2	(2)	-	2	(14)	(12)
Total interest income	3,084	(6,118)	(3,034)	6,601	(12,051)	(5,450)
Interest expense:
Demand and savings accounts	189	(481)	(292)	363	(1,364)	(1,001)
Money market accounts	264	(593)	(329)	746	(1,041)	(295)
Certificates of deposit less than or equal to $250,000	(39)	(80)	(119)	(111)	(98)	(209)
Certificates of deposit greater than $250,000	27	(20)	7	57	(21)	36
Short-term borrowings	94	-	94	130	(99)	31
Total interest expense	535	(1,174)	(639)	1,185	(2,623)	(1,438)
Net interest income	$2,549	$(4,944)	$(2,395)	$5,416	$(9,428)	$(4,012)

For the three months ended September 30, 2020, net interest income decreased $2.4 million, or 8.50%, to $25.8 million compared with $28.2 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 152 basis points to 3.52% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $592 million, or 29.48%, for the same respective period offset by average interest earning assets increasing $696 million, or 31.33%, to $2.92 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 58.11% for the three months ended September 30, 2020 compared with 75.80% for the same period a year earlier.

Yields on interest earning assets declined 171 basis points to 3.74% for the three months ended September 30, 2020 compared with 5.45% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $684 million, or 128%, to $1.22 billion for the same comparable period with the yield on cash and securities declining 70 basis points to 1.49% for the third quarter of 2020 compared with 2.19% for the same comparable period.

In addition, the yield on loans declined 112 basis points to 5.37% compared with 6.49% for the same comparable period.  Average loans outstanding increased $11.6 million, or 0.69%, to $1.69 billion for the same comparable period.

For the three months ended September 30, 2020, total cost of interest bearing liabilities decreased 32 basis points to 0.38% compared with 0.70% for the same period a year earlier, and is primarily the result of the cost of interest bearing deposits decreasing 32 basis points to 0.38% compared with 0.70% for the same period a year ago.  For the three months ended September 30, 2020, the total cost of funds decreased 20 basis points to 0.25% compared with 0.45% for the same period a year ago.

For the three months ended September 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 7 basis points to net interest margin.

For the nine months ended September 30, 2020, net interest income decreased $4.0 million, or 4.84%, to $78.8 million compared with $82.8 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 115 basis points to 4.04% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $407 million, or 21.05%, for the same respective period offset by average interest earning assets increasing $472 million, or 22.08%, to $2.61 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 64.80% for the nine months ended September 30, 2020 compared with 78.76% for the same period a year earlier.

Yields on interest earning assets declined 130 basis points to 4.32% for the nine months ended September 30, 2020 compared with 5.62% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $464 million, or 103%, to $915 million for the same comparable period with the yield on cash and securities decreasing 38 basis points to 1.28% for the same comparable period.  In addition, the yield on loans declined 80 basis points for the same comparable periods and average loans outstanding increased $7.4 million, or 0.44%, to $1.69 billion for the same comparable period.

For the nine months ended September 30, 2020, total cost of interest bearing liabilities decreased 25 basis points to 0.47% compared with 0.72% for the same period a year earlier, and is the result of the cost of short-term borrowings decreasing 228 basis points to 0.35%, as well as the cost of interest bearing deposits decreasing 24 basis points to 0.48% compared with 0.72% for the same period a year ago.  For the nine months ended September 30, 2020, the total cost of funds decreased 16 basis points to 0.31% compared with 0.47% for the same period a year ago.

For the nine months ended September 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 9 basis points to net interest margin.

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

Financial Overview for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$27,447	$30,481	$(3,034)	-10.0%
Interest expense	1,651	2,290	639	27.9%
Net interest income	25,796	28,191	(2,395)	-8.5%
Provision for credit losses	-	2,100	2,100	100.0%
Net interest income after provision for credit losses	25,796	26,091	(295)	-1.1%
Non-interest income	6,117	4,467	1,650	36.9%
Non-interest expense	16,869	16,068	(801)	-5.0%
Income before income tax expense	15,044	14,490	554	3.8%
Income tax expense	3,704	3,355	(349)	-10.4%
Net income	$11,340	$11,135	$205	1.8%

Net Income. Net income increased $0.2 million to $11.3 million for the three months ended September 30, 2020, compared with $11.1 million for the three months ended September 30, 2019. This was primarily attributable to no provision for credit losses, an increase in non-interest income of $1.7 million offset by a decrease in net interest income of $2.4 million, an increase in non-interest expense of $0.8 million and an increase in income tax expense of $0.3 million.

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2020, net interest income decreased $2.4 million, or 8.50%, to $25.8 million compared with $28.2 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 152 basis points to 3.52% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $592 million, or 29.48%, for the same respective period offset by average interest earning assets increasing $696 million, or 31.33%, to $2.92 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 58.11% for the three months ended September 30, 2020 compared with 75.80% for the same period a year earlier.

Yields on interest earning assets declined 171 basis points to 3.74% for the three months ended September 30, 2020 compared with 5.45% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $684 million, or 128%, to $1.22 billion for the same comparable period with the yield on cash and securities declining 70 basis points to 1.49% for the third quarter of 2020 compared with 2.19% for the same comparable period.  In addition, the yield on loans declined 112 basis points to 5.37% compared with 6.49% for the same comparable period.  Average loans outstanding increased $11.6 million, or 0.69%, to $1.69 billion for the same comparable period.

For the three months ended September 30, 2020, total cost of interest bearing liabilities decreased 32 basis points to 0.38% compared with 0.70% for the same period a year earlier, and is primarily the result of the cost of interest bearing deposits decreasing 32 basis points to 0.38% compared with 0.70% for the same period a year ago.  For the three months ended September 30, 2020, the total cost of funds decreased 20 basis points to 0.25% compared with 0.45% for the same period a year ago.

For the three months ended September 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 7 basis points to net interest margin.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

For the three months ended September 30, 2020, the Company did not record any provision for credit losses in the third quarter compared with $2.1 million for the same period a year earlier, which was calculated under the prior incurred loss methodology.  The provisions for the current and preceding two quarters reflect expected lifetime credit losses based upon the current conditions and the potential effects from forecasted deterioration of economic metrics due to the COVID-19 pandemic based on the outlook as of September 30, 2020.  The decrease in provision for credit losses for the three months ended September 30, 2020 compared with the same period a year earlier is due primarily to an $11 million, or 60%, decline in loans individually evaluated for expected credit losses to $7.4 million and the related allowance for credit losses of $4.4 million.  This was offset by a $49 million, or 3.00%, increase in loans collectively evaluated for expected credit losses to $1.6 billion and the related allowance for credit losses of $37.1 million.  The Company incurred net charge-offs of $1.2 million for the three months ended September 30, 2020, compared with net recoveries of $0.3 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$3,850	$2,116	$1,734	81.9%
Card processing	986	976	10	1.0%
Service charges on deposit accounts	813	744	69	9.3%
Net gain on sale of investment securities	-	-	-	0.0%
Other	468	631	(163)	-25.8%
Total non-interest income	$6,117	$4,467	$1,650	36.9%

For the three months ended September 30, 2020, noninterest income increased $1.7 million, or 36.94%, to $6.1 million compared with $4.5 million the same period a year ago.  The increase was primarily due to a $1.7 million, or 81.95%, increase in mortgage banking income to $3.9 million compared with $2.1 million for the same period a year ago resulting from higher volume and wider margins on loans sold, which was favorably impacted by an increase in mortgage loan refinances, as overall interest rates declined.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$11,107	$10,410	$(697)	-6.7%
Occupancy, equipment and depreciation	1,155	1,439	284	19.7%
Data processing	1,647	1,280	(367)	-28.7%
Marketing and advertising	584	805	221	27.5%
FDIC premiums	183	6	(177)	-2950.0%
Other	2,193	2,128	(65)	-3.1%
Total non-interest expense	$16,869	$16,068	$(801)	-5.0%

For the three months ended September 30, 2020, noninterest expense was $16.9 million compared with $16.1 million for the same period a year earlier.  For the three months ended September 30, 2020, the Company’s efficiency ratio was 52.86% compared with 49.20% for the same period a year ago.

The increase in non-interest expense for the three months ended September 30, 2020 was primarily the result of higher salaries and associate benefits resulting primarily from higher incentive payments, particularly in the mortgage banking division.  In addition, the Company has incurred higher data processing expenses due to investments made in new technologies for the mortgage banking division; technology investments made in the commercial banking division, which include costs for its cloud-based, commercial loan origination application (nCino), costs for automated processes for smaller ticket commercial loans (AltaexpressTM), costs for the implementation of a Salesforce CRM solution, costs for a new cloud-based, commercial client treasury management solution; and  costs for a new cloud-based, construction budget, draw and inspection management solution for both commercial and consumer clients.  The Company expects to continue to make significant investments in new technologies to enhance overall client experience and empower clients to transact more business on the Bank’s mobile platform; to lower the overall costs of the Bank’s operating platform; and to become more scalable as the Company aggressively evaluates acquisition opportunities.   Noninterest expense also increased from higher marketing and advertising expenses, because of continued efforts to improve overall brand recognition in the regional markets in which the Company operates.

Income Tax Expense. For the three months ended September 30, 2020, income tax expense was $3.7 million compared with $3.4 million for the same period a year earlier.  For the three months ended September 30, 2020, the effective tax rate was 24.62% compared with 23.15% for the same period a year ago.

Financial Overview for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$84,233	$89,683	$(5,450)	-6.1%
Interest expense	5,427	6,865	1,438	20.9%
Net interest income	78,806	82,818	(4,012)	-4.8%
Provision for credit losses	2,750	5,800	3,050	52.6%
Net interest income after provision for credit losses	76,056	77,018	(962)	-1.2%
Non-interest income	15,973	11,402	4,571	40.1%
Non-interest expense	49,305	45,683	(3,622)	-7.9%
Income before income tax expense	42,724	42,737	(13)	0.0%
Income tax expense	10,273	10,108	(165)	-1.6%
Net income	$32,451	$32,629	$(178)	-0.5%

Net Income. Net income decreased $0.2 million to $32.5 million for the nine months ended September 30, 2020, compared with $32.6 million for the nine months ended September 30, 2019. This was primarily attributable to a decrease in net interest income of $4.0 million, an increase in non-interest expense of $3.6 million, and an increase in income tax expense of $0.2 million, offset by an increase in non-interest income of $4.6 million, and a decrease in provision for credit losses of $3.0 million.

Net Interest Income and Net Interest Margin. For the nine months ended September 30, 2020, net interest income decreased $4.0 million, or 4.84%, to $78.8 million compared with $82.8 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 115 basis points to 4.04% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $407 million, or 21.05%, for the same respective period offset by average interest earning assets increasing $472 million, or 22.08%, to $2.61 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 64.80% for the nine months ended September 30, 2020 compared with 78.76% for the same period a year earlier.

Yields on interest earning assets declined 130 basis points to 4.32% for the nine months ended September 30, 2020 compared with 5.62% for the same period a year earlier.  The decline in yields on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $464 million, or 103%, to $915 million for the same comparable period with the yield on cash and securities decreasing 38 basis points to 1.28% for the same comparable period.  In addition, the yield on loans declined 80 basis points for the same comparable period and average loans outstanding increased $7.4 million, or 0.44%, to $1.69 billion for the same comparable period.

For the nine months ended September 30, 2020, total cost of interest bearing liabilities decreased 25 basis points to 0.47% compared with 0.72% for the same period a year earlier, and is the result of the cost of short-term borrowings decreasing 228 basis points to 0.35%, as well as the cost of interest bearing deposits decreasing 24 basis points to 0.48% compared with 0.72% for the same period a year ago.  For the nine months ended September 30, 2020, the total cost of funds decreased 16 basis points to 0.31% compared with 0.47% for the same period a year ago.

For the nine months ended September 30, 2020, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added 9 basis points to net interest margin.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

For the nine months ended September 30, 2020, provision for credit losses was $2.8 million compared with $5.8 million for the same period a year earlier as calculated under the prior incurred loss methodology.  For the nine months ended September 30, 2020, the Company incurred net charge-offs of $2.1 million compared with net charge-offs of $0.6 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$8,596	$5,154	$3,442	66.8%
Card processing	2,610	2,405	205	8.5%
Service charges on deposit accounts	2,356	2,106	250	11.9%
Net gain on sale of investment securities	1,441	-	1,441	0.0%
Other	970	1,737	(767)	-44.2%
Total non-interest income	$15,973	$11,402	$4,571	40.1%

For the nine months ended September 30, 2020, noninterest income increased $4.6 million, or 40.09%, to $15.97 million compared with $11.4 million for the same period a year earlier.  The increase in noninterest income was primarily due to a $3.4 million, or 66.78%, increase in mortgage banking income and a $1.4 million gain on the sale of investment securities.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Nine Months Ended
	September 30,	September 30,	$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$32,737	$29,822	$(2,915)	-9.8%
Occupancy, equipment and depreciation	3,525	4,453	928	20.8%
Data processing	5,166	3,262	(1,904)	-58.4%
Marketing and advertising	1,355	1,147	(208)	-18.1%
FDIC premiums	348	244	(104)	-42.6%
Other	6,174	6,755	581	8.6%
Total non-interest expense	$49,305	$45,683	$(3,622)	-7.9%

For the nine months ended September 30, 2020, noninterest expense was $49.3 million compared with $45.7 million for the same period a year earlier.  For the nine months ended September 30, 2020, the Company’s efficiency ratio was 52.02% compared with 48.49% for the same period a year ago.

Income Tax Expense. For the nine months ended September 30, 2020, income tax expense was $10.3 million compared with $10.1 million for the same period a year earlier.  For the nine months ended September 30, 2020, the effective tax rate was 24.05% compared with 23.65% for the same period a year ago.

Financial Condition

Total assets were $3.2 billion at September 30, 2020, representing a 32.0% increase compared with December 31, 2019. Total loans held for investment were $1.7 billion at September 30, 2020, an increase of 1.0% from December 31, 2019. Total deposits were $2.7 billion at September 30, 2020, an increase of 32.1% compared with December 31, 2019.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Loans held for sale	$31,872	$18,669

Loans held for investment:
Commercial real estate loans:
Real estate term	$1,014,364	$948,073
Construction and land development	236,195	273,963
Total commercial real estate loans	1,250,559	1,222,036
Commercial and industrial loans	290,798	284,738
Consumer loans:
Residential and home equity	153,008	162,559
Consumer and other	9,552	16,036
Total consumer loans	162,560	178,595
Total gross loans	1,703,917	1,685,369
Net deferred loan fees	(6,782)	(4,451)
Total loans held for investment	1,697,135	1,680,918
Allowance for credit losses	(41,495)	(31,426)
Total loans held for investment, net	$1,655,640	$1,649,492

	September 30,	December 31,
(Percentage of total gross loans)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	59.4%	56.2%
Construction and land development	13.9%	16.3%
Total commercial real estate loans	73.3%	72.5%
Commercial and industrial loans	17.1%	16.9%
Consumer loans:
Residential and home equity	9.0%	9.6%
Consumer and other	0.6%	1.0%
Total consumer loans	9.6%	10.6%
Total loans held for investment	100.0%	100.0%

The Company originates certain residential mortgage loans for sale to investors that are carried at cost. Due to the short period held, generally less than 90 days, the Company considers the carrying value of these loans held for sale to be the approximate fair value.

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

Contractual maturities at September 30, 2020 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$79,653		$192,961	$741,750	$1,014,364	$180,693	$754,018
Construction and land development	182,824		31,602	21,769	236,195	6,150	47,221
Total commercial real estate loans	262,477		224,563	763,519	1,250,559	186,843	801,239
Commercial and industrial loans	74,141		184,209	32,448	290,798	162,542	54,115
Consumer loans:
Residential and home equity	25,284		23,677	104,047	153,008	10,086	117,638
Consumer and other	1,309		6,290	1,953	9,552	7,900	343
Total consumer loans	26,593		29,967	106,000	162,560	17,986	117,981
Total gross loans held for investment	$363,211	(1)	$438,739	$901,967	$1,703,917	$367,371	$973,335	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.3 billion or 78.4% of total gross loans held for investment at September 30, 2020.

Concentrations. As of September 30, 2020, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 82.3% of total loans held for investment, of which 59.4% are real estate term loans, 13.9% are construction and land development loans, and 9.0% are residential and home equity loans. The Company requires collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  The Company’s concentration in commercial and industrial loans has increased to 17.1% at September 30, 2020 from 16.9% at December 31, 2019.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued, loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled-debt restructured
Real estate term	$126	$2,416
Construction and land development	79	60
Commercial and industrial	1,025	1,550
Residential and home equity	476	45
Consumer and other	-	8
Total non-accrual, not troubled-debt restructured loans	1,706	4,079
Troubled-debt restructured loans non-accrual
Real estate term	2,482	2,393
Construction and land development	-	-
Commercial and industrial	2,227	658
Residential and home equity	528	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	5,237	3,051
Total non-accrual loans (1)	6,943	7,130
Accruing loans past due 90 days or more	1	3
Total non-performing loans (NPL)	6,944	7,133

OREO	-	-
Total non-performing assets (NPA) (2)	$6,944	$7,133
Accruing troubled debt restructured loans	$2,036	$25,346
Non-accrual troubled debt restructured loans	5,237	3,051
Total troubled debt restructured loans	$7,273	$28,397
(1)

The Company estimates that approximately $301,000 and $208,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of September 30, 2020 and December 31, 2019 have not been reduced by U.S. government guarantees of $2.3 million and $0.9 million, respectively.

Individually Evaluated Loans. Individually evaluated loans are when a loan no longer share similar risk characteristics with other loans, based on current information and events, whether it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement or when identified through its credit monitoring process. The Company measures estimated credit losses based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

In determining whether or not a loan is individually evaluated, the Company considers payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans for which an insignificant shortfall in amount of payments is anticipated, but where the Company expects to collect all amounts due, are not considered individually evaluated.

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that the Company would not otherwise consider. TDRs were $7.3 million and $28.4 million at September 30, 2020 and December 31, 2019, respectively. TDRs are considered individually evaluated loans of which $5.2 million and $3.1 million were designated as non-accrual at September 30, 2020, and December 31, 2019, respectively.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

The Company offered a temporary loan payment relief program of deferments up to six months to borrowers impacted by the COVID-19 pandemic.  Under rare circumstances, deferred loans will be re-evaluated at the end of the deferral period.  To qualify for a second loan deferral, the Company will require a full re-underwriting of the credit.

The Company offered temporary loan payment relief to 415 businesses and 108 individuals totaling approximately $320 million, or 18.5% of total loans, excluding SBA PPP loans, to address cash flow challenges for those impacted by the COVID-19 pandemic.  The deferral period has ended for 237 borrowers, or 45.49%, for loans totaling $128 million.  This leaves 284 borrowers, or 54.51%, for loans totaling $191 million still on deferral.  There are only four borrowers on small balance loans totaling $0.07 million, who have not made a subsequent loan payment for 30 days or greater, after their payment deferment agreement expired.  The Company has not entered into another loan payment deferment agreement with any borrower, who has entered into a previous loan payment deferment agreement.  Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance.

The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million. The Company has filed 62 applications, or 19%, with the SBA, totaling $19.0 million and has received loan forgiveness on 15 loans, totaling $0.8 million.  The Company has not received a denial on any application submitted to the SBA for loan forgiveness.  The Company is participating in the PPPL facility offered by the Federal Reserve to fund SBA PPP loans and to receive regulatory capital relief for such loans.  The Company expects to have most of its SBA PPP loans forgiven by the end of the second quarter 2021.

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

Allowance for Credit Losses

The Company maintains an adequate allowance for credit losses, or ACL, based on a comprehensive methodology that determines our current expected credit losses (“CECL”) for investment securities available for sale, loans held for investment, and off balance sheet commitments.

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

The Company used the weighted average remaining maturity (or “WARM”) approach, adjusted for prepayments, to calculate CECL at September 30, 2020 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculate current expected credit losses or loan segments from time-to-time as the Company improved credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of ACL.

The following table sets forth the activity in our allowance for credit losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$42,683	$28,039	$31,426	$25,245
Impact of adopting ASC 326	-	-	9,466	-
Loans charged off:
Real estate term	(1)	-	(114)	-
Construction and land development	-	-	(73)	(5)
Commercial and industrial	(1,469)	(350)	(2,509)	(1,933)
Residential and home equity	(1)	-	(1)	(19)
Consumer and other	(86)	(89)	(269)	(263)
Total charge-offs	(1,557)	(439)	(2,966)	(2,220)
Recoveries:
Real estate term	-	-	69	24
Construction and land development	2	253	51	604
Commercial and industrial	313	462	480	809
Residential and home equity	1	2	26	34
Consumer and other	53	54	193	175
Total recoveries	369	771	819	1,646
Net loan charge-offs	(1,188)	332	(2,147)	(574)
Provision for credit losses	-	2,100	2,750	5,800
Ending balance ACL	$41,495	$30,471	$41,495	$30,471
Loans held for investment	$1,697,135	$1,675,147	$1,697,135	$1,675,147
Average loans	1,694,822	1,683,242	1,689,235	1,681,881
Selected ratios:
Net loan charge-offs to average loans	0.28%	-0.08%	0.17%	0.05%
Provision for credit losses to average loans	0.00%	0.49%	0.22%	0.46%
Allowance for credit losses to loans held for investment	2.45%	1.82%	2.45%	1.82%

The ACL to loans held for investment was 2.45% at September 30, 2020, compared with 1.82% at September 30, 2019.  The allowance for credit losses is also adjusted based on changes to the underlying loan portfolio, changes to our historical loss rates, and adjustments to qualitative ACL factors due to changes in current conditions.

The Company’s construction and land development portfolio reflects borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. Construction and land development loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to generate cash to service the loan, and the value of the collateral depends on project completion when market conditions may have changed.  The Company’s commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are usually underwritten at a loan to value ratio of up to 75% with a minimum debt coverage ratio of 1.25 times.

The following table indicates management’s allocation of the ACL in each category to total loans as of each of the following dates:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial real estate loans:
Real estate term	$12,659	$12,275
Construction and land development	15,962	6,990
Total commercial real estate loans	28,621	19,265
Commercial and industrial loans	10,206	10,892
Consumer loans:
Residential and home equity	2,270	1,118
Consumer and other	398	151
Total consumer loans	2,668	1,269
Total	$41,495	$31,426

Investments

Investment securities were $1.1 billion at September 30, 2020 and $406.0 million at December 31, 2019. As of September 30, 2020, the Company’s portfolio of investment securities was comprised of available for sale securities.  At September 30, 2020, the Company held no investment securities from any issuer which totaled over 10% of shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Available for sale securities: (Fair Value)
U.S. Government agencies	$13,578	$21,190
Municipal securities	42,907	56,912
Mortgage-backed securities	1,061,751	323,108
Corporate securities	4,815	4,785
Total investment securities	$1,123,051	$405,995

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities as of September 30, 2020 are shown below:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$-	0.00%	$13,224	1.68%	$-	0.00%	$-	0.00%	$13,224	1.68%
Municipal securities	10,212	2.04%	17,093	1.91%	14,241	2.20%	-	0.00%	41,546	2.04%
Mortgage-backed securities	-	0.00%	4,260	1.79%	20,917	1.96%	1,022,028	1.90%	1,047,205	1.90%
Other securities	-	0.00%	2,000	1.25%	3,000	0.51%	-	0.00%	5,000	0.80%
Total investment securities	$10,212	2.04%	$36,577	1.78%	$38,158	1.93%	$1,022,028	1.90%	$1,106,975	1.90%

Actual maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

The Company evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) intent and ability to retain investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits

Total deposits were $2.72 billion at September 30, 2020 and $2.06 billion at December 31, 2019. The increase in total deposits is attributed primarily to monies received by clients from government relief programs and relief programs the Company offered as well as organic growth.  Non-interest bearing demand deposits were $1.0 billion, or 38.2% of total deposits at September 30, 2020 compared with $719.4 million, or 35.0% of total deposits at December 31, 2019. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$839,294	0.00%	$667,263	0.00%
Interest bearing deposits:
Interest bearing demand and savings	918,853	0.28%	806,553	0.48%
Money market	408,549	0.57%	278,062	0.98%
Certificates of deposit less than or equal to $250,000	128,748	1.14%	141,205	1.24%
Certificates of deposit greater than $250,000	42,631	1.82%	38,459	1.89%
Total interest bearing deposits	1,498,781	0.48%	1,264,279	0.72%
Total	$2,338,075	0.34%	$1,931,542	0.48%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

September 30,
(Dollars in thousands)	2020
Due in three months or less	$7,119
Due in over three months through six months	3,481
Due in over six months through twelve months	8,856
Due in over twelve months	25,240
Total	$44,696

Deposits are gathered from individuals, partnerships and corporations in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $360.3 million at September 30, 2020, an increase of $27.9 million, or 8.40%, since December 31, 2019. The increase in shareholders’ equity for the nine months ended September 30, 2020 was primarily due to an increase of $10.7 million in accumulated other comprehensive income, and net income of $32.5 million for the period less dividends paid of $7.7 million, and the impact to capital of adopting ASC 326 of $6.7 million and shares repurchased of $2.1 million.

Dividends of $0.41 per share were declared during the nine months ended September 30, 2020 representing 23.8% of the net income for the same period. The Company announced a quarterly dividend of $0.15 per share on October 28, 2020, payable on November 16, 2020 for shareholders of record on November 9, 2020.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

Capital Resources

The Company is subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules. Specifically, the rules impose, among other requirements, minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, a common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 8%.

The following table sets forth capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	AltabancorpTM
	Equal to Stated	September 30,	December 31,	September 30,
	Percentage)	2020	2019	2019
Common equity tier 1 capital	6.50%	17.87%	17.18%	16.63%
Tier 1 risk-based capital	8.00%	17.87%	17.18%	16.63%
Total risk-based capital	10.00%	19.13%	18.43%	17.88%
Tier 1 leverage capital ratio	5.00%	10.87%	12.67%	12.64%

AltabancorpTM and AltabankTM met the requirements to be defined as a “well-capitalized” institution at September 30, 2020, December 31, 2019 and September 30, 2019 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth off-balance sheet lending commitments as of September 30, 2020:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$688,331	$442,978	$138,072	$18,943	$88,338
Standby letters of credit	26,490	26,490	-	-	-
Credit cards	27,501	27,501	-	-	-
Total	$742,322	$496,969	$138,072	$18,943	$88,338

Contractual Obligations

The following table sets forth significant contractual obligations as of September 30, 2020:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$169,113	$87,699	$49,637	$28,018	$3,759
Deposits without stated maturity	2,547,666	2,547,666	-	-	-
Short-term borrowings	83,490	83,490	-	-	-
Total	$2,800,269	$2,718,855	$49,637	$28,018	$3,759

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Liquidity, which is represented by cash borrowing lines, federal funds and available for sale securities, is a result of operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting, on a monthly basis, the amount of funds that will be required, and the Company maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has borrowing lines at a correspondent bank totaling $25.0 million. The Company also has a current borrowing line with the FHLB, totaling $1.4 billion at September 30, 2020, which is secured by various real estate loans pledged as collateral totaling $782.5 million and investment securities of $868.0 million.  To provide liquidity to small business lenders, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (“PPPLF”). Under the PPPLF, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the Small Business Administration under the Paycheck Protection Program. In addition, loans originated under the SBA PPP will receive a zero percent risk weight under the agencies’ regulatory capital rule.  The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million.  The Company has chosen to participate in the PPPLF and has a balance of $83.5 million collateralized by these SBA PPP loans.  The Company has an additional borrowing line with the Federal Reserve Bank of $20.6 million, which is secured by $22.2 million of investment securities.

The Company believes its liquid assets are adequate to address cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2020, the Company had approximately $434.0 million in net liquid assets comprised of $225.0 million in cash and cash equivalents, which includes interest bearing deposits of $180.8 million and federal funds sold of $0.1 million, $1.1 billion in available for sale investment securities and $31.9 million in loans held for sale, less $945.9 million of available for sale securities pledged as collateral for short-term borrowings.

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, the Company will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from its correspondent banks, as well as the FHLB. At the current time, the Company’s long-term liquidity needs primarily relate to funds required to support loan originations and commitments, deposit withdrawals and pending acquisitions. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

The Company’s liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities.

Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, depreciation and amortization, amortization of investment discount and premiums, share based compensation, changes in the value of bank owned life insurance and other gains and losses.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchases and sales of investment securities. At September 30, 2020, the Company had outstanding loan commitments of $688.3 million, credit card commitments of $27.5 million and outstanding letters of credit of $26.5 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $734.3 million, principally from an increase in deposit balances, an increase in short-term borrowings offset by dividends paid to shareholders during the period and share repurchases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims, legal actions and complaints that arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K 2019”) identifies various market, credit, and operations risk factors that could affect our results of operations.  For example, the Company explained therein that the Company’s “profitability depends on interest rates generally, and may be adversely affected by changes in market interest rates.”  Form 10-K 2019 at page 29.  Specifically, “In response to market concerns arising from the spread of COVID-19, among other domestic and global events, interest rates in the U.S. have recently declined” and “interest rates may decrease further as a result of such events, which could adversely affect our financial condition and earnings.”  As conditions and circumstances related to COVID-19, including its declaration as a global pandemic by the World Health Organization on March 11, 2020, are continuing to evolve, the Company provides the following supplement to the risk factors identified in its Form 10-K 2019:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

BOLI Purchase.  The Bank is the owner and sole or partial beneficiary of life insurance policies on the lives of executive officers and senior management associates, known as bank-owned life insurance (BOLI).  The Bank had an existing investment in BOLI of $27.4 million (cash surrender value).  At September 30, 2020, the Company made an additional investment in BOLI in the amount of $14.8 million (the “BOLI Purchase”).  The number of participants in the BOLI Purchase is 30, which includes all of the Bank’s executive officers and many members of senior management.  The BOLI Purchase supplemented existing policies for certain executive officers and senior management and added policies for new executive officers and members of senior management who have been promoted or joined the Bank within the last several years.  The amount of insurance purchased on each participant was determined after considering title/position, annual salary, and benefits and incentives, and the death benefit represents a multiple between 5-12 times of the respective participant’s salary. The Company’s BOLI program is designed to be implemented in accordance with regulatory requirements.  The Bank purchased life insurance policies on eligible associates, and will receive future earnings credits on the premiums that it pays, as well as tax benefits during the policy term. The Bank will receive life insurance proceeds at the time of the participant’s death. Throughout the life of the policies, the Bank will pay all premiums and will be the sole owner and beneficiary of the policies under the BOLI Purchase. The policies will continue in force even if or after participants leave the Bank.  As part of the BOLI Purchase, each participant is entitled to receive a pre-retirement death benefit of at least $250,000 in conjunction with the BOLI program, participation in which is voluntary.

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

101

The following financial information from AltabancorpTM Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2020.

ALTABANCORPTM
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)