Form 10-K
period 2020-12-31
Altabancorp
filed 2021-03-15
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____TO_____

Commission File Number 001-37416

ALTABANCORP

(Exact name of Registrant as specified in its Charter)

UTAH	87-0622021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 East Main Street American Fork, UT	84003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 642-3998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALTA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $270,352,838.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2021 was 18,868,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s  Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

TABLE OF CONTENTS1

PART I

Item 1. Business

Organizational Structure

AltabancorpTM (“ALTA”) is a Utah registered bank holding company organized in 1998 under the name People’s Utah Bancorp.  As a Utah registered bank holding company, ALTA is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  ALTA operates all business activities through its wholly-owned banking subsidiary, AltabankTM (the “Bank” and, together with ALTA, the “Company”), formerly known as People’s Intermountain Bank, which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.  The Company rebranded to AltabancorpTM effective June 30, 2020, and to AltabankTM effective November 12, 2019, respectively, and recently obtained federal trademark approval for the operating bank and holding company names and accompanying logos.

AltabankTM is the largest community bank in Utah.  AltabankTM, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 25 branch locations from Preston, Idaho to St. George, Utah. Our clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.

During the past year, the COVID-19 pandemic has impacted the Company, specifically the Bank’s operations.  The Company instituted an internal pandemic response team that meets on a bi-weekly basis and consists of executive management and members of senior leadership in legal, IT, operations, and marketing.  In response to state and local government guidance and mandates, including “stay at home” orders, the Bank reduced operating hours and/or closed lobbies at various branch locations and transitioned much of its workforce to remote-working.  The Bank’s pandemic response plan aligns with the Utah COVID-19 Transmission Index.  The Bank also implemented COVID-19 protocols, such as the wearing of masks, the use of other personal protective equipment, and observance of social distancing, in its branch, service center, and office locations.  The Bank adapted and facilitated access for its clients during the pendency of the COVID-19 pandemic through accelerated development and implementation of digital delivery channels and online products and services.  The Bank provided substantial financial relief to its clients through participation in government programs, as well as its own payment relief programs.  The Bank provided payment accommodations to almost twenty percent of its clients and offered first round Small Business Administration Paycheck Protection Program (“PPP”) loans to over 300 clients.

Market Area

Most of the major business and economic activity in Utah is located in the counties where AltabankTM branches are located. Over 75% of Utah’s population is concentrated along Interstate 15, specifically within Davis, Weber, Salt Lake, and Utah Counties. The next largest population centers in the State are in Washington and Cache Counties. These six counties make up approximately 85% of Utah’s population. AltabankTM has benefited from strong economic performance in the State of Utah.  The following highlights some of the economic metrics for Utah:

•

Utah has the strongest economy of all states as defined by the Economic Coincident Indicator Index according to the Kem C. Gardner Policy Institute and the Federal Reserve of Philadelphia (December 2020);

•	Utah is ranked first in the nation for Economic Diversity according to the 2021 Economic Report to the Governor (Utah);
•	Utah is ranked first in the nation for states with Strongest Job Growth for 2019-2020 at -1.0% versus -5.8% nationally according to the 2021 Economic Report to the Governor (Utah);
•	According to the 2021 Economic Report to the Governor (Utah), Utah had 8.8% Personal Income Growth versus 7.4% nationally;

•	According to the 2021 Economic Report to the Governor (Utah), Utah’s GDP growth was 6.0% versus 3.0% nationally;
•	According to the U.S. Bureau of Labor Statistics Data in January 2021, Utah’s unemployment rate was 3.6% versus 6.7% nationally;
•

Several cities where AltabankTM branches are located are ranked in the Milken Institute Best-Performing Cities 2021 (South and West U.S. Regions), with Provo-Orem ranking first and Salt Lake City ranking fourth among Best-Performing Large Cities and Logan ranking second and St. George ranking fourth among Best-Performing Small Cities;

•	Utah ranked number four “Best State” according to U.S. News and World Report, 2019 Best States Ranking, January 2020; and
•	In Forbes Best States for Business, 2019, CNBC America’s Top States for Business and U.S. News and World Report, January 2020, Utah ranked in the top five states for business.

We grew organically with increases in both deposits and loans in 2020.  We focused on building and increasing commercial client relationships in our market area through staffing additions to our Commercial Banking Centers in Salt Lake County and Utah County and the implementation of Home Builder Finance and Investment Real Estate verticals during 2020.  We continue to look for strategic acquisition opportunities in our existing market area and surrounding states.

Competition

The banking and financial services business in our market areas is highly competitive. We compete for loans, deposits, and clients with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial services providers.  Many of these competitors are much larger in total assets and capitalization than we are; have greater access to capital markets than we do; and offer a broader range of financial services than we can offer.

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

The market shares of AltabankTM and its largest competitors in Utah, ranked by deposit market share at June 30, 2020, as reported by S&P Global Market Intelligence are as follows:

	Number	Deposit
Largest	of	Market
Competitor	Branches	Share
JPMorgan Chase Bank	49	32.34%
Zions Bank	96	22.35%
Wells Fargo Bank	87	17.14%
Key Bank	32	6.57%
U.S Bank	58	3.65%
AltabankTM	25	2.89%
Cache Valley Bank	16	1.89%
Bank of Utah	18	1.56%

Our Business Activities

We believe that to be competitive with larger financial institutions, it is imperative that we provide superior client service.  Key elements to our client service include: i) seasoned relationship managers who understand our clients’ financial needs; ii) direct access to decision makers; iii) the products and services our clients need; iv) unparalleled responsiveness to our clients; and v) technology solutions that make it easier for our clients to transact business with us.

We provide banking services primarily to small- to medium-sized businesses and to individuals in our primary markets including Utah, Salt Lake, Davis, Cache, Box Elder, and Washington Counties. Our business clients are involved in a variety of industries, including residential and commercial acquisition development and construction; manufacturing; distribution and other services. We also provide a broad range of banking services and products to individuals, including residential mortgage lending, personal checking and savings accounts, and online banking.

Lending

We offer a variety of lending products including acquisition, development and construction (“ADC”); commercial and industrial (“C&I”); home builder financing; multifamily residential; single-family residential; home equity lines; equipment finance; and other consumer loans.  We have established portfolio thresholds for each of our lending categories and regularly monitor and evaluate the diversification of our portfolio. From time to time, we purchase and sell non-consumer loan participations from or to other banks. Loan participations purchased by us have been underwritten using our standard underwriting criteria.

Our clients are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;
•

Small- to medium-sized businesses in need of secured and unsecured lines of credit through Small Business Association (“SBA”) financing or conventional C&I term loans and lines of credit, equipment financing, owner occupied or investor-commercial real estate loans;

•	Small- to medium-sized businesses in need of cash management, payments, credit cards, or merchant services;
•	Individuals in need of residential construction loans, residential mortgages and other consumer loan products; and
•	Professionals and professional firms, such as medical, architectural, engineering, and financial firms in need of operating facilities.

Real Estate

We focus on commercial and residential real estate lending throughout a project’s life cycle, including acquisition and development loans, construction loans, and long-term financing.

Construction, Acquisition and Development Loans. Our construction loan portfolio consists of single-family residential properties, multifamily properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks as funds are advanced while the property is under construction, and may have uncertain value prior to the completion of construction. Therefore, it is more difficult to evaluate accurately the total proceeds required to complete a project.  It is also more difficult to know whether related loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate values in order to minimize the risk of loss. Maturities for construction loans generally range from six to twelve months for residential property and from twelve to thirty months for commercial and multifamily properties.

Our development loans are secured by the properties being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. Our borrowers’ projects generally range from small plats of two to six lots to subdivisions with up to one hundred lots. Development lending on large projects is handled in specialty groups with expertise regarding the lending risks and market dynamics of land development. During the development process, we fund costs for site clearing, grading, and infrastructure, including utilities and roads. We focus on lending to developers with the experience and financial wherewithal to successfully complete the project and weather unforeseen changes to the project or the market.  Lot release minimum prices are agreed upon at loan closing. Repayment of the development loan is generally structured to require net sale proceeds from lot sales of a minimum of 125% of the Bank’s per-lot exposure. We target most development loans to be paid off at no more than 80% of total development sales. Loan-to-cost ratios on development loans typically range from 55% to 70%, depending on the financial strength and experience of the developer. Most development loans have maturities of twelve to twenty-four months.

Commercial Real Estate Loans. We also originate mortgages for commercial real estate properties. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties. The majority of these loans have maturities generally ranging from three to ten years and loan amortizations from fifteen to twenty-five years.

Commercial real estate lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria requires an examination of debt-service-coverage ratios, the net worth and liquidity of the borrowers and any guarantors, and the borrowers’ and any guarantors’ creditworthiness and prior credit history and reputation.  We generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property serving as collateral, as well as the tenants occupying the property.

Loan-to-value ratios for non-owner occupied commercial mortgage loans generally do not exceed 75%. We permit loan-to-value ratios of up to 75% if the property is owner-occupied and the borrower has strong liquidity, net worth, and positive cash flows. We have been active in both the construction lending and permanent financing of our commercial real estate portfolio. Construction and raw land loans are short-term in nature and generally do not exceed eighteen months. Permanent commitments are primarily restricted to no greater than ten year maturities with rate adjustment periods primarily every three to five years when fixed commitments exist.  Occasional ten year fixed rate loans are offered on owner occupied and multi-family commercial real estate. Loan amortizations are typically between fifteen to twenty-five years.  Large non-owner occupied commercial real estate loans (in excess of $10 million) are handled in a specialty group with expertise in the lending risks and market dynamics of commercial real estate.

Residential Mortgage Loans. Our residential mortgage loans consist of residential construction loans, residential first and second mortgage loans, and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. We sell substantially all of the first lien residential mortgage loans that we originate to larger financial institutions. We provide loan servicing for some of our mortgage loans, depending upon the relationship of the borrower to us.

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

Commercial and Industrial (non-real estate):

Commercial and Industrial Loans (“C&I”). We make C&I loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of C&I loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer loans guaranteed by the SBA.

C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flows of its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a 12 month commitment with a variable rate.  The loans are secured by the assets that are being financed. In cases of larger commitments, a borrowing base certificate is required to determine eligible collateral and advance parameters. Term loans are generally up to sixty months, but in no case exceed the depreciable life of the tangible asset being financed. C&I loans generally include personal guarantees as additional support.

To manage these risks, our policy is to secure commercial loans with both the assets of the borrowing business and other collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rates, cash flows, overall capital leverage, collateral value and other appropriate credit factors.

Large or complex C&I loans are handled by our three commercial banking centers with expertise in the lending risks and market dynamics of C&I loans.

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

SBA loans fall into two categories: (i) loans originated under the SBA’s 7(a) Program, and (ii) loans originated under the SBA’s 504 Program. Through SBA 7(a) Loans, funds can be utilized to purchase or construct real property; however, we primarily use the 7(a) Program for working capital, inventory, or equipment loans, which are included in our C&I loans.  SBA 504 loans typically do not have an SBA guaranty, but rather, a low 50% loan to value ratio due to the assistance of the 504 program. SBA 504 loans are generally classified as commercial real estate.  However, a 504 loan may be used to finance long-lived equipment.  Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA.  We participated in the first and second rounds of the SBA’s Paycheck Protection Program.

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

Loans to One Borrower. In addition to the maximum concentration for loan types, state-banking law limits the aggregate extensions of credit that a bank may make to a single borrower. Under Utah law, the aggregate extensions of credit that a bank may make to a single borrower may not exceed 15% of the Bank’s Tier 1 capital, which equaled $59.1 million as of December 31, 2020.

Approval and Underwriting Procedures. All loan requests must be approved under specified approval guidelines. Credit approval authorities are listed below from lowest to highest level.  Loans with certain credit policy exceptions require approval from one level higher.  Management believes the current authority levels are appropriate to ensure overall credit quality, while ensuring we are able to respond in a timely manner to lending opportunities. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works independently of loan production and has full responsibility for all loan disbursements.

Bank Lending Authorities:

•	Individual Authorities — Branch Managers have credit approval authority to loan up to $50,000 for consumer loans provided there are no exceptions to loan policy.
•

Region Manager Authorities — Region Managers have credit approval authority to approve real estate secured loans up to $500,000, non-real estate loans up to $250,000, and unsecured loans up to $50,000.  If a single family construction loan has a long-term take out approved, a regional manager can approve up to the Fannie / Freddie conforming loan limit.

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
•

Management Committee Authorities — The Bank Loan Committee meets as needed and consists of the Chief Credit Officer, Chief Lending Officer, Chief Banking Officer, and two Senior Credit Risk Officers. This committee has credit approval authority for loan relationships up to $20,000,000.  The loans approved in this committee that exceed $15 million are reported to the Board of Directors monthly.

•

Board Committee Authorities — The Board Loan Committee is comprised of three directors, with two committee members required for a quorum. All loan relationships in excess of $20,000,000 require the concurrence of this committee. The committee meets weekly, as needed, to review loans approved by the Bank Loan Committee. This committee concurs on loan approvals up to our legal lending limit, which was approximately $59.1 million as of December 31, 2020.

Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of nine different categories (Grades 1-9). The grading system is used to determine, in part, the level of allowance for credit losses held by us. The first five grades in the system are considered satisfactory. The next four grades range from a “Special Mention” category to a “Loss” category.

The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Substandard” or worse with a balance of $250,000 or greater requires prior approval of the Bank’s Chief Credit Officer.

The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The Bank’s senior lending officers meet quarterly to review the Bank’s criticized loans.  This consists of all loans graded substandard, or worse, along with all loans graded special mention for six months or longer. Additionally, changes in the grade for a loan may occur through any of the following means:

•	review of monthly delinquency reports by Region Managers, Senior Credit Risk Officers, and the Chief Credit Officer;
•	specific changes in loan grades by the loan officer, upon receiving new information that adversely impacts the borrower’s credit standing or other perceived credit risks;
•	random reviews of the loan portfolio conducted by senior lending officers;
•	loan reviews conducted by an outside loan reviewer or internal loan review department; or
•	bank regulatory examinations.

Special Mention.  Generally acceptable asset quality, but frequent and thorough monitoring is required as temporary credit weaknesses may extend beyond financial into managerial and demographic issues. Borrowers may have strained cash flow and less than anticipated performance. Borrowers may have possible management weaknesses, perhaps demonstrated by an irregular flow of adequate or timely performance information required to support the credit. Borrowers may have a plausible plan to correct problems in the near future without material uncertainties. Borrowers may lack reserve capacity, so their risk rating will generally either improve or decline in a relatively short period since results of corrective actions should be apparent within six months or less. These loans exhibit an increasing reliance on collateral for repayment.

Loan Delinquencies.  When a borrower fails to make a committed payment, we attempt to cure the delinquency by contacting the borrower to seek payment. The Chief Credit Officer regularly reviews delinquency reports with Region Managers for possible changes in loan risk ratings. Our Credit Committee meets quarterly to review classified assets. The Credit Committee is comprised of executive officers and senior credit administration of the Bank.

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

Our Investment Activities

Our investment strategy is designed to be complementary to and interactive with our cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning. Investment securities consist primarily of U.S. Agency issues, mortgage-backed securities, and municipal bonds.  In addition, for liquidity purposes, we use Federal Funds Sold, which is temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy, which is approved by the board once a year. Specific day-to-day transactions affecting the securities portfolio are managed by the Chief Financial Officer and Treasurer of the Bank.

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

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for funds. We offer regular checking, rewards checking, savings, and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to six years, individual retirement accounts and Jumbo CDs. The primary sources of deposits are small- to medium-sized businesses and individuals within our target market. All deposits are insured by the FDIC up to the maximum amount permitted by law. We have a service fee schedule, which we believe is competitive with other financial institutions in our market, covering, among others, maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

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

In addition to our traditional marketing methods, we attract new clients and deposits by:

•	expanding long-term business client relationships, including referrals from our clients;
•	deploying personnel to work new leads with loan officers and branch managers to obtain new business clients; and
•	investing in technology that focuses on client experience through our branch network, online, mobile banking, and cash management suites and enhance deposit relationships through various channels.

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

•

Remote Deposit Capture. Branded “ExpressDeposit” and “Merchant Check Capture,” this product allows businesses to send their deposits electronically to the Bank, which allows us to reach a larger group of business clients that are not close to one of our physical locations. We believe this product gives us an edge in gaining new clients and it contributes to the growth of our deposits. We primarily target professional service companies, preferably with multiple offices including real estate offices, attorneys, doctors, dentists and accountants.

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

Risk Management

We are committed to identifying and managing our overall enterprise risk exposure.  We have identified strategic, reputation, credit, market, liquidity, operational (including cyber related risks), legal, and compliance risks as the areas that could materially and adversely affect our business, financial condition, results of operations, or business prospects.  We mitigate and actively manage these areas of risk through sound practices and procedures and committed experienced personnel.

We have focused our enterprise risk management efforts in the following areas:

•	Our Board established the Enterprise Risk Oversight Committee to monitor enterprise risks of the Company;
•	Our Executive Risk Management Committee assesses enterprise risks and takes appropriate action to mitigate such risks;
•	We have a dedicated enterprise risk management team that actively monitors enterprise risks.

•	Our credit department is staffed to maintain credit policies and procedures, loan documentation, and disbursement of loan proceeds, and to manage the integrity of the credit risk rating system;
•	Our finance department is staffed with experienced personnel to manage market and liquidity risk and capital adequacy;
•

Our operations and information technology departments include staff experienced in operating risks, bank regulations, and in information technology, cyber security, and information security compliance;

•	Our legal and compliance departments coordinate efforts to effectively manage legal and compliance matters and keep executive management apprised of the same; and
•	Our internal audit department reports its independent audit findings directly to our Board’s Audit and Compliance Committee.

The FDIC has provided guidance recommending that if the sum of (i) certain categories of commercial real estate, or CRE, loans and (ii) acquisition, development and construction, or ADC, loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk based capital, heightened risk management practices should be employed to mitigate risk. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

Human Capital Resources

Achieving our vision of being the best bank for our clients, shareholders, employees, and communities is dependent upon our ability to hire and retain highly qualified and motivated employees at every level who share our core values. To hire and retain the best talent, we strive to create a culture that enables all of our employees to find personal satisfaction through meaningful responsibilities and opportunities for professional growth. Our employees are some of our most valuable assets, and we treat them as such with competitive compensation, health, retirement, and other benefits.

Employee Profile

As of December 31, 2020, we had a total of 471 full and part-time employees in 25 branch locations throughout Utah and Idaho. Our employees are not represented by any labor organization, and we are not aware of any activity to seek such organization. As of December 31, 2020, approximately 61% of our employees are women, 39% are men, and our average employee tenure is 7.2 years.

Diversity and Inclusion (D&I)

Our commitment to diversity starts with our Board of Directors, which is committed to setting a strategic vision for the Company that reflects a diverse and inclusive environment and culture.  The Bank actively participates in initiatives to promote diversity and inclusion both internally and externally.  We have active representation on the Utah Bankers’ Association’s Women In Banking Committee and participate in its annual summit for women in banking.  The Company recently participated in Intermountain Healthcare Foundation’s and Primary Children’s Hospital’s “Healthy Kids Initiative’s Reach Out and Read” children’s literacy program in Utah County, donating over 400 books for children in Title 1 schools.  We recently sponsored a social media-based contest to recognize Black-owned small businesses in Utah and Idaho in honor of Black History Month.  We sponsor an annual scholarship for the Utah Valley University business school that provides financial assistance for women and underrepresented student populations.  The Company recently became a sponsor for Wasatch Adaptive

Sports, a local non-profit that runs a year-round outdoor activities program for individuals with special needs and disabilities.  Approximately 15% of the Company’s charitable contributions for 2020 were given to entities or programs serving low to moderate income populations in our communities.

Core Values

We believe our values guide our success. Our values include:

•	We Care.
•	We Are Safe.
•	We Innovate.
•	We Execute.
•	We Are Professional.
•	Integrity Is Absolute.

To demonstrate these values and put each of them into practice, we have adopted a New Heights program to help all employees know and understand Who We Are and How We Work. In 2020, the New Heights program included a series of podcasts hosted by the Company’s Chief People Officer and the Director of Learning and Talent Development, featuring our executive management team and other guests.  These podcasts allowed our employees to learn what principles influence our leadership team and how our values are implemented on a day-to-day basis. Other training and leadership materials are also available to our employees through the New Heights program.

Compensation, Benefits, Wellness

We believe that compensation must be competitive with the market in order to attract and retain qualified employees. In addition to strong base salaries and wages, additional compensation programs include annual discretionary bonuses, awards of share options and restricted share units, an augmented employee stock ownership plan, and a matched 401(k) plan. We also provide our employees with a comprehensive benefits program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, and holiday, vacation, and sick leave. See Note 11 in the Audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplemental Data” for additional information regarding employee benefit plans and profit sharing.

To promote the wellness of our employees, we provide employees access to a wellness program that promotes regular activity and a healthy lifestyle.  In addition, in response to the COVID-19 pandemic, we implemented significant precautions to protect the safety and well-being of our employees, which resulted in the majority of our employees working remotely and us putting in place additional safety measures for employees working on-site.

Culture Change Management

In an effort to drive results and build a unified corporate culture, we recently engaged Partners In Leadership, a nationally known leadership training and management consulting firm, to assist us in culture change and leadership development initiatives across the organization.

Active Community Engagement

We encourage our employees to be participate in community organizations and volunteer activities.  We also encourage our employees to serve in leadership roles in these organizations.  We are proud to support many local community organizations through financial contributions and employee volunteers, including the American Fork Parks Trails and Recreation Committee, Utah Legal Services, Utah Microloan Fund, Operation Underground, and the McKay Dee Hospital Board.

Succession Planning

Our Board of Directors reviews annually succession planning for our CEO and other key executive management members.  We have increased our focus and attention on training, talent development, and leadership opportunities for employees.  We recently implemented a new HRIS, one module of which enables executive management to better review, assess, and manage succession planning.

Employee Recruiting, Development, and Training

We use both internal and external resources to recruit highly qualified employees, and we compensate employees for referrals for open positions. In addition, we encourage existing employees to apply for positions and hire internally when appropriate.

We are committed to fostering an environment of inclusion, and we do not tolerate harassment or discrimination within the Company. We take seriously our responsibility to help create a diverse workplace that is free of inappropriate conduct, bullying, threats, offensive jokes or language, harassment, or intimidation. We consider all qualified internal and external applicants for open positions without regard to race, color, religion, sex, sexual orientation, gender identity, or national origin, protected veteran status, or any other status or condition protected by applicable federal, state, or local law.

We believe that ongoing training is important in the development and success of new and existing employees, and we strive to create a work environment that nurtures innovation and growth. Employees have access to e-learning and online compliance training.

Employees participate in annual reviews, setting goals, and evaluating and measuring success. Managers and employees also conduct ongoing feedback and performance reviews, with weekly department meetings and monthly one-on-one meetings encouraged.

Website Access

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.altabancorp.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Supervision and Regulation

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to the Company. These descriptions are not comprehensive or exhaustive, and you should refer to the full text of the statutes, regulations, and formal and informal interpretive guidance for more information. Applicable statutes and regulations are subject to change, and additional statutes, regulations, and corresponding interpretative guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, operations, or revenues.

General

As a Utah registered bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System and by the UDFI. In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision, and examination by the FDIC and by the UDFI. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of consumers, bank depositors, and the Deposit Insurance Fund (“DIF”), rather than for holders of our capital stock.

Banking and other financial services statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to the Company. Any change in the statutes, regulations, or regulatory policies applicable to the Company, including changes in their interpretation or implementation, could have a material effect on our business and operations.

Both the scope of the laws and regulations and the intensity of the supervision to which the Company are subject have increased in recent years in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations.  The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), includes a number of provisions that are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry.

Supervisory Examinations

The Company is subject to periodic examinations by federal and state banking regulators.  The examinations review and assess the Company’s financial condition and compliance with applicable laws and regulations.  The Company receives confidential supervisory ratings from such examinations that may not be disclosed to third parties.  Supervisory exam findings, recommendations, or ratings may impact the Company’s ability to pursue merger and acquisition opportunities, engage in certain business activities, and subject the Company to additional regulatory oversight and requirements.  The FDIC and Utah DFI completed their most recent joint safety and soundness exam of the Company on January 29, 2021.

Holding Company Regulation

Permitted Activities

Under the federal Bank Holding Company Act (“BHCA”), a bank holding company is generally permitted to engage in, or acquire, direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in certain enumerated activities that are related to banking. While the Federal Reserve has treated those activities as acceptable in the past for other bank holding companies, the Federal Reserve in the future may not allow us to conduct any or all of these activities. The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of those activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Acquisitions Subject to Prior Regulatory Approval

The BHCA requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company, or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company, or savings association, or to merge or consolidate with any bank holding company.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the effect of the acquisition on competition, financial condition, and future prospects (including current and projected capital ratios and levels); the competence, experience, and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, approval of interstate transactions requires that the acquirer satisfy regulatory standards for well-capitalized and well-managed institutions.

Bank Holding Company Obligations to Bank Subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require the Company to commit resources to support the Bank in situations where additional investments in a bank may not otherwise be warranted. A bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments that qualify as capital under applicable regulatory rules. Any such loan from a holding company to a subsidiary bank is likely to be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank. If the Company were to enter bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Restrictions on Bank Holding Company Dividends

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend that would impose undue pressure on the capital of any bank subsidiary or which would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if:

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

Capital Regulations – U.S. Basel III Capital Rules

In July 2013, federal banking regulators, including the Federal Reserve and the FDIC, adopted the U.S. Basel III Capital Rules, implementing many aspects of the Basel III Capital Standards. The U.S. Basel III Capital Rules impose higher risk-based capital and leverage requirements than those previously in place. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 Capital and total capital). The capital conservation buffer was phased in and became fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The U.S. Basel III Capital Rules also increase the risk weight for assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework and following a one-year deferral due to the pendency of the COVID-19 pandemic, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by federal bank regulators.

In December 2018, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency adopted a joint final rule revising regulatory capital rules to address the implementation of Financial Accounting Standards Board ASU No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”), requiring organizations to measure current except credit losses (“CECL”) for financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts.  The final rule made a number of changes to the regulatory capital rules to reflect revised credit standards.  The Company fully-adopted CECL effective January 1, 2020.

For a detailed discussion of the Company’s actual capital ratios and capital adequacy, see “Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 9 – Regulatory Capital Matters” in “Item 8. Financial Statements and Supplementary Data.”

Other Applicable Regulations

ALTA is a public company subject to the disclosure and compliance requirements promulgated by the SEC.  ALTA is also subject to the rules of Nasdaq as a listed company (ticker symbol: ALTA) on that exchange.

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

Capital Adequacy

See “Holding Company Regulation—Capital Regulations” above.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5.0%, a common equity to Tier 1 Capital ratio of no less than 6.5%, a Tier 1 Capital ratio of no less than 8.0%, and a total risk-based capital ratio of no less than 10.0%, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire a bank or merge with a bank holding company, and the FDIC applies the same requirement in approving bank merger applications.  As of December 31, 2020, the Bank met these capital levels.

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

As of December 31, 2020, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized.” Rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these or other factors, could change the Bank’s capital position in a relatively short period, making additional capital infusions necessary.  It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the Bank regulators possess the discretionary authority to require higher capital ratios.

On April 9, 2020, the Federal Reserve Board, the FDIC, and the OCC issued an interim final rule (FIL-37-2020 effective immediately) to provide regulatory capital relief for FDIC-supervised institutions issuing loans under the SBA Paycheck Protection Program (“PPP”) and participating in the Federal Reserve’s Paycheck Protection Program Lending (“PPPL”) Facility.  Under Section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP loans receive a zero-percent risk weight under the agencies’ regulatory capital rules, regardless of whether they are pledged as collateral to the PPPL Facility.  However, PPP loans are included in a bank’s leverage ratio requirement unless they are pledged as collateral to the PPPL Facility.  The Bank participated in the PPPL Facility during 2020, pledging PPP loans in the approximate amount of $84.6 million.

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

Bank Dividends

Utah law places restrictions on the declaration of dividends by Utah state-chartered banks to their shareholders. This may decrease any amount available for the payment of dividends in a particular period if the surplus funds for the Bank fail to comply with this limitation. The FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to the Company from the Bank. Utah corporate law also requires that dividends only be paid out of funds legally available therefor.

Insurance of Accounts and Other Assessments

FDIC deposit insurance is critical to the continued operation of the Bank. The Bank pays deposit insurance assessments to the FDIC’s Deposit Insurance Fund, which are determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the Federal Deposit Insurance Act, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement, or condition imposed by the FDIC.

Restrictions on Transactions with Affiliates

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act (“FRA”), and the implementing of Regulation W by the Federal Reserve. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the Bank. Accordingly, certain asset transactions and contracts, between the Company, the Bank, and any non-bank subsidiaries are subject to a number of restrictions. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties.

Loans to Insiders

Loans to executive officers, directors, or principal shareholders are subject to restrictions under Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s implementing Regulation O (collectively, “Reg. O”). From time to time, the Bank makes loans to executive officers, directors, and principal shareholders on terms permitted by Reg. O. We believe the Bank is in compliance with Reg. O and, therefore, we believe we are in compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). Loans from the Bank to executive officers, directors, or principal shareholders are made in the ordinary course of business, are of a type generally made available to the public, and are on market terms no more favorable than those offered to persons not related to the Bank, except for the waiver of certain loan fees and a minor reduction in certain loan interest rates as part of an associate benefit program as allowed by Reg. O.

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act require prior approval from the Federal Reserve and/or the FDIC for any person or company to acquire “control” of a bank or a bank holding company. Control is conclusively presumed to exist if an individual or company acquires

25% or more of any class of voting securities, and in general is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities. Control may also be deemed to exist where a person or company is found to hold “controlling influence” over a bank or bank holding company.  On June 12, 2020, members of the Gunther family and their related entities (the “Gunther 13D Group”) filed a Schedule 13D with the SEC.  In that filing, the Gunther 13D Group disclosed that it holds approximately 31% of the Company’s shares.  Insofar as the Company is aware, the Gunther 13D Group has not made filings with federal regulatory agencies with respect to its share holdings in the Company.

Community Reinvestment Act

The CRA and its implementing regulations are intended to encourage banks to help meet the credit needs of their service areas, including low-income and moderate-income neighborhoods, consistent with safe and sound operations. Bank regulatory agencies are required to assign and make public a rating of a bank’s performance under the CRA as either “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” Such agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of each bank involved in the merger or acquisition is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. A less-than-satisfactory rating may delay, block, or impose conditions on the transaction. In its most recent CRA examination, the Bank received a rating of “satisfactory.”

In April 2018, the United States Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. On August 28, 2018, the Office of the Comptroller of the Currency (“OCC”) issued an advance notice of proposed rulemaking to solicit input and comments for the new CRA framework. Subsequently, the FDIC joined the OCC in a joint notice of proposed rulemaking in December 2019.  In May 2020, the OCC issued its final CRA rule, and in September 2020, the Federal Reserve announced its advanced notice of proposed rulemaking.  The FDIC has not yet issued its own final rule, nor has it definitively indicated whether it will join the rules of the other federal regulatory authorities.  The impact of changes and amendments to the CRA program and regulatory framework on the Company is not yet known and will depend on final rule-making action taken by the FDIC.

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

Anti-Money Laundering and Economic Sanctions

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats, having been implemented through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to monitor and control the risks associated with money laundering and terrorist financing.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures, and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA, and related laws and regulations;
•	systems and procedures for monitoring and reporting of suspicious transactions and activities;
•	a designated compliance officer;
•	employee training;
•	an independent audit function to test the anti-money laundering program;
•	procedures to verify the identity of each client upon the opening of accounts; and
•	heightened due diligence policies, procedures, and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice, and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each client. To make this determination, among other things, the financial institution must collect certain information from clients at the time they enter into the client relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all clients must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders, laws, regulations, treaties, and related interpretations. OFAC assembles and provides lists of names of persons and organizations suspected of aiding, harboring, or engaging in terrorist acts. If a bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report, and notify appropriate authorities.

The Bank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”) was enacted.  The AMLA amends the BSA and is intended, in part, to modernize some of the current anti-money laundering laws.  Among other changes, the AMLA would (i) create a non-public registry to track beneficial owners of certain corporations, (ii) increase penalties for BSA and AML violations, and (iii) strengthen regulatory authority to combat financial crimes.  The implementation of various provisions of the AMLA will require further rule-making and development of other policies and measures; as such, the impact and effect on the Company is not yet known.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees, and agents. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. When issued by a banking regulator, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency.

Loan Concentrations

The FDIC has issued guidance recommending that if certain categories of commercial real estate (“CRE”) loans and acquisition, development and construction (“ADC”) loans exceed certain thresholds, then heightened risk management practices should be employed to mitigate risk. As of December 31, 2020, our ADC and CRE loans were within the thresholds set by the FDIC. We have exceeded these thresholds at times in the past and may do so again in the future. If we exceed the thresholds and do not manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, such as a requirement to raise additional capital, reduce our loan concentrations or undertake other remedial actions.

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

Consumer privacy protection continues to be an area of focus for state legislatures.  Several states, including California, have recently adopted consumer privacy protection laws that impose compliance obligations with respect to safeguarding personally identifiable information.  The Company continues to monitor states in which it has a physical presence with respect to consumer privacy protection compliance obligations.

Other federal and state laws and regulations affect the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers.

Like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (the “FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bank.

Cybersecurity

Federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes also address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyberattack.

On December 15, 2020, the Federal Reserve Board, the OCC, and the FDIC issued a proposed rule that would impose new notification requirements for significant cybersecurity incidents. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents termed “computer-

security incidents” that are “notification incidents.”  This proposed rule would be in addition to existing statutory and regulatory obligations the Bank has for notification of security incidents, including those prescribed under the Interagency Guidelines Establishing Information Security Standards, BSA, and state laws and regulations.

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

Further, we recognize our role in the overall industry, and have adopted a comprehensive model based on the National Institute of Standards and Technology's Cyber Security Framework. We also fully participate in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond our risk control thresholds. Although we invest substantial time and resources to manage and reduce cybersecurity risk, it is not possible to eliminate this risk completely.

We believe that effective management of operational risk, defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events, plays a major role in both the level and the stability of our profitability. We have enterprise risk oversight processes in place to identify, assess, control, monitor, and report on operational risks, all of which support our goals to minimize future operational losses and strengthen our performance by maintaining sufficient capital to absorb operational losses incurred.

Consumer Laws and Regulations

The Bank is also subject to a number of other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the FCRA, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Service Members Civil Relief Act, the Military Lending Act, and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for most federal consumer-financial-protection laws rests with the Consumer Financial Protection Bureau (“CFPB”). The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts or practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. The rules also impose both underwriting standards and limits on the terms, including pricing, of such loans. In 2014, the CFPB adopted regulations that combine mortgage disclosures required by the Real Estate Settlement Procedures Act and its implementing Regulation X, and the Truth-in-Lending Act and its implementing Regulation Z. This new disclosure scheme required mortgage lenders, such as the Bank, to substantially revise their loan-origination and disclosure systems in order to comply with the new regulations. The Bank has implemented necessary modifications in order to meet these requirements. Portions of a significant expansion of the Home Mortgage Disclosure Act and its implementing Regulation C took effect in 2018.

Other Dodd-Frank Act Reforms

Volcker Rule

The Volcker Rule prohibits insured depository institutions, such as the Bank, and their affiliates, such as the Company, from (i) engaging in “proprietary trading,” and (ii) investing in or sponsoring certain types of funds, or covered funds, in each case subject to certain limited exceptions. The final rules impose significant compliance and reporting obligations on banking entities.

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

In October 2019, regulators finalized amendments, effective on January 1, 2020, and specified a compliance date of January 1, 2021, to regulations implementing the Volcker Rule.  Compliance requirements are based on the size and scope of a banking entity’s trading activities.  Certain amendments were made to definitions, requirements and exemptions. In June 2020, regulators finalized amendments, which became effective October 1, 2020, to the Volcker Rule’s regulations relating to covered funds, which, inter alia, (i) established new exclusions from covered fund status for certain types of investment vehicles, (ii) adjusted the eligibility criteria for certain existing exclusions, and (iii) clarified certain provisions governing investments in and transactions and relationships involving covered funds. Under these amendments, banking entities are not required to treat investments alongside covered funds as investments in covered funds subject to certain limitations, so long as certain conditions are satisfied.

The Company continues to review the scope of any compliance program that may be required but is presently of the view that the impact of the Volcker Rule will not be material to its business operations.

Executive Compensation and Corporate Governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction. Other provisions of the Dodd-Frank Act may affect our corporate governance. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Future Legislative and Regulatory Developments

Congress and the Utah Legislature enact or amend legislation from time to time.  Regulatory agencies frequently modify or create new regulations and guidance. Such acts and modifications or new regulation and guidance may change the environment in which the Company and the Bank operate in substantive, substantial, and unpredictable ways. We cannot determine the ultimate impact that potential legislation, if enacted, or implementing regulations and guidance with respect thereto, would have on the Company or the Bank’s financial condition, operations, or performance results.

State Corporate Law Restrictions

The Company and the Bank are Utah corporations subject to certain limitations and restrictions under applicable Utah corporate law. For example, applicable state law includes limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal Government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation, combatting recession, and facilitating the national debt. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Item 1A. Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of material risks that may affect the Company’s business, financial condition and future results.

Risks Related to COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has, and is expected to, continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain.

COVID-19, which has been identified as a pandemic by the World Health Organization, continues to cause economic disruption both worldwide and in the markets in which we operate. The ultimate impacts of COVID-19 are uncertain and could have a material adverse effect on our business, financial condition, liquidity, and results of operations. The extent of these impacts will depend on future developments, including among others, governmental, regulatory, and private sector actions and responses, new information that may emerge concerning the severity of COVID-19, and actions taken to contain or prevent further spread, each of which and cannot be predicted.

Our business is dependent upon the ability and willingness of our clients to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our clients, which may result in a decline in demand for our products and services, which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results and cause increased risk of delinquencies, defaults, foreclosures, declining collateral values, and other losses. Moreover, current and future governmental action may temporarily require us to conduct business differently with respect to collection actions, deferrals, and other client-related transactions.

Our workforce has been, is, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and clients, including the use of personal protective equipment and aligning our operations with state and local guidelines for businesses, but no assurance can be given that our actions will be adequate or appropriate. The spread of COVID-19 could also negatively impact availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our clients.

Risks Relating to the Industry and Geography in Which We Operate

As a business operating in the financial services industry, our business and operations may be adversely affected by weak economic conditions.

Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the short-term and long-term fiscal outlook of the federal economy, the extent and impact of the COVID-19 pandemic, and future tax rates is a concern for businesses, consumers, and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations.

Our loans and operations are primarily in Utah, Salt Lake, Davis, Cache, Box Elder and Washington Counties; therefore, our business is particularly vulnerable to a downturn in the local economies of those counties.

Unlike larger financial institutions that are more geographically diversified, our business is concentrated primarily in the state of Utah. As of December 31, 2020, approximately 84% of our loans were secured by real estate, the majority of which are located in Utah, Salt Lake, Davis, Cache, Box Elder, and Washington counties. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. This risk increases for our variable rate loans, which represent 70% of our loans.  A downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and adversely affect our financial condition and operations.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

The majority of loans in our portfolio are real estate related, consisting of loans for construction and land development projects, and for the purchase, improvement or refinancing of residential and commercial real estate. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the client and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

As of December 31, 2020, 13.4% of our loan portfolio consisted of real estate construction, and acquisition and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. The COVID-19 pandemic has had, and may continue to have, an impact on the ability of our clients to complete these projects on time and within budget, particularly with respect to access to materials and labor and the fluctuating costs of the same.  In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation.  Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) ADC loans exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2020, our ratio for the sum of CRE and ADC loans was 192% and our ratio for ADC loans was 64%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

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

We focus our business development and marketing strategy primarily on small- to medium-sized businesses, which frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan.  Small- to medium-sized businesses have been, and likely will continue to be, impacted by the COVID-19 pandemic, which may, in turn, affect the risk rating and collectability of our loans with them.  Due to “stay at home” orders and other pandemic management measures, many small- to medium-sized businesses were shut down for portions of 2020.  While many received SBA PPP loans or deferrals from the Bank to weather the short-term, the long-term impact of the COVID-19 pandemic on such businesses is not yet known.  In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively affect Utah and small- to medium-sized businesses are adversely affected or our clients are otherwise affected by adverse business conditions or developments, our business, financial condition and operations could be adversely affected.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.

Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  In response to market concerns arising from the spread of COVID-19, among other domestic and global events, interest rates in the U.S. have recently declined. Interest rates may remain at such rates or decrease further, which could adversely affect our financial condition and earnings.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.

Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage inasmuch as they may offer a wider array of banking services at better rates and be able to target a broader client base through more extensive promotional and advertising campaigns. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, in-migration of more competitors, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium-sized businesses that we target. Additionally, financial technology companies (“Fintech”) have developed technology that allows clients to obtain loans via the Internet in an expeditious manner and have become competitors to us.  If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios and our operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Risks Related to Our Growth

If we are not able to maintain our past levels of growth, our future prospects and competitive position could be diminished and our profitability could be reduced.

We may not be able to sustain our deposit, loan, and asset growth at the rate we have enjoyed during the past several years, including the significant deposit growth experienced since the onset of the COVID-19 pandemic.  Our growth over the past several years has been driven primarily by residential housing and commercial real estate growth in our market areas, as well as a strong and stable economy in the State of Utah. Although the local economic market conditions do not presently exhibit signs of slowing, a downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such could have a negative effect on our financial condition and operations.

If we are unable to manage our growth effectively, we may incur higher than anticipated costs, and our ability to execute our growth strategy could be impaired.

We expect to continue to grow our assets and deposits by increasing our product and service offerings and expanding our operations organically and possibly through acquisitions. Our ability to manage growth successfully will depend on our ability to (i) identify suitable markets for expansion; (ii) attract and retain qualified management; (iii) attract funding to support additional growth; (iv) maintain asset quality and cost controls; (v) maintain adequate regulatory capital and profitability to support our lending activities; and (vi) find attractive acquisition targets and successfully acquire and integrate the acquisitions in an efficient manner. If we do not manage our growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Failing to maintain effective financial and operational controls as we grow, such as appropriate loan underwriting procedures, adequate allowances for credit losses and compliance with regulatory accounting requirements, could have a negative effect on our financial condition and operations, such as increased credit losses, reduced earnings and potential regulatory penalties and restrictions on growth.

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

Risks Related to Our Personnel

We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated associates at every level. We have experienced, and expect to continue to experience, substantial competition in identifying, hiring and retaining top-quality associates due to Utah’s low unemployment rate and new financial institutions entering our markets.  If we are unable to hire and retain qualified associates, we may be unable to successfully execute our business strategy and manage our growth.

The unexpected loss of key officers would materially and adversely affect our ability to execute our business strategy, and diminish our future prospects.

Our success to date and our prospects for success in the future depend substantially on our senior management team. The loss of key members of our senior management team could materially and adversely affect our ability to successfully implement our business plan and, as a result, our future prospects. The loss of senior management without qualified successors who can execute our strategy would also have an adverse impact on us.

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

Risks Related to Our Financial Practices

Our allowance for credit losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for credit losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2020, our allowance for credit losses (“ACL”) as a percentage of loans held for investment was 2.43%.  The determination of the appropriate level of credit loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for credit losses may not be adequate to cover actual credit losses. Moreover, any increase in our allowance for credit losses will adversely affect our earnings.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaced existing incurred loss impairment guidance and established a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this accounting change to the treatment of credit expense and allowances. The final rule provided an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. We adopted and implemented the accounting standard fully effective January 1, 2020, the immediate effect of which was an increase to the level of our allowance for credit loss (ACL) and the accompanying result of which was a negative impact on reported earnings and lending activities in periods following adoption.  We believe that the levels of ACL as of December 31, 2020 were adequate to absorb current expect credit levels, and we will continue to evaluate and actively manage our ACL; however, we cannot guarantee that such levels will be sufficient to cover actual or future losses.

Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.

The processes we use to estimate our inherent credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and operations, depend upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. In addition, if existing or potential clients believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Impairment of investment securities could require charges to earnings, which would negatively impact our operations.

We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for current expected credit losses. Credit losses for available for sale debt securities are evaluated as of each reporting date when the fair value is less than amortized cost. FASB ASC Subtopic 326-30 requires credit losses to be calculated individually, rather than collectively, using a discounted cash flow method, through which our management compares the present value of expected cash flows with the amortized cost basis of the security. An ACL is established, with a charge to the provision for credit losses (“PCL”), to reflect the credit loss component of the decline in fair value below amortized cost. If the fair value of the security increases over time, any ACL that has not been written off may be reversed through a credit to the PCL. The ACL for an available for sale debt security is limited by the amount that the fair value is less than the amortized cost, which is referred to as the fair value.  The impact of these impairment matters could have a material adverse effect on our financial condition and operations.  At December 31, 2020, we had no allowance for credit losses related to investment securities available for sale.

Risks Related to Our Access to Capital

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

Risks Related to Cyber-security and Information Technology

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

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, particularly during the pendency of the COVID-19 pandemic, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as client-facing websites. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our financial condition or operations. Recently, there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers and have resulted in increased regulatory focus. Furthermore, cyber-attacks or other breaches in the future, whether affecting others or us, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could have a material adverse effect on our financial condition or operations.  If we experience a cyber-attack, our insurance coverage may not cover all losses, and furthermore, we may experience a loss of reputation.

We rely on our information technology and telecommunications systems and third party servicers, and the failure of these systems could adversely affect our business.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third party servicers. In October 2020, we shifted operation of our primary banking and accounting third party software systems from in-house to managed services.  We also outsource certain of our information technology systems including our electronic funds transfer, or EFT, ATM and debit card processing, credit and debit card and transaction processing, and our online Internet bill payment and banking services. We rely on these systems to process new and renewal loans, provide client service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans and provide client service or compromise our ability to collect loan payments in a timely manner.  Our ability to adopt new information technology and technological products needed to meet our clients’ banking needs may be limited if our third party servicers are slow to adopt or choose not to adopt such new technology and products. Such a failure to provide this technology and products to our clients could result in a loss of clients, which would negatively affect our financial condition and operations.

Other Operational Risks

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

We are subject to certain operating risks, related to client or employee fraud, which could harm our reputation and business.

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

The Bank has significant operations and a significant customer base in regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Bank’s business and clients, and could pose physical risks to the Bank’s property. In addition, catastrophic events, such as natural disasters or global pandemics, occurring in other regions of the world may have an impact on the Bank’s clients and in turn on the Bank. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Bank’s operating results.

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance, and may restrict our growth and our ability to acquire other financial institutions.

Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank clients and the Deposit Insurance Fund of the FDIC, rather than holders of our common shares.

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

As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its respective asset valuations or the amounts of required credit loss allowances or to restrict its respective operations, as well as increase its respective capital levels, which could adversely affect our operations.

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

Financial institutions have been the subject of significant legislative and regulatory changes (including the continuing enactment and potential amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010) and may be the subject of further significant legislation or regulation in the future, none of which is within our control. This may result in repeals of or amendments to, existing laws, treaties, regulations, guidance, reporting, recordkeeping requirements, and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as the Bank’s clients, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s clients, and therefore on our operations.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations.  However, with respect to institutions of our size, it does not have primary examination and enforcement authority. The authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority, and we remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

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

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Basel III.” In December 2017, the Basel Committee published standards that it described as the finalization of the

Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, and following a one-year deferral due to the pendency of the COVID-19 pandemic, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by federal bank regulators.

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

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level; therefore, we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current shareholders’ percentage of ownership and could cause the price of our common shares to decline. Any debt would be entitled to a priority of payment over the claims of the Company’s general unsecured creditors or equity holdings. Thus, any Company borrowing to make the required capital injection may be expensive and adversely affect our cash flows, financial condition, operations, and business prospects.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and these laws could negatively affect us. GLBA imposes requirements for the safeguarding of certain client information.  Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the FTC, as well as at the state level, such as with regard to mobile applications.

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

Risks Related to Dividends and Our Common Shares

We may be unable to, or choose not to, pay dividends on our common shares.

We have consistently declared an annual cash dividend for over 50 years. Our ability to continue to pay dividends depends on various factors.  ALTA is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the UDFI and Utah state law may, under certain circumstances, prohibit the Bank’s payment of dividends to ALTA.  Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  ALTA’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.  A failure to pay dividends may negatively affect your investment.

The Company’s business or the value of its common shares could be negatively affected as a result of actions by activist shareholders.

The Company values constructive input from shareholders. ALTA’s Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. Activist shareholders who disagree with the composition of the Board of Directors, ALTA’s strategic direction, or the way the Company is managed may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors and management. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of ALTA’s common shares.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

We conduct our business through our executive office, located in American Fork, Utah, and through our 25 full service retail branches in Utah, Salt Lake, Davis, Cache, Box Elder, and Washington Counties in Utah and in Preston, Idaho. We also have a mortgage banking center and an information technology and operations center located in Utah County. We own all of our facilities except for five branch properties, which are leased. We also sublease portions of three of our buildings to other tenants under short-term lease arrangements. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms, and none of the leases is with an affiliate. We believe that our facilities are in good condition and are adequate to meet our operating needs for the near future.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s shares trade on the Nasdaq Capital Market under the symbol “ALTA”. As of February 28, 2021, there were approximately 2,519 shareholders of record for the Company’s common shares.

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	Year Ended December 31,
	2020	2019
First quarter	$0.14	$0.11
Second quarter	0.14	0.12
Third quarter	0.13	0.13
Fourth quarter	0.15	0.13
Total	$0.56	$0.49

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Unregistered securities

The Company did not sell any unregistered securities during the year ended December 31, 2020.

Issuer or affiliated purchaser stock purchases

Neither the Company nor any affiliated purchaser (as defined in the Exchange Act) made any stock repurchases during the fourth quarter of 2020.  As of the date of this filing, the Company has not made any stock repurchase under the stock repurchase plan approved in November 2020 and previously disclosed in its 8-K filing dated November 20, 2020.

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

Item 6 – Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	As of December 31,
(Dollars in thousands except per share amounts)	2020	2019	2018	2017	2016
Selected Balance Sheet Information:
Cash and cash equivalents	$239,874	$211,981	$48,547	$51,027	$67,938
Investment securities	1,320,393	405,995	346,426	337,710	409,121
Total loans held for investment	1,695,496	1,680,918	1,678,902	1,627,444	1,119,877
Total assets	3,366,228	2,406,334	2,184,294	2,123,529	1,665,981
Total deposits	2,916,308	2,056,367	1,877,055	1,814,632	1,425,074
Shareholders’ equity	371,138	332,362	290,162	257,418	228,517
Average balances:
Average earning assets	2,735,568	2,174,010	2,046,388	1,700,790	1,521,594
Average assets	2,870,188	2,298,737	2,172,153	1,787,810	1,598,198
Average shareholders' equity	349,706	313,425	273,601	242,759	221,044

Book value per share	19.71	17.61	15.49	13.91	12.82
Tangible book value per share (1)	18.21	16.09	13.94	12.29	12.79
Non-performing assets to total assets	0.27%	0.37%	0.21%	0.18%	0.34%
Loans held for investment to deposits	58.14%	81.74%	89.44%	89.68%	78.58%

	Years Ended December 31,
(Dollars in thousands except per share amounts and footnotes)	2020	2019	2018	2017	2016
Summary Income Statement Information:
Interest income	$110,744	$119,049	$115,352	$83,980	$72,755
Interest expense	7,026	9,131	7,174	3,342	2,874
Net interest income	103,718	109,918	108,178	80,638	69,881
Provision for loan losses	2,750	7,000	8,625	2,750	900
Net interest income after provision for loan losses	100,968	102,918	99,553	77,888	68,981
Non-interest income	22,427	15,181	15,129	14,394	14,610
Non-interest expense	66,148	60,272	61,996	55,959	46,708
Income before income tax expense	57,247	57,827	52,686	36,323	36,883
Income tax expense	13,745	13,503	12,054	16,477	13,273
Net income	$43,502	$44,324	$40,632	$19,846	$23,610

Selected financial ratios:
Basic earnings per share	$2.31	$2.35	$2.18	$1.10	$1.33
Diluted earnings per share	2.29	2.33	2.14	1.08	1.30
Cash dividends per common share	0.56	0.49	0.41	0.34	0.29
Dividend ratio	24.24%	20.81%	18.84%	30.77%	21.77%
Net interest margin (2)	3.79%	5.06%	5.29%	4.74%	4.59%
Non-interest income to average assets	0.78%	0.66%	0.70%	0.81%	0.91%
Non-interest expense to average assets	2.30%	2.62%	2.85%	3.13%	2.92%
Efficiency ratio	52.44%	48.18%	50.28%	58.88%	55.28%
Return on average assets	1.52%	1.93%	1.87%	1.11%	1.48%
Return on average equity	12.44%	14.14%	14.85%	8.18%	10.68%
Net charge-offs (recoveries) to average loans	0.14%	0.05%	0.10%	0.09%	-0.02%
Capital Ratios:
Tier 1 leverage capital	10.47%	12.67%	12.27%	11.46%	13.71%
Total risk-based capital	19.17%	18.43%	16.36%	14.67%	20.19%
Average equity to average assets	12.18%	13.63%	12.60%	13.58%	13.83%
Tangible common equity to tangible assets (3)	10.27%	12.77%	12.11%	10.87%	13.69%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by common shares outstanding. Intangible assets were $28.2 million, $28.6 million, $29.1 million, $29.9 million, and $581,000 at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(2)	Net interest margin is defined as net interest income divided by average earning assets.
(3)	Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this annual report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors, that could cause our actual results to differ materially from our forward-looking statements in this annual report on Form 10-K:

•	the pendency, duration, and impact of the COVID-19 pandemic;
•	changes in general economic conditions, either nationally or in our local market;
•	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults in our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for credit losses;
•	risks associated with our growth and expansion strategy and related costs;
•	increased lending risks associated with our high concentration of real estate loans;
•	ability to successfully grow our business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	technological changes;
•	regulatory or judicial proceedings; and
•	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as required by law.

Overview

AltabancorpTM (“ALTA”) is the holding company for AltabankTM the (“Bank” and collectively with ALTA, the “Company”).  The Bank is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary clients are small- to medium-sized businesses that require highly personalized commercial banking products and services.  The Bank has 25 branch locations that have been serving communities in Utah and Southern Idaho for more than 100 years.

The primary source of funding for our asset growth has been the generation of core deposits, which we raised through acquisitions and our existing branch system.  Our recent loan growth is the result of mergers and acquisitions, as well as organic growth generated by our seasoned relationship managers and supporting associates who provide outstanding service and responsiveness to our clients.

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

Use of Estimates — The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances and the actual results may differ from these estimates under different assumptions. The allowance for credit losses, the valuation of real estate acquired through foreclosure, deferred income taxes, share-based compensation, and fair values of financial instruments are estimates, which are particularly subject to change.

Allowance for Credit losses — The Company recognizes there is risk of credit losses with financial instruments, including investments securities, loans, and unfunded loan commitments, where the Company advances funds to a counterparty.  The risk of credit losses varies with, among other things, the type of financial instrument, the creditworthiness and cash flows of the counterparty, any guarantees from government agencies, and the collateral, if any, used to secure the financial instrument.  The Company maintains an allowance for credit losses on financial instruments held in accordance with U.S. generally accepted accounting principles (“GAAP”).  The allowance for credit losses is maintained at a level sufficient to provide for current expected credit losses over the life of a financial instrument.  The Company begins its determination of credit losses by evaluating historical credit loss experience by financial instrument or loan segment.  Historical loss information may be adjusted based on specific risk characteristics by financial instrument or loan segment.  Such risk characteristics may include, but are not necessarily limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in national and local economic conditions and forecasts; changes in the nature and volume of the financial instrument and in the terms; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due status, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses.  We believe that the levels of ACL as of December 31, 2020 and 2019 were adequate to absorb current expected credit losses.

The allowance for credit losses is increased by charging provision for credit losses against income and reduced by charge-offs, net of recoveries.  The allowance for credit losses on funded loans and investment securities are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet. The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Balance Sheet.  In June 2016, Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL, which became effective for Banner on January 1, 2020. For additional information on CECL see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements.

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

Purchased credit-deteriorated (“PCD”) assets – PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination. PCD assets are recorded at fair value at the time of acquisitions.  Subsequently, the amount of expected credit losses as of the acquisition date is added to the purchase price of the PCD assets with an offsetting entry to ACL.  Any difference between the unpaid principal balance of the PCD assets and the amortized cost basis of the assets as of the acquisition date is the non-credit discount or premium. The initial ACL and non-credit discount or premium determined on a collective basis at that acquisition date will be allocated to the individual PCD assets.  To the extent that there is a change in the estimate of expected credit losses on PCD assets, the ACL will be increased or decreased with a corresponding entry to PCL.  The non-credit discount recorded at acquisition will be accreted into interest income over the remaining life of the PCD assets on a level-yield basis.

Purchased not credit deteriorated (“Non-PCD”) assets – Non-PCD assets are also recorded at fair value at the time of acquisition, including estimates of current expected credit losses.  However, the accounting guidance does not allow for expected credit losses as of the acquisition date to be added to the purchase price of Non-PCD assets with an offsetting entry to ACL.  Current expected credit losses for Non-PCD loans are to be set aside in ACL with an offsetting entry to PCL.  Expected credit losses included in the fair value of a Non-PCD loan are accreted into interest income over the remaining life of a Non-PCD loan on a level-yield basis.

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

Share-Based Compensation — We recognize share-based compensation expense in an amount equal to the fair value of all share-based payments, which consist of stock options and restricted stock units (“RSU”) granted to directors and associates. The fair value of each stock option is estimated on the date of grant and amortized over the service period using a Black-Scholes based option valuation model that requires the use of assumptions to estimate the grant date fair value. The estimates are based on assumptions of the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share-based payments is by nature inexact, and represents management’s best estimate of the grant date’s fair value of the share-based payments. RSUs are valued at the fair value of the common shares at the date of grant and amortized over the vesting period.

Impact of Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other fees on deposits, and mortgage banking income. Non-interest expense consists primarily of associate compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

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

	Years Ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$201,819	$475	0.24%	$149,452	$2,950	1.97%	$13,789	$246	1.78%
Securities: (1)
Taxable securities	795,000	13,739	1.73%	275,482	6,274	2.28%	249,032	4,958	1.99%
Non-taxable securities (2)	43,703	879	2.01%	63,074	1,198	1.90%	77,455	1,433	1.85%
Total securities	838,703	14,618	1.74%	338,556	7,472	2.21%	326,487	6,391	1.96%
Loans (3)
Real estate term	963,449	52,980	5.50%	910,396	54,302	5.96%	882,742	51,149	5.79%
Construction and land development	252,614	16,831	6.66%	302,735	23,889	7.89%	366,205	28,708	7.84%
Commercial and industrial	287,212	16,758	5.83%	287,358	19,746	6.87%	312,707	21,044	6.73%
Residential and home equity	177,069	8,168	4.61%	165,903	9,580	5.77%	120,396	6,621	5.50%
Consumer and other	11,874	828	6.97%	16,907	1,013	5.99%	18,755	976	5.21%
Total loans	1,692,218	95,565	5.65%	1,683,299	108,530	6.45%	1,700,805	108,498	6.38%

Non-marketable equity securities	2,828	86	3.04%	2,703	97	3.60%	5,307	217	4.09%
Total interest earning assets	2,735,568	110,744	4.05%	2,174,010	119,049	5.48%	2,046,388	115,352	5.64%
Allowance for credit losses	(42,226)			(27,675)			(21,429)
Non-interest earning assets	176,846			152,402			147,194
Total average assets	$2,870,188			$2,298,737			$2,172,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand and savings accounts	$961,761	2,512	0.26%	$814,635	3,790	0.47%	$740,563	2,406	0.32%
Money market accounts	436,475	2,191	0.50%	291,045	2,822	0.97%	233,770	1,382	0.59%
Certificates of deposit less than or equal to $250,000	126,932	1,395	1.10%	139,572	1,734	1.24%	151,272	1,416	0.94%
Certificates of deposit greater than $250,000	43,102	769	1.78%	38,057	721	1.89%	36,006	546	1.52%
Total interest bearing deposits	1,568,270	6,867	0.44%	1,283,309	9,067	0.71%	1,161,611	5,750	0.49%
Short-term borrowings	46,304	159	0.34%	2,420	64	2.63%	71,880	1,424	1.98%
Total interest bearing liabilities	1,614,574	7,026	0.44%	1,285,729	9,131	0.71%	1,233,491	7,174	0.58%
Non-interest bearing deposits	889,274			682,284			651,167
Total funding	2,503,848	7,026	0.28%	1,968,013	9,131	0.46%	1,884,658	7,174	0.38%
Other non-interest bearing liabilities	16,634			17,299			13,894
Shareholders’ equity	349,706			313,425			273,601
Total average liabilities and shareholders’ equity	$2,870,188			$2,298,737			$2,172,153
Net interest income		$103,718			$109,918			$108,178
Interest rate spread			3.61%			4.77%			5.06%
Net interest margin (4)			3.79%			5.06%			5.29%

(1)

Excludes average unrealized gains (losses) of $11.3 million, ($1.2) million, and ($6.3) million for the years ended December 31, 2020, 2019, and 2018, respectively, which are included in non-interest earning assets.

(2)

The average yield does not include the federal tax benefits at an assumed rate of 21% related to income earned on tax-exempt municipal securities totaling $293,000, $399,000, and $478,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

(3)	Loan interest income includes loan fees of $7.3 million, $6.6 million, and $6.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$775	$(3,250)	$(2,475)	$2,675	$29	$2,704
Taxable securities	9,301	(1,836)	7,465	559	757	1,316
Non-taxable securities	(386)	67	(319)	(272)	37	(235)
Total securities	8,915	(1,769)	7,146	287	794	1,081
Loans
Real estate term	3,059	(4,381)	(1,322)	1,627	1,526	3,153
Construction and land development	(3,638)	(3,420)	(7,058)	(5,007)	188	(4,819)
Commercial and industrial	(10)	(2,978)	(2,988)	(1,734)	436	(1,298)
Residential and home equity	612	(2,024)	(1,412)	2,613	346	2,959
Consumer and other	(333)	148	(185)	(102)	139	37
Total Loans	(310)	(12,655)	(12,965)	(2,603)	2,635	32

Non-marketable equity securities	4	(15)	(11)	(96)	(24)	(120)
Total interest income	9,384	(17,689)	(8,305)	263	3,434	3,697
Interest expense:
Demand and savings accounts	597	(1,875)	(1,278)	260	1,124	1,384
Money market accounts	1,064	(1,695)	(631)	398	1,042	1,440
Certificates of deposit less than or equal to $250,000	(149)	(190)	(339)	(117)	435	318
Certificates of deposit greater than $250,000	92	(44)	48	33	142	175
Short-term borrowings	196	(101)	95	(1,712)	352	(1,360)
Total interest expense	1,800	(3,905)	(2,105)	(1,138)	3,095	1,957
Net interest income	$7,584	$(13,784)	$(6,200)	$1,401	$339	$1,740

Net interest income decreased $6.2 million for the year ended December 31, 2020 compared with the same period in 2019. The decrease in net interest income was driven by a decrease in loan and investment securities yields, which were partially offset by lower cost of funds from interest-bearing deposits and short-term borrowings.

Net interest income increased $1.7 million for the year ended December 31, 2019 compared with the same period in 2018. The increase in net interest income was driven by an increase in interest earning deposits in other banks, and improved loan and investment securities yields, which were partially offset by higher cost of funds from interest-bearing deposits and lower short-term borrowings.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Interest income	$110,744	$119,049	$(8,305)	(7.0%)
Interest expense	7,026	9,131	2,105	23.1%
Net interest income	103,718	109,918	(6,200)	(5.6%)
Provision for credit losses	2,750	7,000	4,250	60.7%
Net interest income after provision for credit losses	100,968	102,918	(1,950)	(1.9%)
Non-interest income	22,427	15,181	7,246	47.7%
Non-interest expense	66,148	60,272	(5,876)	(9.7%)
Income before income tax expense	57,247	57,827	(580)	(1.0%)
Income tax expense	13,745	13,503	(242)	(1.8%)
Net income	$43,502	$44,324	$(822)	(1.9%)

Net Income. For the year ended December 31, 2020, net income was $43.5 million, or $2.29 per diluted common share, compared with $44.3 million, or $2.33 per diluted common share, for the same period a year earlier. This was attributable principally to a decrease in net interest income of $6.2 million, an increase in non-interest expense of $5.9 million, and an increase of $0.2 million in income tax expense. These negative effects to net income were partially offset by a $4.3 million decrease in provision for credit losses, and an increase of $7.2 million in non-interest income.

Net Interest Income and Net Interest Margin. For the year ended December 31, 2020, net interest income decreased $6.2 million, or 5.64%, to $104 million compared with $110 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 127 basis points to 3.79% for the same comparable periods.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $492 million, or 25.03%, for the same respective periods. Average interest earning assets increased $562 million, or 25.83%, to $2.74 billion for the same respective periods.  The percentage of average loans to total average interest earning assets decreased to 61.86% for the twelve months ended December 31, 2020 compared with 77.43% for the same period a year earlier.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb current expected credit losses in the loan portfolio.

The provision for credit losses for the year ended December 31, 2020, was $2.8 million compared with $7.0 million for the same period a year earlier as calculated under the prior incurred loss methodology.  For the twelve months ended December 31, 2020, the Company incurred net charge-offs of $2.4 million compared with net charge-offs of $0.8 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Mortgage banking	$12,725	$6,785	$5,940	87.5%
Card processing	3,605	3,242	363	11.2%
Service charges on deposit accounts	3,211	2,807	404	14.4%
Gain/(loss) on sale of investment securities	1,441	(4)	1,445	36125.0%
Other operating	1,445	2,351	(906)	(38.5%)
Total non-interest income	$22,427	$15,181	$7,246	47.7%

For the year ended December 31, 2020, noninterest income increased $7.2 million, or 47.7%, to $22.4 million compared with $15.2 million for the same period a year earlier.  The increase in noninterest income was primarily due to a $5.9 million, or 87.5%, increase in mortgage banking income and a $1.4 million gain on the sale of investment securities.  Total mortgage loans sold increased $120 million, or 54.0%, to $341 million for all of 2020 compared with the same period a year ago.

Non-interest expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2020	2019	(Worse)	(Worse)
Salaries and employee benefits	$42,963	$38,502	$(4,461)	(11.6%)
Occupancy, equipment and depreciation	4,846	6,034	1,188	19.7%
Data processing	7,061	3,902	(3,159)	(81.0%)
Marketing and advertising	1,646	1,828	182	10.0%
FDIC premiums	569	249	(320)	(128.5%)
Other	9,063	9,757	694	7.1%
Total non-interest expense	$66,148	$60,272	$(5,876)	(9.7%)

For the year ended 2020, noninterest expense was $66.1 million, compared with $60.3 million for the same period a year earlier.  For the twelve months ended December 31, 2020, the Company’s efficiency ratio was 52.44% compared with 48.18% for the same period a year ago. The increase in noninterest expense for the twelve months ended December 31, 2020 was primarily the result of higher salaries and associate benefits resulting primarily from higher incentive payments, particularly in the mortgage banking division.  In addition, the Company has incurred higher data processing expenses due to investments made in new technologies for the mortgage banking division; technology investments made in the commercial banking division, including costs for its cloud-based, commercial loan origination application (nCino), and automated processes for smaller ticket commercial loans (titled AltaexpressTM), costs for the implementation of a Salesforce CRM solution, costs for a new cloud-based, commercial client treasury management solution; and  costs for  a new cloud-based, construction budget, draw and inspection management solution for both commercial and consumer clients.  The Company expects to continue to make significant investments in new technologies to enhance the client experience and empower clients to transact more business on the Company’s mobile platform; to lower the overall costs of its operating platform; and to become more scalable as the Company aggressively evaluates acquisition opportunities.

Income Tax Expense. For the year ended December 31, 2020, income tax expense was $13.7 million, compared with $13.5 million for the same period a year earlier.  For the twelve months ended December 31, 2020, the effective tax rate was 24.01% compared with 23.35% for the same period a year ago.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Interest income	$119,049	$115,352	$3,697	3.2%
Interest expense	9,131	7,174	(1,957)	(27.3%)
Net interest income	109,918	108,178	1,740	1.6%
Provision for credit losses	7,000	8,625	1,625	18.8%
Net interest income after provision for credit losses	102,918	99,553	3,365	3.4%
Non-interest income	15,181	15,129	52	0.3%
Non-interest expense	60,272	61,996	1,724	2.8%
Income before income tax expense	57,827	52,686	5,141	9.8%
Income tax expense	13,503	12,054	(1,449)	(12.0%)
Net income	$44,324	$40,632	$3,692	9.1%

Net Income. For the year ended December 31, 2019, net income was $44.3 million, or $2.33 per diluted common share, compared with $40.6 million, or $2.14 per diluted common share, for the same period a year earlier. This was attributable principally to increases in net interest income of $1.7 million, a decline of $1.6 million in provision for credit loss, and a decline in non-interest expense. These increases to net income were partially offset by a $1.4 million increase in income tax expense.

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

Provision for Credit losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio.

The provision for credit losses for the year ended December 31, 2019, was $7.0 million compared with $8.6 million for the same period a year earlier. The decrease in provision for credit losses for all of 2019 is due primarily to a $0.9 million decrease in charge-offs and no loan growth year-over-year.  For the year ended December 31, 2019, the Company incurred net charge-offs of $0.8 million compared with net charge-offs of $1.7 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended
	December 31,		$ Better /	% Better /
(Dollars in thousands)	2019	2018	(Worse)	(Worse)
Mortgage banking	$6,785	$6,209	$576	9.3%
Card processing	3,242	3,097	145	4.7%
Service charges on deposit accounts	2,807	2,840	(33)	(1.2%)
Gain (loss) on sale of investment securities	(4)	336	(340)	101.2%
Other operating	2,351	2,647	(296)	(11.2%)
Total non-interest income	$15,181	$15,129	$52	0.3%

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

Financial Condition

Total assets grew $960 million, or 39.9%, to $3.4 billion at December 31, 2020 compared with $2.4 billion at December 31, 2019.  Loans held for investment remained flat at $1.7 billion at December 31, 2020, compared with December 31, 2019.  Total deposits increased $860 million, or 41.8%, to $2.9 billion at December 31, 2020 compared with $2.1 billion at December 31, 2019. The increase in total assets and deposits was a result of organic growth.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Loans held for sale	$14,152	$18,669	$10,267	$10,871	$20,826
Loans held for investment:
Commercial real estate loans:
Real estate term	1,021,880	948,073	891,131	784,148	582,029
Construction and land development	228,213	273,963	324,506	369,590	240,120
Total commercial real estate loans	1,250,093	1,222,036	1,215,637	1,153,738	822,149
Commercial and industrial	257,240	284,738	295,569	294,085	213,260
Consumer loans:
Residential and home equity	185,470	162,559	155,601	158,591	72,959
Consumer and other	8,948	16,036	16,621	25,591	15,678
Total consumer loans	194,418	178,595	172,222	184,182	88,637
Gross loans held for investment	1,701,751	1,685,369	1,683,428	1,632,005	1,124,046
Net deferred loan fees	(6,255)	(4,451)	(4,526)	(4,561)	(4,169)
Loans held for investment	1,695,496	1,680,918	1,678,902	1,627,444	1,119,877
Allowance for credit losses	(41,236)	(31,426)	(25,245)	(18,303)	(16,715)
Loans held for investment, net	$1,654,260	$1,649,492	$1,653,657	$1,609,141	$1,103,162

	December 31,
(Percentage of gross loans held for investment)	2020	2019	2018	2017	2016
Loans held for investment:
Commercial real estate loans:
Real estate term	60.1%	56.2%	52.9%	48.1%	51.7%
Construction and land development	13.4%	16.3%	19.3%	22.6%	21.4%
Total commercial real estate loans	73.5%	72.5%	72.2%	70.7%	73.1%
Commercial and industrial	15.1%	16.9%	17.6%	18.0%	19.0%
Consumer loans:
Residential and home equity	10.9%	9.6%	9.2%	9.7%	6.5%
Consumer and other	0.5%	1.0%	1.0%	1.6%	1.4%
Total consumer loans	11.4%	10.6%	10.2%	11.3%	7.9%
Gross loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

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

Contractual maturities as of December 31, 2020, are as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			After One
	One		But Within	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$46,778		$179,677	$795,425	$1,021,880	$193,264	$781,838
Construction and land development	177,095		28,515	22,603	228,213	6,797	44,321
Total commercial real estate loans	223,873		208,192	818,028	1,250,093	200,061	826,159
Commercial and industrial	67,931		160,635	28,674	257,240	139,436	49,873
Consumer loans:
Residential and home equity	13,742		26,592	145,136	185,470	60,521	111,207
Consumer and other	1,274		5,912	1,762	8,948	7,393	281
Total consumer loans	15,016		32,504	146,898	194,418	67,914	111,488
Gross loans held for investment	$306,820	(1)	$401,331	$993,600	$1,701,751	$407,411	$987,520	(1)

(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year is $1.29 billion or 76.1% of total loans at December 31, 2020.

Concentrations. As of December 31, 2020, our loan portfolio had a higher percentage of real estate loans than other loan products. As of that date, real estate related loans comprised 84.4% of gross loans held for investment, of which 60.1% are commercial real estate loans, 13.4% are construction and land development loans, and 10.9% are residential and home equity loans. Compared to the concentrations as of December 31, 2019, we experienced an increase in commercial real estate loans of 3.9%, a decrease in construction and land development loans of 2.9% and an increase in residential and home equity loans of 1.3%.  We require collateral on real estate lending arrangements and typically maintain loan-to-value ratios of no greater than 80%.  Within our real estate term portfolio, our largest concentration is in the category of office space representing $481 million or 29.1% of total gross loans held for investment.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled-debt restructured loans, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands, except footnotes)	2020	2019	2018	2017	2016
Non-accrual loans, not troubled-debt restructured
Real estate term	$150	$2,416	$309	$-	$2,386
Construction and land development	-	60	-	-	378
Commercial and industrial	922	1,550	347	223	1,211
Residential and home equity	254	45	-	-	142
Consumer and other	-	8	-	-	14
Total non-accrual, not troubled-debt restructured loans	1,326	4,079	656	223	4,131
Troubled-debt restructured loans non-accrual
Real estate term	6,421	2,393	1,449	-	808
Construction and land development	-	-	-	-	396
Commercial and industrial	1,272	658	150	-	-
Total troubled-debt restructured, non-accrual loans	7,693	3,051	1,599	-	1,204
Total non-accrual loans (1)	9,019	7,130	2,255	223	5,335
Accruing loans past due 90 days or more	45	3	17	1	22
Total non-performing loans (NPL)	9,064	7,133	2,272	224	5,357
OREO	-	-	-	994	245
Total non-performing assets (NPA)(2)	$9,064	$7,133	$2,272	$1,218	$5,602

Accruing troubled debt restructured loans	$2,774	$25,346	$5,912	$3,307	$5,572
Non-accrual troubled debt restructured loans	7,693	3,051	1,599	-	1,204
Total troubled debt restructured loans	$10,467	$28,397	$7,511	$3,307	$6,776
Selected ratios:
NPL to total loans held for investment, net	0.53%	0.43%	0.14%	0.01%	0.49%
NPA to total assets	0.27%	0.30%	0.10%	0.06%	0.34%

(1)

We estimate that approximately $403,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the year ended December 31, 2020 had such loans performed pursuant to contractual terms.

(2)	As of December 31, 2020, non-performing assets had not been reduced by U.S. government guarantees of $936,000.

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructured loan, or TDR, if we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession in either loan terms or below-market interest rate to the debtor that we would not otherwise consider. Total outstanding TDR loans were $10.5 million and $28.4 million as of December 31, 2020 and 2019, respectively. TDR loans that are designated as non-accrual were $7.7 million and $3.1 million as of December 31, 2020 and 2019, respectively.  Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. We record all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

	December 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$-	$-
Additions	416	-
Write-downs	-	-
Sales	(416)	-
Balance, end of period	$-	$-

Allowance for Credit Losses—Loans

The Company maintains an allowance for credit losses on loans based on its current expectation of credit losses over the life of its loan portfolio.  The Company estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The estimation of the allowance for credit losses involves a high degree of judgement, subjectivity of the assumptions used, and the potential for changes in economic conditions that could result in material changes in the amount of allowance for credit losses.

Historical loss information may be adjusted based on specific risk characteristics by individual loans or loan segments.  Such risk characteristics may include, but are not necessarily limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in national and local economic conditions  and forecasts; changes in the nature and volume of the financial instrument and in the terms; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due status, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses.

The allowance for credit losses is increased by charging provision for credit losses against income and reduced by charge-offs, net of recoveries.  The allowance for credit losses on funded loans are presented as a reduction to the respective asset balance on the Consolidated Balance Sheet.

Among the material estimates required to establish the allowance for credit losses for loans are: a reasonable and supportable forecast; a reasonable and supportable forecast period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of qualitative loss factors. All of these estimates are susceptible to significant change. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in the estimate of the allowance for credit losses.

The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for credit losses. The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective basis, which have similar risk characteristics, as well as allowances that are tied to individual loans that do not share risk characteristics.

The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses is calculated using life of loan historical losses adjusted for economic forecasts and current conditions.

Further, for loans evaluated collectively, management also considers qualitative and environmental factors for each loan category to adjust for differences between the historical periods used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio. In determining the aggregate adjustment needed management considers the financial condition of the borrowers, the nature and volume of the loans, the remaining terms and the extent of prepayments on the loans, the volume and severity of past due and classified loans as well as the value of the underlying collateral on loans in which the collateral dependent practical expedient has not been used. Management also considers the Company’s lending policies, the quality of the Company’s credit review system, the quality of the Company’s management and lending staff, and the regulatory and economic environments in the areas in which the Company’s lending activities are concentrated.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for impairment and are not included in the collective evaluation. Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Company determine that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. The Company measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date.

In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals, and modifications unless either management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The following table sets forth the activity in our ACL for the periods indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses:
Beginning balance	$31,426	$25,245	$18,303	$16,715	$15,557
Impact of adopting ASC 326	9,466	-	-	-	-
Loans charged off:
Real estate term	(154)	(118)	(294)	(350)	(17)
Construction and land development	(73)	(5)	(1)	-	-
Commercial and industrial	(3,096)	(2,644)	(2,801)	(1,098)	(1,511)
Residential and home equity	(2)	(19)	-	(359)	(6)
Consumer and other	(337)	(360)	(369)	(231)	(240)
Total	(3,662)	(3,146)	(3,465)	(2,038)	(1,774)
Recoveries:
Real estate term	69	24	142	219	621
Construction and land development	97	890	127	129	652
Commercial and industrial	820	1,152	1,250	271	441
Residential and home equity	31	38	84	151	92
Consumer and other	239	223	179	106	226
Total	1,256	2,327	1,782	876	2,032
Net loan (charge-offs) / recoveries	(2,406)	(819)	(1,683)	(1,162)	258
Provision for credit losses	2,750	7,000	8,625	2,750	900
Ending balance	$41,236	$31,426	$25,245	$18,303	$16,715
Gross loans held for investment	$1,701,751	$1,685,369	$1,683,428	$1,632,005	$1,124,046
Average loans	1,692,218	1,683,299	1,700,805	1,275,007	1,101,074
Non-performing loans	9,064	8,814	4,499	2,874	5,357
Selected ratios:
Net charge-offs (recoveries) to average loans	0.14%	0.05%	0.10%	0.09%	-0.02%
Provision for credit losses to average loans	0.16%	0.42%	0.51%	0.22%	0.08%
Allowance for credit losses to loans held for investment	2.43%	1.87%	1.50%	1.12%	1.49%

The decrease in ACL as a percentage of total loans in 2017 is attributable to the accounting related to loans purchased in the Utah branches of Banner Bank and the merger with Town & Country Bank. In accordance with GAAP for business combinations, the ACL originally associated with acquired loans are eliminated and the loans are recorded in loans held for investment at fair value, including an estimation of life of loan credit losses or credit mark.  The increase in ACL as a percentage of total loans in 2018 compared to 2017 is principally related to $0.5 million increase in charge-offs, the migration of $90.8 million of purchased loans into the general loan pool, and the increase in allowance for credit losses to loans held for investment.  The increase in ACL as a percentage of total loans in 2019 compared to 2018 is principally related to the migration of $78.8 million of purchased loans into the general loan pool, and a $5.3 million increase in specific reserves relating to loans individually evaluated for impairment.  The increase in ACL as a percentage of total loans in 2020 compared to 2019 is principally related to $9.5 million of reserves resulting from the adoption of ASC 326.

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

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate loans:
Real estate term	$20,627	$12,275	$9,968	$6,706	$6,770
Construction and land development	10,532	6,990	7,022	6,309	5,449
Total commercial real estate loans	31,159	19,265	16,990	13,015	12,219
Commercial and industrial	8,095	10,892	7,227	4,314	3,718
Consumer loans:
Residential and home equity	1,662	1,118	729	815	617
Consumer and other	320	151	299	159	161
Total consumer loans	1,982	1,269	1,028	974	778
Total	$41,236	$31,426	$25,245	$18,303	$16,715

Investments

The carrying value of our investment securities totaled $1.3 billion, $406.0 million, and $346.4 million as of December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we held no investment securities from any issuer that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2020	2019	2018
Available for sale securities:
U.S. Government agencies	$13,205	$21,190	$48,366
Municipal securities	37,287	56,912	10,268
Mortgage-backed securities	1,265,026	323,108	217,757
Corporate securities	4,875	4,785	4,573
Total	1,320,393	405,995	280,964
Held to maturity securities:
Municipal securities	-	-	65,462
Total investment securities	$1,320,393	$405,995	$346,426

The following table shows the amortized cost for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment securities maturities at amortized cost as of December 31, 2020:

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$5,023	2.13%	$7,821	2.29%	$-	0.00%	$-	0.00%	$12,844	2.23%
Municipal securities	7,958	1.72%	15,482	1.97%	12,570	2.23%	-	0.00%	36,010	2.01%
Mortgage-backed securities	-	0.00%	4,500	1.58%	19,528	1.92%	1,223,554	1.38%	1,247,582	1.39%
Other securities	-	0.00%	2,000	1.22%	3,000	0.71%	-	0.00%	5,000	0.91%
Total investment securities	$12,981	1.88%	$29,803	1.94%	$35,098	1.92%	$1,223,554	1.38%	$1,301,436	1.42%

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

We evaluate securities for current expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Deposits

Total deposits were $2.92 billion, $2.06 billion, and $1.88 billion as of December 31, 2020, 2019, and 2018, respectively. The increase in total deposits was the result of organic growth. Non-interest bearing demand deposits increased to $1.04 billion, or 35.7% of total deposits as of December 31, 2020, from $719.4 million, or 35.0% of total deposits as of December 31, 2019, and $642.6 million or 34.2% as of December 31, 2018. Interest bearing deposits are comprised of money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$889,274	0.00%	$682,284	0.00%	$651,167	0.00%
Interest bearing deposits:
Interest bearing demand and savings	961,761	0.26%	814,635	0.47%	740,563	0.32%
Money market	436,475	0.50%	291,045	0.97%	233,770	0.59%
Certificates of deposit less than or equal to $250,000	126,932	1.10%	139,572	1.24%	151,272	0.94%
Certificates of deposit greater than $250,000	43,102	1.78%	38,057	1.89%	36,006	1.52%
Total interest bearing deposits	1,568,270	0.44%	1,283,309	0.71%	1,161,611	0.49%
Total average deposits	$2,457,544	0.28%	$1,965,593	0.46%	$1,812,778	0.38%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average rate for interest bearing deposits has decreased from 0.71% in 2019 to 0.44% in 2020.

Shareholders’ Equity

As of December 31, 2020, our shareholders’ equity totaled $371 million, an increase of $38.8 million, or 11.7%, since December 31, 2019. The increase in shareholders’ equity for the year ended December 31, 2020 resulted primarily from net income of $43.5 million for the year ended December 31, 2020, stock based compensation of $1.4 million, stock options exercised of $0.4 million, partially offset by stock repurchased of $2.1 million and dividends paid of $10.5 million.

Dividends declared during 2020 represented a dividend payout ratio of 24.2% of net income for the year ended December 31, 2020.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

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

The following table sets forth our capital ratios.

	Basel III	ALTA
	Regulatory	Actual as of	Actual as of
	Well Capitalized	December 31,	December 31,
	Requirement	2020	2019
CET1 risk-based capital ratio	6.50%	17.91%	17.18%
Tier 1 risk-based capital	8.00%	17.91%	17.18%
Total risk-based capital	10.00%	19.17%	18.43%
Tier 1 leverage capital ratio	5.00%	10.47%	12.67%

AltabancorpTM and AltabankTM met the definition of a “well-capitalized” institution as of December 31, 2020 and 2019 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth our off-balance sheet lending commitments as of December 31, 2020:

		Amount of Commitment Expiration Per Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$656,914	$369,536	$138,088	$29,084	$120,206
Standby letters of credit	26,036	26,036	-	-	-
Credit cards	29,111	29,111	-	-	-
Total	$712,061	$424,683	$138,088	$29,084	$120,206

Contractual Obligations

The following table sets forth our significant contractual obligations as of December 31, 2020:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$164,253	$84,714	$51,177	$24,458	$3,904
Deposits without stated maturity	2,752,055	2,752,055	-	-	-
Operating leases	1,836	712	1,052	72	-
Short-term borrowings	64,554	64,554	-	-	-
Total	$2,982,698	$2,902,035	$52,229	$24,530	$3,904

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at December 31, 2020:

	Total	Current		Remaining	Value of
	Credit Line	Credit Line	Amount	Credit Line	Collateral
(Dollars in thousands)	Limit	Available	Outstanding	Available	Pledged
Federal Reserve	$544,570	$544,570	$-	$544,570	$550,332
Federal Reserve PPPLF	64,554	64,554	64,554	-	64,554
Federal Funds	25,000	25,000	-	25,000	-
Federal Home Loan Bank	866,831	866,831	-	866,831	1,149,715
	$1,500,955	$1,500,955	$64,554	$1,436,401	$1,764,601

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  As of December 31, 2020, we had $632 million in cash and unencumbered investment securities; $928 million in investment securities and $852 million in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

We had $64.6 million outstanding in short-term borrowings under the PPPLF borrowings from the Federal Reserve credit lines described in the above table as of December 31, 2020.  On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities.  Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation.

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans, and purchases and sales of investment securities. As of December 31, 2020, we had outstanding loan and credit card commitments of $686.0 million and outstanding letters of credit of $29.1 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2020, 2019, and 2018, deposits increased $860 million, $179 million, and $62 million, respectively.

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

Our Asset Liability Management Committee (“ALCO”), which is comprised of executive officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.  The Board of Directors provides detailed oversight of market risk through the Enterprise Risk Oversight Committee (“EROC”).

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

Our sensitivity of net interest income as of December 31, 2020, was as follows:

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change from
(Dollars in thousands)	Interest	Change	Margin	Base (in
Interest Rate Scenario	Income (1)	from Base	Percent (1)	basis points)
Up 300 basis points	$107,712	8.60%	3.60%	0.48%
Up 200 basis points	104,990	5.86%	3.43%	0.31%
Up 100 basis points	102,121	2.96%	3.26%	0.14%
BASE	99,182	0.00%	3.12%	0.00%
Down 100 basis points	97,288	(1.91)%	3.06%	(0.06)%
Down 200 basis points	95,735	(3.48)%	3.02%	(0.10)%
(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a Federal Home Loan Bank (“FHLB”) index for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin.

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

Our gap analysis as of December 31, 2020 was as follows:

	Amounts Maturing or Re-pricing in
		Over Three	Over One
	Three	Months to	Year to	Over
	Months or	Twelve	Three	Three	Non-
(Dollars in thousands)	Less	Months	Years	Years	Sensitive	Total
Interest bearing assets:
Interest bearing deposits	$197,769	$-	$-	$-	$-	$197,769
Federal funds sold	2,793	-	-	-	-	2,793
Investment securities	8,124	11,406	84,616	1,216,247	-	1,320,393
Loans	299,334	180,865	428,461	791,969	9,019	1,709,648
Total interest earning assets	508,020	192,271	513,077	2,008,216	9,019	3,230,603
Interest bearing liabilities:
Interest bearing demand and savings	1,095,201	-	-	-	-	1,095,201
Money market	617,010	-	-	-	-	617,010
Certificates of deposit less than or equal to $250,000	28,993	37,979	34,143	19,214	-	120,329
Certificates of deposit greater than $250,000	4,479	15,739	14,606	9,100	-	43,924
Short-term borrowings	64,554	-	-	-	-	64,554
Total interest bearing liabilities	1,810,237	53,718	48,749	28,314	-	1,941,018
Period gap	$(1,302,217)	$138,553	$464,328	$1,979,902	$9,019	$1,289,585

Cumulative interest earning assets	$508,020	$700,291	$1,213,368	$3,221,584	$3,230,603
Cumulative interest bearing liabilities	1,810,237	1,863,955	1,912,704	1,941,018	1,941,018
Cumulative gap	(1,302,217)	(1,163,664)	(699,336)	1,280,566	1,289,585
Cumulative interest earning assets to cumulative interest bearing liabilities	28.06%	37.57%	63.44%	165.97%	166.44%
Cumulative gap as a percent of:
Total assets	(38.68)%	(34.57)%	(20.78)%	38.04%	38.31%
Interest earning assets	(256.33)%	(166.17)%	(57.64)%	39.75%	39.92%

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

Item 8. Financial Statements and Supplemental Data

Audited consolidated financial statements and related documents required by this item are included in the Annual Report on Form 10-K on the pages indicated:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Altabancorp

Altabancorp management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange act of 1934, as amended.  The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2020.

Moss Adams LLP, the independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2020, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2020 that appears on page 70.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Altabancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Altabancorp (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in accordance with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - CECL Adoption, Reasonable and Supportable Forecasts and Qualitative Factors

As described in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13, Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326), as of January 1, 2020, using the modified retrospective method of adoption. Topic 326 requires the measurement of the current expected credit losses (“CECL”) for financial assets, including the Company’s loan portfolio, held at the reporting date. Accordingly, the Company recorded a decrease to retained earnings of $6,680,000, net of taxes of $3,575,000, as of January 1, 2020, for the cumulative effect of adopting Topic 326. As further described in Notes 1 and 3, the Company’s allowance for credit losses for loans was $41,236,000 as of December 31, 2020, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at both the date of adoption and the balance sheet date.

We identified management’s adoption of Topic 326, and the reasonable and supportable forecasts, including the estimate of qualitative factors, as a critical audit matter. In estimating the allowance for credit losses on loans, the Company utilizes relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant credit quality indicators for each loan pool, and estimates losses for each loan pool based upon their nature, historical experience, and risk profile. Estimation of the lifetime expected credit losses for loans requires significant management judgment, particularly as it relates to forward-looking information through the use of qualitative factors applied over the forecasted life of the loans. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design, implementation, and operating effectiveness of controls relating to management’s adoption of Topic 326 and the calculation of the allowance for credit losses on loans, including controls over the selection and evaluation of the qualitative factors selected by the Company, model development, selection and application of new accounting policies, and disclosures.

•

Evaluating the reasonableness and appropriateness of the methodology and assumptions used in the estimate of the allowance for credit losses for loans, and testing the calculation itself, including completeness and accuracy of the data used in the calculation and loan pools, application of the qualitative factors determined by management and used in the calculation, and mathematical accuracy of the allowance for credit losses balance.

•

Evaluating the reasonableness of management’s assumptions used to support the estimate, including forecasted economic conditions expected to exist over the expected lives of financial assets, as compared to underlying internal or external source information.

•

Evaluating trends in qualitative factors to ensure directional consistency with significant economic factors identified by management as being indicative of potential credit risk within the loan portfolio.

•	Evaluating the overall reasonableness of assumptions used by management considering current and historical trends identified within peer groups.
•	Evaluating the accuracy and completeness of the Company’s disclosures in accordance with Topic 326.

/s/ Moss Adams LLP

Spokane, Washington

March 15, 2021

We have served as the Company’s auditor since 2018.

ALTABANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$39,312	$38,987
Interest-bearing deposits	197,769	171,955
Federal funds sold	2,793	1,039
Total cash and cash equivalents	239,874	211,981
Investment securities available for sale, at fair value	1,320,393	405,995
Non-marketable equity securities	2,890	2,623
Loans held for sale	14,152	18,669
Loans:
Loans held for investment	1,695,496	1,680,918
Allowance for credit losses	(41,236)	(31,426)
Total loans held for investment, net	1,654,260	1,649,492
Premises and equipment, net	37,380	39,474
Goodwill	25,673	25,673
Bank-owned life insurance (BOLI)	42,720	27,037
Deferred income tax assets, net	7,389	9,716
Accrued interest receivable	11,336	7,904
Other intangibles	2,528	2,970
Other real estate owned	-	-
Other assets	7,633	4,800
Total assets	$3,366,228	$2,406,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$1,039,844	$719,410
Interest bearing deposits	1,876,464	1,336,957
Total deposits	2,916,308	2,056,367
Short-term borrowings	64,554	-
Accrued interest payable	616	546
Other liabilities	13,612	17,059
Total liabilities	2,995,090	2,073,972
Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized, no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,828,522 and 18,870,498 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	188	189
Additional paid-in capital	87,574	87,913
Retained earnings	269,157	242,878
Accumulated other comprehensive income	14,219	1,382
Total shareholders’ equity	371,138	332,362
Total liabilities and shareholders’ equity	$3,366,228	$2,406,334

See accompanying notes to the consolidated financial statements.

ALTABANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018
Interest income
Interest and fees on loans	$95,565	$108,530	$108,498
Interest and dividends on investments	15,179	10,519	6,854
Total interest income	110,744	119,049	115,352
Interest expense	7,026	9,131	7,174
Net interest income	103,718	109,918	108,178
Provision for credit losses	2,750	7,000	8,625
Net interest income after provision for credit losses	100,968	102,918	99,553
Non-interest income
Mortgage banking	12,725	6,785	6,209
Card processing	3,605	3,242	3,097
Service charges on deposit accounts	3,211	2,807	2,840
Net gains/(losses) on sale of investment securities	1,441	(4)	336
Other operating	1,445	2,351	2,647
Total non-interest income	22,427	15,181	15,129
Non-interest expense
Salaries and employee benefits	42,963	38,502	39,902
Occupancy, equipment and depreciation	4,846	6,034	6,010
Data processing	7,061	4,476	3,515
Marketing and advertising	1,646	1,828	1,288
FDIC premiums	569	249	1,019
Acquisition-related costs	-	-	232
Other	9,063	9,183	10,030
Total non-interest expense	66,148	60,272	61,996
Income before income tax expense	57,247	57,827	52,686
Income tax expense	13,745	13,503	12,054
Net income	$43,502	$44,324	$40,632
Earnings per common share:
Basic	$2.31	$2.35	$2.18
Diluted	$2.29	$2.33	$2.14
Weighted average common shares outstanding:
Basic	18,821,361	18,822,103	18,679,165
Diluted	18,965,624	19,017,047	18,982,521

See accompanying notes to the consolidated financial statements.

ALTABANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$43,502	$44,324	$40,632
Other comprehensive income
Unrealized holding gains/(losses) on securities available for sale	18,557	7,320	(2,342)
Reclassification adjustment for (gains)/losses on available for sale securities	(1,441)	4	(336)
Net unrealized holding gains/(losses) on securities available for sale	17,116	7,324	(2,678)

Income tax (expense)/income	(4,279)	(1,830)	669
Other comprehensive income/(loss), net of tax	12,837	5,494	(2,009)
Total comprehensive income	$56,339	$49,818	$38,623

See accompanying notes to the consolidated financial statements.

ALTABANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2020

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance as of January 1, 2018	18,511,797	$185	$84,532	$174,804	$(2,103)	$257,418
Net income	-	-	-	40,632	-	40,632
Other comprehensive loss, net of tax	-	-	-	-	(2,009)	(2,009)
Cash dividends declared ($0.41 per share)	-	-	-	(7,657)	-	(7,657)
Share-based compensation	-	-	891	-	-	891
Exercise of share options and vested restricted share units	217,026	2	885	-	-	887
Balance as of December 31, 2018	18,728,823	$187	$86,308	$207,779	$(4,112)	$290,162
Net income	-	-	-	44,324	-	44,324
Other comprehensive income	-	-	-	-	5,494	5,494
Cash dividends declared ($0.49 per share)	-	-	-	(9,225)	-	(9,225)
Share-based compensation	-	-	1,011	-	-	1,011
Exercise of share options and vested restricted share units	141,675	2	594	-	-	596
Balance as of December 31, 2019	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Net income	-	-	-	43,502	-	43,502
Other comprehensive income	-	-	-	-	12,837	12,837
Cash dividends declared ($0.56 per share)	-	-	-	(10,543)	-	(10,543)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	1,389	-	-	1,389
Exercise of share options and vested restricted share units	78,930	-	411	-	-	411
Balance as of December 31, 2020	18,828,522	$188	$87,574	$269,157	$14,219	$371,138

See accompanying notes to the consolidated financial statements.

ALTABANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$43,502	$44,324	$40,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,750	7,000	8,625
Depreciation and amortization	3,649	3,396	3,281
Loss on sale of other real estate owned	(63)	-	-
Decrease/(increase) in deferred income taxes, net	163	(34)	(2,017)
Net amortization of securities premiums and discounts	7,102	2,363	2,628
(Gains) Losses on sale of securities available for sale	(1,441)	4	(336)
Share-based compensation	1,389	1,011	891
Increase in cash surrender value of BOLI	(842)	(604)	(617)
Gain on sale of loans held for sale, net of capitalized servicing rights	(10,241)	(4,529)	(3,925)
Originations of loans held for sale	(336,694)	(229,987)	(211,577)
Proceeds from sale of loans held for sale	351,452	226,114	216,106
Net changes in:
Accrued interest receivable	(3,432)	378	(688)
Other assets	(3,166)	6,735	(839)
Accrued interest payable	70	63	130
Other liabilities	(2,780)	(1,470)	5,468
Net cash provided by operating activities	51,418	54,764	57,762
Cash flows from investing activities:
Net cash used in acquisition-related activities	-	-	232
Net change in loans held for investment	(15,940)	(2,835)	(55,716)
Purchase of available for sale securities	(1,257,622)	(152,054)	(66,262)
Maturities/sales of available for sale securities	354,679	96,072	44,146
Maturities of held to maturity securities	-	1,370	8,430
Purchase of bank-owned life insurance	(14,841)	-	(2,250)
Purchase of premises and equipment	(2,294)	(6,791)	(10,171)
Proceeds from sale of assets	58	2,297	783
Proceeds from sale of other real estate owned, net of improvements	479	-	3,758
Purchase of non-marketable equity securities	(267)	(4,032)	(25,955)
Proceeds from sale of non-marketable equity securities	-	3,960	27,110
Net cash used in investing activities	(935,748)	(62,013)	(75,895)
Cash flows from financing activities:
Net increase in deposits	859,941	179,312	62,423
Exercise of share options	411	596	887
Net change in short-term borrowings	64,554	-	(40,000)
Net cash used in share repurchase program	(2,140)	-	-
Cash dividends paid	(10,543)	(9,225)	(7,657)
Net cash provided by financing activities	912,223	170,683	15,653
Net change in cash and cash equivalents	27,893	163,434	(2,480)
Cash and cash equivalents, beginning of year	211,981	48,547	51,027
Cash and cash equivalents, end of year	$239,874	$211,981	$48,547
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,956	$9,068	$7,043
Income taxes paid	$16,055	$12,560	$13,830
Supplemental disclosures of non-cash transactions:
Reclassifications from loans to other real estate owned	$416	$-	$3,320
Unrealized gains/(losses) on securities available for sale	$17,116	$7,324	$(2,678)
Measurement period adjustment to goodwill	$-	$-	$(335)

See accompanying notes to the consolidated financial statements

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — AltabancorpTM (“ALTA”) is a Utah corporation headquartered in American Fork, Utah and is the bank holding company for AltabankTM (the “Bank” and together with ALTA, the “Company”).  The Company operates all business activities through the Bank, which was organized in 1913.  AltabankTM is a Utah state-chartered bank.  AltabankTM operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). AltabankTM is not a member of the Federal Reserve System; however, Altabancorp operates as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of AltabankTM. Both AltabancorpTM and AltabankTM are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers AltabankTM to be its sole operating segment.

AltabankTM is a community bank that provides highly personalized retail and commercial banking products and services to small- to medium-sized businesses and to individuals.  Products and services are offered primarily through 25 retail branches located throughout Utah and southern Idaho.  AltabankTM offers a full range of short-term to long-term commercial, personal and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. AltabankTM also offers mortgage loans secured by personal residences. AltabankTM offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. AltabankTM solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The consolidated financial statements of the Company include the accounts of ALTA together with the Bank. All intercompany transactions and balances have been eliminated.

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

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  There was no impact on net income or retained earnings as a result of any reclassification.

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

ALTABANCORP AND SUBSIDIARIES

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

Investment securities — Investment securities are classified as held to maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available for sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held to maturity are carried at cost, net of the allowance for credit losses - securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as available for sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income. Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.

FASB ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for Sale Debt Securities - Describes the accounting for expected credit losses associated with available for sale debt securities. Credit losses for available for sale debt securities are evaluated as of each reporting date when the fair value is less than amortized cost. FASB ASC Subtopic 326-30 requires credit losses to be calculated individually, rather than collectively, using a discounted cash flow method, through which the Company’s management (“Management”) compares the present value of expected cash flows with the amortized cost basis of the security. An ACL is established, with a charge to the PCL, to reflect the credit loss component of the decline in fair value below amortized cost. If the fair value of the security increases over time, any ACL that has not been written off may be reversed through a credit to the PCL. The ACL for an available for sale debt security is limited by the amount that the fair value is less than the amortized cost, which is referred to as the fair value floor.

If the Company intends to sell an available for sale debt security or will more likely than not be required to sell the security before recovery of the amortized cost basis, the security's ACL should be written off and the amortized cost basis of the security should be written down to its fair value at the reporting date with any incremental impairment reported in income.  A change during the reporting period in the non-credit component of any decline in fair value below amortized cost on an available for sale debt security is reported in AOCI, net of applicable income taxes.

The Company has excluded accrued interest receivable from the amortized cost of the debt securities and from the calculation of current expected credit losses.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Each reporting period, Management reviews all debt securities available for sale.  If the debt securities are guaranteed by a Federal government agency or Federal government sponsored agency, Management believes that any change in the fair value of such securities is only related to changes in interest rates and no ACL will be recorded.  Management reviews the remaining debt securities by evaluating the credit rating provided by NRSRO.  If the NRSRO credit rating is investment grade rated or higher, Management believes that any change in the fair value of such securities is related to changes in interest rates and no ACL will be recorded.  If any remaining debt securities either have a NRSRO credit rating that is below investment grade or is unrated, Management will determine if an ACL should be recorded by comparing the net present value of expected cash flows with the amortized cost basis of the security with any difference recorded to ACL.

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

Loans held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.  The Company has excluded accrued interest receivable from the amortized cost of loans held for investment and from the calculation of current expected credit losses.

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

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Troubled debt restructuring – Expected credit losses on financial assets modified in troubled debt restructurings (“TDRs”) are estimated under the same CECL methodology that is applied to other financial assets measured at amortized cost. Expected credit losses can be evaluated either on a collective basis or on an individual basis if a TDR does not share similar risk characteristics with other financial assets.

FASB ASC Topic 326 allows an institution to use any appropriate loss estimation method to estimate ACLs for TDRs. However, there are circumstances when specific measurement methods are required. If a TDR is collateral-dependent, the ACL is estimated using the fair value of collateral.

In addition, the expected effect of the modification (e.g. term extension or interest rate concession) will be included in the estimate of the ACLs. Management will determine, support, and document how the Company identifies and estimates the effect of a reasonably expected TDR and how the Company estimates the related ACL. The Company may include the estimated effect of reasonably expected TDRs in its qualitative factor adjustments.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and the Consolidated Appropriations Act 2021 (the CAA) provided guidance around the modification of loans as a result of the COVID-19 pandemic, including, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) involve a loan that was not more than 30 days past due as of December 31, 2019; and (3) occur between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) December 31, 2020. The CAA extended the relief offered under the CARES Act related to TDRs as a result of COVID-19 through the earlier of January 1, 2022 or 60 days after the end of the national emergency declared by the President.

As a result, the Company has not recognized eligible CARES Act loan modifications as TDRs. Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of loan modification resulting from the economic effects of the COVID-19 pandemic. Modifications include deferral of payments and interest only periods. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, loans are generally re-amortized with an extended maturity date in order to keep the monthly payment similar to before the COVID deferral occurred.

Purchased credit-deteriorated assets - ASC Topic 326 introduces the concept of purchased credit-deteriorated (PCD) assets. PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination.

PCD assets are recorded at fair value at the time of acquisitions.  Subsequently, the amount of expected credit losses as of the acquisition date is added to the carrying value of the PCD assets with an offsetting entry to ACL.  Any difference between the unpaid principal balance of the PCD assets and the amortized cost basis of the assets as of the acquisition date is the non-credit discount or premium. The initial ACL and non-credit discount or premium determined on a collective basis at that acquisition date will be allocated to the individual PCD assets.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

To the extent that Management changes the Company’s estimate of expected credit losses on PCD assets, the Company’s ACL will be increased or decreased with a corresponding entry to PCL.  The non-credit discount recorded at acquisition will be accreted into interest income over the remaining life of the PCD assets on a level-yield basis.

Purchased assets not credit deteriorated - ASC Topic 326 provides guidance regarding purchased assets that are not credit deteriorated (“Non-PCD”).  Non-PCD assets are also recorded at fair value at the time of acquisition, including estimates of current expected credit losses.  However, ASB ASC Topic 326 does not allow for expected credit losses as of the acquisition date to be added to the purchase price of Non-PCD assets with an offsetting entry to ACL.  Current expected credit losses for Non-PCD loans are to be set aside in ACL with an offsetting entry to PCL.  Expected credit losses included in the fair value of a Non-PCD loan are accreted into interest income over the remaining life of a Non-PCD loan on a level-yield basis.

Allowance for credit losses – Loans – On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU significantly changed the accounting for credit loss measurement on loans and debt securities. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The ACL is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increase or decrease of expected credit losses that have taken place during the period.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

For loans and held to maturity debt securities, the ASU requires a current expected credit loss (“CECL”) measurement to estimate the ACL for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The ASU eliminated the existing guidance for Purchased Credit Impaired (“PCI”) loans but requires an allowance for purchased financial assets with more than an insignificant deterioration since origination, otherwise known as purchase credit deteriorated (“PCD”) assets. In addition, the ASU modified the other-than-temporary impairment model for available for sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on an improvement in credit.

Both the Financial Accounting Standards Board (“FASB”) and the Federal Financial Institution Regulatory Agencies, along with the Securities and Exchange Commission, confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses.  The FASB noted, “There is no expectation that a less complex entity should have to implement a sophisticated model to satisfy the requirements of Update 2016-13. If an entity is using a loss rate-based method today, that entity may be able to continue with a comparable method, including the WARM method. However, compared with the method it uses today to estimate incurred losses, the entity’s assumptions and inputs will need to change to arrive at an estimate for expected credit losses that contemplates the contractual term of the financial assets adjusted for prepayments as well as reasonable and supportable forecasts.”

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Given the size of the organization, the Company has developed a CECL reserve model that uses the weighted average remaining maturity (“WARM”) methodology, adjusting for prepayments. The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan.  The Company uses relevant available information about past events (e.g., historical losses) current conditions, and reasonable and supportable forecasts about future conditions.  Historical losses serve as the starting point to estimate expected credit losses.  The Company determined to use a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses.  The Company determined a representative period for a full credit cycle would be from 2008 to 2018 (ten-year credit cycle).  The Company has collected historical loss information on its own loan portfolio as well as peer group information by seventeen loan segments over this time horizon.  The Company calculated the WARM for seventeen loan segments by using its Asset/Liability Management (“ALM”) models, which has been certified by independent specialists.

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

The Company evaluates macroeconomic information as well as internal trends in credit performance on our loan portfolio to assist in determining current conditions and its economic forecast.  The Company uses qualitative factors as defined by the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”).  The Interagency Policy Statement clearly defines how to appropriately utilize qualitative factors as follows:

“After determining the appropriate historical loss rate for each group of loans with similar risk characteristics, management should consider those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience. Institutions typically reflect the overall effect of these factors on a loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. Alternatively, the effect of these factors may be reflected through separate standalone adjustments within the FAS 5 [superseded by ASC Topic 326] component of the ALLL. Both methods are consistent with GAAP provided the adjustments for qualitative or environmental factors are reasonably and consistently determined, are adequately documented, and represent estimated credit losses. For each group of loans, an institution should apply its adjusted historical loss rate, or its historical loss rate and separate standalone adjustments, to the recorded investment in the group when determining its estimated credit losses.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 —Summary of Significant Accounting Policies – Continued

Management must exercise significant judgment when evaluating the effect of qualitative factors on the amount of the ALLL because data may not be reasonably available or directly applicable for management to determine the precise impact of a factor on the collectability of the institution’s loan portfolio as of the evaluation date. Accordingly, institutions should support adjustments to historical loss rates and explain how the adjustments reflect current information, events, circumstances, and conditions in the loss measurements. Management should maintain reasonable documentation to support which factors affected the analysis and the impact of those factors on the loss measurement. Support and documentation include descriptions of each factor, management’s analysis of how each factor has changed over time, which loan groups’ loss rates have been adjusted, the amount by which loss estimates have been adjusted for changes in conditions, an explanation of how management estimated the impact, and other available data that supports the reasonableness of the adjustments. Examples of underlying supporting evidence could include, but are not limited to, relevant articles from newspapers and other publications that describe economic events affecting a particular geographic area, economic reports and data, and notes from discussions with borrowers.”

The Company considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, as defined in the Interagency Guidance, including but not limited to:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

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

ALTABANCORP AND SUBSIDIARIES

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

ALTABANCORP AND SUBSIDIARIES

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

Allowance for Credit Losses - unfunded loan commitments — An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb current expected credit losses associated with the contractual life of the Banks’ commitments to lend funds under existing agreements such as letters or lines of credit. The Banks use a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in non-interest expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated statements of financial condition.

ALTABANCORP AND SUBSIDIARIES

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

Earnings per common share have been computed based on the following:

	Year ended December 31,
(Dollars in thousands, except share and share data)	2020	2019	2018
Numerator
Net income	$43,502	$44,324	$40,632
Denominator
Weighted-average number of common shares outstanding	18,821,361	18,822,103	18,679,165
Incremental shares assumed for stock options and RSUs	144,263	194,944	303,356
Weighted-average number of dilutive shares outstanding	18,965,624	19,017,047	18,982,521
Basic earnings per common share	$2.31	$2.35	$2.18
Diluted earnings per common share	$2.29	$2.33	$2.14

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

Advertising costs — Advertising costs are expensed when incurred and totaled $1.6 million in 2020, $1.8 million in 2019, and $1.3 million in 2018.

Impact of Recent Authoritative Accounting Guidance — The Accounting Standards Codification™ (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard updates (“ASU”) to its ASC.  Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

ALTABANCORP AND SUBSIDIARIES

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

The following table illustrates the impact of the adoption of ASC 326:

	January 1, 2020
(Dollars in thousands)	Reported Under ASC 326	Reported Pre Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses:
Commercial real estate loans:
Real estate term	$12,683	$12,275	$408
Construction and land development	13,393	6,990	6,403
Total commercial real estate	26,076	19,265	6,811
Commercial and industrial	11,541	10,892	649
Consumer loans:
Residential and home equity	2,635	1,118	1,517
Consumer and other	640	151	489
Total consumer	3,275	1,269	2,006
Total allowance for credit losses on loans	$40,892	$31,426	$9,466
Liabilities and shareholders' equity:
Allowance for credit losses - unfunded loan commitments	1,669	880	789
Shareholders' equity	325,682	332,362	(6,680)

The Company expects greater volatility in its earnings after adoption due to the nature and time horizon used to calculate CECL. In addition, the Company expects a potential negative impact to credit availability and reduced loan terms to borrowers as this ASU is adopted by financial institutions. Lastly, the Company expects a lack of comparability with financial performance to many of its peers as it adopts this ASU, due to delayed adoption for public companies with total assets similar in size to the Company and the recent option to delay implementation.

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2020 for disclosure in the consolidated financial statements.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities

Amortized cost and approximate fair values of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
		Gross	Less
	Amortized	Unrealized	Than	12 Months	Fair
(Dollars in thousands)	Cost	Gain	12 Months	or Longer	Value
As of December 31, 2020
U.S. Government-sponsored securities	$12,844	$369	$-	$(8)	$13,205
Municipal securities	36,010	1,277	-	-	37,287
Mortgage-backed securities	1,247,581	17,587	(134)	(8)	1,265,026
Corporate securities	5,000	5	-	(130)	4,875
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393
As of December 31, 2019
U.S. Government-sponsored securities	$20,957	$235	$-	$(2)	$21,190
Municipal securities	56,252	670	(1)	(9)	56,912
Mortgage-backed securities	321,944	2,188	(481)	(543)	323,108
Corporate securities	5,000	-	-	(215)	4,785
	$404,153	$3,093	$(482)	$(769)	$405,995

The gross unrealized losses and the fair value for securities available for sale are as follows:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$777	$(8)	$777	$(8)
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	76,978	(134)	1,785	(8)	78,763	(142)
Corporate securities	-	-	2,870	(130)	2,870	(130)
	$76,978	$(134)	$5,432	$(146)	$82,410	$(280)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$5,998	$(2)	$5,998	$(2)
Municipal securities	3,060	(1)	1,338	(9)	4,398	(10)
Mortgage-backed securities	115,243	(481)	70,383	(543)	185,626	(1,024)
Corporate securities	-	-	4,785	(215)	4,785	(215)
	$118,303	$(482)	$82,504	$(769)	$200,807	$(1,251)

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

The Company monitors the credit quality of debt securities AFS through the use of credit ratings from NRSRO to assist in the determination of any current expected credit losses. At December 31, 2020, the Company had no allowance for credit losses on AFS securities. The following table summarizes the amortized cost of AFS debt securities at December 31, 2020, aggregated by credit quality indicator.

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of December 31, 2020
U.S. Government-backed securities(1)	$1,260,425	$17,956	$(134)	$(16)	$1,278,231
Investment grade rating	33,063	1,008	-	(130)	33,941
Below investment grade	-	-	-	-	-
Unrated investment securities	7,947	274	-	-	8,221
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393
As of December 31, 2019
U.S. Government-sponsored securities(1)	$342,901	$2,423	$(481)	$(545)	$344,298
Investment grade rating	50,793	544	(1)	(224)	51,112
Below investment grade	-	-	-	-	-
Unrated investment securities	10,459	126	-	-	10,585
	$404,153	$3,093	$(482)	$(769)	$405,995

(1)	Securities backed by the full faith and credit of the U.S. Government.

The amortized cost and estimated fair values of investment securities that are available for sale at December 31, 2020, by contractual maturity, are as follows:

	Available for sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$12,981	$13,134
After one year through five years	29,802	30,590
After five years through ten years	35,098	36,257
After ten years	1,223,554	1,240,412
	$1,301,435	$1,320,393

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Investment Securities – Continued

As of December 31, 2020 and 2019, the Company held 21 and 146 available for sale investment securities with fair values less than amortized cost, respectively. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.

The Company had sales of available for sale securities totaling $49.0 million during the year ended December 31, 2020, which resulted in a net gain of $1.4 million compared with $2.1 million during the year ended December 31, 2019, which resulted in a net loss of $4,000 and sales of available for sale securities totaling $0.5 million during the year ended December 31, 2018 which resulted in a net loss of $336,000. There were no available for sale securities in a nonaccrual status at December 31, 2020, 2019, and 2018.

During the year ended December 31, 2019, the Company elected to make a one-time transfer of 140 securities from the held to maturity classification of $64.6 million to the available for sale classification, and recorded an unrecognized loss of $19,000, net of taxes, to other comprehensive income.

Note 3 — Loans and Allowance for Credit losses

Loans are summarized as follows:

(Dollars in thousands)	2020	2019
Loans held for investment:
Commercial real estate loans:
Real estate term	$1,021,880	$948,073
Construction and land development	228,213	273,963
Total commercial real estate loans	1,250,093	1,222,036
Commercial and industrial loans	257,240	284,738
Consumer loans:
Residential and home equity	185,470	162,559
Consumer and other	8,948	16,036
Total consumer loans	194,418	178,595
Gross loans held for investment	1,701,751	1,685,369
Less:
Net deferred loan fees	(6,255)	(4,451)
Loans held for investment	1,695,496	1,680,918
Less: allowance for credit losses	(41,236)	(31,426)
Loans held for investment, net	$1,654,260	$1,649,492

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

Changes in the allowance for credit losses are as follows:

	Year Ended December 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Balance at beginning of year	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provisions for credit losses	8,029	(2,885)	(1,170)	(1,002)	(222)	2,750
Charge-offs	(154)	(73)	(3,096)	(2)	(337)	(3,662)
Recoveries	69	97	820	31	239	1,256
Balance at end of year	$20,627	$10,532	$8,095	$1,662	$320	$41,236

	Year Ended December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Balance at beginning of year	$9,968	$7,022	$7,227	$729	$299	$25,245
Provisions for credit losses	2,401	(917)	5,157	370	(11)	7,000
Charge-offs	(118)	(5)	(2,644)	(19)	(360)	(3,146)
Recoveries	24	890	1,152	38	223	2,327
Balance at end of year	$12,275	$6,990	$10,892	$1,118	$151	$31,426

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Balance at beginning of year	$6,706	$6,309	$4,314	$815	$159	$18,303
Provisions for credit losses	3,414	587	4,464	(170)	330	8,625
Charge-offs	(294)	(1)	(2,801)	-	(369)	(3,465)
Recoveries	142	127	1,250	84	179	1,782
Balance at end of year	$9,968	$7,022	$7,227	$729	$299	$25,245

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

Non-accrual loans are summarized as follows:

(Dollars in thousands)	2020	2019
Non-accrual loans, not troubled debt restructured:
Real estate term	$150	$2,416
Construction and land development	-	60
Commercial and industrial	922	1,550
Residential and home equity	254	45
Consumer and other	-	8
Total non-accrual loans, not troubled debt restructured	1,326	4,079
Troubled debt restructured loans, non-accrual:
Real estate term	6,421	2,393
Construction and land development	-	-
Commercial and industrial	1,272	658
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non- accrual	7,693	3,051
Total non-accrual loans	$9,019	$7,130

Total non-accrual loans were $9.0 million and $8.8 million at December 31, 2020, and 2019, respectively.  The above table does not include $1.7 million in PCD loans as of December 31, 2019, that were not performing to the original contractual terms.  Non-accrual loans have not been reduced by U.S. Government guarantees of $4.2 million and $0.8 million at December 31, 2020, and 2019, respectively

Troubled debt restructured (“TDR”) loans are summarized as follows:

(Dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$2,774	$25,346
Non-accrual troubled debt restructured loans	7,693	3,051
Total troubled debt restructured loans	$10,467	$28,397

There were no PCD TDR non-performing loans as of December 31, 2020 and 2019.

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

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

As of December 31, 2020, TDRs totaling $10.7 million met the criteria to be delisted for reporting purposes.  To be delisted as a TDR, the Company follows established regulatory guidelines. For a loan that is a TDR, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of the restructuring and the loan is in compliance with its modified terms, the loan need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. A market interest rate is a contractual interest rate that at the time of the restructuring is greater than or equal to the rate that the institution was willing to accept for a new loan with comparable risk. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms

The below tables summarize TDRs by year of occurrence and type of modification:

	Year Ended December 31, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
2020	3	$587	-	$-	3	$587
2019	4	2,083	7	6,485	11	8,568
2018	-	-	2	1,208	2	1,208
2017	-	-	-	-	-	-
Thereafter	1	104	-	-	1	104
Total	8	$2,774	9	$7,693	17	$10,467

	Year Ended December 31, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
Interest rate reduction	1	$104	-	$-	1	$104
Loan payment deferment	3	776	5	4,881	8	5,657
Loan re-amortization	2	38	2	1,207	4	1,245
Loan extension	2	1,856	2	1,605	4	3,461
Total	8	$2,774	9	$7,693	17	$10,467

ALTABANCORP AND SUBSIDIARIES

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

	Year Ended December 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	2	-	1	-	-	3
Pre-modification balance	$583	$-	$12	$-	$-	$595
Post-modification balance	$583	$-	$12	$-	$-	$595

TDRs that subsequently defaulted
Number of loans	1	-	-	-	-	1
Pre-modification balance	$113	$-	$-	$-	$-	$113

	Year Ended December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	9	1	32	5	-	47
Pre-modification balance	$6,846	$4,075	$12,683	$1,647	$-	$25,251
Post-modification balance	$6,846	$4,075	$12,683	$1,647	$-	$25,251

TDRs that subsequently defaulted
Number of loans	1	-	1	-	-	2
Pre-modification balance	$1,094	$-	$18	$-	$-	$1,112

	Year Ended December 31, 2018
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1) (2)
Number of loans	4	-	6	1	-	11
Pre-modification balance	$3,434	$-	$1,460	$532	$-	$5,426
Post-modification balance	$3,434	$-	$1,460	$532	$-	$5,426

TDRs that subsequently defaulted
Number of loans	2	-	3	-	-	5
Pre-modification balance	$1,449	$-	$150	$-	$-	$1,599

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	December 31, 2020
		30-89	90+
		Days	Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,013,914	$1,395	$-	$6,571	$7,966	$1,021,880
Construction and land development	227,054	1,159	-	-	1,159	228,213
Total commercial real estate	1,240,968	2,554	-	6,571	9,125	1,250,093
Commercial and industrial	253,833	1,170	43	2,194	3,407	257,240
Consumer:
Residential and home equity	184,566	650	-	254	904	185,470
Consumer and other	8,703	243	2	-	245	8,948
Total consumer	193,269	893	2	254	1,149	194,418
Total gross loans	$1,688,070	$4,617	$45	$9,019	$13,681	$1,701,751

	December 31, 2019
		30-89	90+
		Days	Days	Non-	Total		Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	PCD	Loans
Commercial real estate:
Real estate term	$942,370	$534	$-	$4,809	$5,343	$360	$948,073
Construction and land development	273,268	570	-	60	630	65	273,963
Total commercial real estate	1,215,638	1,104	-	4,869	5,973	425	1,222,036
Commercial and industrial	279,072	403	-	2,208	2,611	3,055	284,738
Consumer:
Residential and home equity	162,360	154	-	45	199	-	162,559
Consumer and other	15,727	298	3	8	309	-	16,036
Total consumer	178,087	452	3	53	508	-	178,595
Total gross loans	$1,672,797	$1,959	$3	$7,130	$9,092	$3,480	$1,685,369

Loans 90+ days past due in the table above are still accruing.  Included in PCD loans are $1.66 million that are not performing to the original contractual terms as of December 31, 2019.

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

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

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

For consumer loans, the Company generally assigns internal risk grades similar to those described above based on payment performance.

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$978,945	$17,248	$25,687	$-	$1,021,880	$20,627
Construction and land development	224,066	3,785	362	-	228,213	10,532
Total commercial real estate	1,203,011	21,033	26,049	-	1,250,093	31,159
Commercial and industrial	247,983	4,348	4,020	889	257,240	8,095
Consumer loans:
Residential and home equity	183,306	-	2,164	-	185,470	1,662
Consumer and other	8,948	-	-	-	8,948	320
Total consumer	192,254	-	2,164	-	194,418	1,982
Total	$1,643,248	$25,381	$32,233	$889	$1,701,751	$41,236

	December 31, 2019
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	Allowance
Commercial real estate:
Real estate term	$901,353	$23,202	$23,518	$-	$948,073	$12,275
Construction and land development	259,245	10,182	4,536	-	273,963	6,990
Total commercial real estate	1,160,598	33,384	28,054	-	1,222,036	19,265
Commercial and industrial	259,035	6,629	19,074	-	284,738	10,892
Consumer loans:
Residential and home equity	158,364	204	3,991	-	162,559	1,118
Consumer and other	16,034	-	2	-	16,036	151
Total consumer	174,398	204	3,993	-	178,595	1,269
Total	$1,594,031	$40,217	$51,121	$-	$1,685,369	$31,426

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of December 31, 2020:

	Year Ended December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$252,453	$123,040	$83,532	$86,815	$49,975	$200,943	$182,187	$978,945
Special mention	-	2,396	2,131	-	-	-	12,721	17,248
Substandard	1,285	3,635	407	-	752	5,744	13,864	25,687
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$253,738	$129,071	$86,070	$86,815	$50,727	$206,687	$208,772	$1,021,880
Construction and land development
Risk rating
Pass	$11,397	$5,511	$6,264	$1,446	$1,372	$9,199	$188,877	$224,066
Special mention	-	-	-	-	-	-	3,785	3,785
Substandard	-	-	-	-	-	-	362	362
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$11,397	$5,511	$6,264	$1,446	$1,372	$9,199	$193,024	$228,213
Total commercial real estate loans	$265,135	$134,582	$92,334	$88,261	$52,099	$215,886	$401,796	$1,250,093
Commercial and industrial
Risk rating
Pass	$82,684	$25,250	$27,132	$18,498	$8,165	$42,471	$43,783	$247,983
Special mention	32	-	1,692	552	769	124	1,179	4,348
Substandard	-	1,157	425	403	-	1,414	621	4,020
Doubtful	-	-	-	-	-	-	889	889
Total commercial and industrial loans	$82,716	$26,407	$29,249	$19,453	$8,934	$44,009	$46,472	$257,240
Consumer:
Residential real estate
Risk rating
Pass	$80,279	$23,212	$18,772	$15,700	$9,870	$29,634	$5,839	$183,306
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	638	-	381	1,145	-	2,164
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate loans	$80,279	$23,212	$19,410	$15,700	$10,251	$30,779	$5,839	$185,470
Consumer and other
Risk rating
Pass	$3,912	$1,957	$1,358	$637	$192	$890	$2	$8,948
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$3,912	$1,957	$1,358	$637	$192	$890	$2	$8,948
Total consumer loans	$84,191	$25,169	$20,768	$16,337	$10,443	$31,669	$5,841	$194,418
Total gross loans	$432,042	$186,158	$142,351	$124,051	$71,476	$291,564	$454,109	$1,701,751

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

The following table provides amortized cost basis less government guarantees of $8.8 million for collateral dependent loans as of December 31, 2020:

	Year Ended December 31, 2020
	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$4,118	$-	$-	$-	$-	$4,118
Construction and land development	362	-	-	-	-	362
Total commercial real estate	4,480	-	-	-	-	4,480
Commercial and industrial	-	1,165	-	-	43	1,208
Consumer:
Residential and home equity	216	-	-	-	-	216
Consumer and other	-	-	-	-	-	-
Total consumer	216	-	-	-	-	216
Total collateral dependent loans	$4,696	$1,165	$-	$-	$43	$5,904

The implementation of ASU 2016-13 changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following tables represents disclosures for the prior period that are no longer required as of January 1, 2020, but are included in this Form 10-K since the Company is required to disclose comparative information.  The ACL and outstanding loan balances reviewed according to the Company’s estimated credit loss methods were summarized as follows:

	December 31, 2019
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Allowance for credit losses:
Individually evaluated for impairment	$825	$1,305	$4,901	$401	$-	$7,432
Collectively evaluated for impairment	11,255	5,669	5,991	717	151	23,783
PCD loans	195	16	-	-	-	211
Total	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Outstanding loan balances:
Individually evaluated for impairment	$18,305	$4,474	$14,467	$3,701	$-	$40,947
Collectively evaluated for impairment	929,408	269,424	267,216	158,858	16,036	1,640,942
PCD loans	360	65	3,055	-	-	3,480
Total gross loans	$948,073	$273,963	$284,738	$162,559	$16,036	$1,685,369

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Continued

Information on individually evaluated loans was summarized as follows:

	December 31, 2019
		Recorded Investment
	Unpaid			Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial real estate:
Real estate term	$18,305	$11,684	$6,621	$18,305	$825
Construction and land development	4,474	121	4,353	4,474	1,305
Total commercial real estate	22,779	11,805	10,974	22,779	2,130
Commercial and industrial	14,467	2,591	11,876	14,467	4,901
Consumer loans:
Residential and home equity	3,701	3,194	507	3,701	401
Consumer and other	-	-	-	-	-
Total consumer	3,701	3,194	507	3,701	401
Total	$40,947	$17,590	$23,357	$40,947	$7,432

Interest income recognized on the average recorded investment of individually evaluated loans was as follows:

	Year Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognition	Investment	Recognition
Commercial real estate:
Real estate term	$14,516	$747	$8,027	$332
Construction and land development	3,668	274	1,499	106
Total commercial real estate	18,184	1,021	9,526	438
Commercial and industrial	12,496	780	8,049	426
Consumer loans:
Residential and home equity	3,458	197	2,409	118
Consumer and other	-	-	-	-
Total consumer	3,458	197	2,409	118
Total	$34,138	$1,998	$19,984	$982

Loans to affiliates — The Company has entered into loan transactions with certain directors and executive committee members (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other clients, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were $11.7 million and $5.4 million at December 31, 2020, and 2019, respectively. Available lines of credit for loans and credit cards to affiliates were $11.3 million at December 31, 2020.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Loans and Allowance for Credit losses – Concluded

Pursuant to the CARES Act passed in March 2020, the Company funded approximately 333 loans to eligible small businesses and non-profit organizations who participated in PPP administered by the U.S. SBA. PPP loans have terms of two to five years and earn interest at 1%. In addition, the Company received a fee of 1%-5% from the SBA depending on the loan amount, which was netted with loan origination costs and amortized into interest income under the effective yield method over the contractual life of the loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. The balance of PPP loans at December 31, 2020 was $60.6 million. On June 5, 2020, the PPP Flexibility Act was signed into law that modified, among other things, rules governing the PPP payment deferral period. In October 2020, due to updated guidance from the SBA that PPP loan payments were to be deferred until SBA had remitted forgiveness funds to the lender if the Borrower applied for forgiveness within ten months after the end of their covered period, the Company modified the first payment due dates for PPP loans that originated prior to June 5, 2020 and extended the payment deferral period from six to sixteen months. The extended payment deferral period will affect the timing over which the accretion of PPP net loan origination fees is recognized.

Section 4013 of the CARES Act and Section 541 of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “Coronavirus Relief Act”) passed in January 2021 provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020, and the earlier of 60 days after the national emergency related to the Pandemic is terminated, or January 1, 2022. The Company elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. As of December 31, 2020, 81 loans totaling $29.6 million were modified as CARES Act deferrals and not subject to TDR accounting and reporting.  During 2020, 445 clients for loans totaling $270 million had been in a CARES Act deferment at some point during 2020 but were not in such deferment as of December 31, 2020.

Note 4 — Premises and Equipment

Premises and equipment are summarized as follows as of December 31:

(Dollars in thousands)	2020	2019
Land and buildings	$46,850	$45,426
Equipment, furniture, and software	27,821	27,691
	74,671	73,117
Accumulated depreciation and amortization	(37,291)	(33,643)
	$37,380	$39,474

The Company leases certain properties from third parties under operating leases.  Total rent expense for the years ended December 31, 2020, 2019, and 2018, was $784,000, $874,000, and $909,000, respectively.

The Company had depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018, of $3.6 million, $3.4 million, and $3.3 million, respectively.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Premises and Equipment – Continued

The total future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2020 are as follows:

(Dollars in thousands)	Amount
2021	$712
2022	655
2023	397
2024	72
2025 and beyond	-
$1,836

Note 5 — Deposits

Deposit account balances are summarized as follows as of December 31:

(Dollars in thousands)	2020	2019
Non-interest bearing	$1,039,844	$719,410

Interest bearing deposits:
Interest bearing demand and savings	1,095,201	846,199
Money market accounts	617,010	324,565
Certificates of deposit less than or equal to $250,000	120,329	131,882
Certificates of deposit greater than $250,000	43,924	34,311
Total interest bearing deposits	1,876,464	1,336,957
Total deposits	$2,916,308	$2,056,367

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2021	$84,714
2022	32,930
2023	18,247
2024	13,374
2025 and beyond	14,988
$164,253

Deposits held by affiliates were $7.8 million and $4.5 million as of December 31, 2020 and 2019, respectively.

Note 6 — Short-term borrowings

As of December 31, 2020, committed Federal Funds lines of credit arrangements totaling $25.0 million were available to the Company from an unaffiliated bank. The average Federal Funds interest rate as of December 31, 2020 was 0.30%.

The Company is a member of the FHLB of Des Moines and has a committed credit line of $866.8 million, which is secured by $1.15 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 0.29% as of December 31, 2020.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Short-term borrowings – Continued

The Company holds $550.3 million in investment securities in its Federal Reserve Bank (the “Fed”) account. As of December 31, 2020, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $544.6 million. The borrowing rate is the current discount rate plus 25 basis points. There were no outstanding Fed account advances as of December 31, 2020 and 2019.

The Company holds $64.6 million in SBA PPP loans which it has pledged to the Federal Reserve PPP Lending Facility (“PPPLF”).  The borrowing rate was 25 basis points.  As of December 31, 2020, the Company had $64.6 million outstanding PPPLF advances as of December 31, 2020.

Securities sold under agreements to repurchase are generally overnight financing arrangements with clients collateralized by the Company’s investment securities that mature within 144 months. As of December 31, 2020 and 2019, the Company had no investment securities pledged for securities sold under agreements to repurchase.

Information concerning short-term borrowings consist of the following as of December 31:

(Dollars in thousands)	2020	2019	2018
Security repurchase agreements:
Average daily balance	$-	$-	$-
Weighted average rate	0.00%	0.00%	0.00%
Highest month-end balance	$-	$-	$-
Year-end balance	$-	$-	$-
Weighted average rate on outstanding at year-end	0.00%	0.00%	0.00%

Other short-term borrowings:
Average daily balance	$46,305	$2,419	$71,880
Weighted average rate	0.34%	2.63%	1.98%
Highest month-end balance	$83,448	$-	$145,000
Year-end balance	$64,554	$-	$-
Weighted average rate on outstanding at year-end	0.25%	0.00%	0.00%

Note 7 — Income Taxes

The components of income tax expense (benefit) are as follows for the year ended December 31:

(Dollars in thousands)	2020	2019	2018
Current:
Federal	$10,835	$10,685	$11,167
State	2,747	2,852	2,904
	13,582	13,537	14,071
Deferred:
Federal	221	(26)	(1,662)
State	(58)	(8)	(355)
Deferred	163	(34)	(2,017)
Income tax expense	$13,745	$13,503	$12,054

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Income Taxes – Continued

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Tax rate change	0.0%	0.0%	(0.5)%
State taxes, net of federal income tax benefit	3.8%	3.8%	3.7%
Tax-exempt interest and income	(0.5)%	(0.8)%	(0.8)%
Share-based compensation expense	(0.1)%	(0.3)%	(0.4)%
Other, net	(0.2)%	(0.4)%	(0.1)%
Effective tax rate	24.0%	23.3%	22.9%

The nature and components of the Company’s net deferred income tax assets are as follows as of December 31:

(Dollars in thousands)	2020	2019
Deferred income tax assets:
Allowance for loan losses	$10,418	$8,412
Deferred loan fees and costs	1,808	1,635
Fair value adjustments on certificates of deposit	64	100
Deferred compensation	421	419
State income taxes	590	599
Other	941	612
	14,242	11,777

Deferred income tax liabilities:
FHLB dividends	166	166
Mortgage servicing rights	281	172
Unrealized gain on securities	4,740	461
Basis difference in premises, equipment and other assets	1,666	1,262
	6,853	2,061
Net deferred income tax assets	$7,389	$9,716

The Company believes, based on available information, that more likely than not, the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2020 and 2019.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions.  The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes.  The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The credit to current tax expense related to tax-deductible share compensation expense was less than $35,000, $0.2 million and $1.2 million in 2020, 2019, and 2018, respectively.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2017 through 2020 tax years remain subject to selection for examination as of December 31, 2020. None of the Company’s income tax returns are currently under audit. As of December 31, 2020 and 2019, the Company has no net operating loss or tax credit carry-forwards.

ALTABANCORP AND SUBSIDIARIES

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

Contractual amounts of off-balance sheet financial instruments were as follows:

(Dollars in thousands)	2020	2019
Commitments to extend credit, including unsecured commitments of $12,039 and $32,995 as of December 31, 2020 and 2019, respectively	$656,914	$632,577
Stand-by letters of credit and bond commitments, including unsecured commitments of $727 and $555 as of December 31, 2020 and 2019, respectively	26,036	23,860
Unused credit card lines, all unsecured	29,111	26,121

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

As of December 31, 2020, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Regulatory Capital Matters – Continued

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$329,049	17.91%	$82,679	4.50%	$119,426	6.50%
Tier 1 Capital to Risk-Weighted Assets	329,049	17.91%	110,239	6.00%	146,985	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	352,266	19.17%	146,985	8.00%	183,732	10.00%
Tier 1 Leverage	329,049	10.47%	125,681	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$322,783	17.59%	$82,578	4.50%	$119,280	6.50%
Tier 1 Capital to Risk-Weighted Assets	322,783	17.59%	110,104	6.00%	146,806	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	345,973	18.85%	146,806	8.00%	183,507	10.00%
Tier 1 Leverage	322,783	10.18%	126,795	4.00%	158,493	5.00%

	December 31, 2019
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$302,291	17.18%	$79,193	4.50%	$114,390	6.50%
Tier 1 Capital to Risk-Weighted Assets	302,291	17.18%	105,590	6.00%	140,787	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	324,415	18.43%	140,787	8.00%	175,984	10.00%
Tier 1 Leverage	302,291	12.67%	95,431	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$297,108	16.88%	$79,191	4.50%	$114,387	6.50%
Tier 1 Capital to Risk-Weighted Assets	297,108	16.88%	105,588	6.00%	140,784	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	319,233	18.14%	140,784	8.00%	175,981	10.00%
Tier 1 Leverage	297,108	12.45%	95,429	4.00%	119,286	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of zero and $9.4 million as of December 31, 2020 and 2019, respectively.

The Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, plans to limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 — Shareholders’ Equity

The following table summarizes dividends per share declared and paid per quarter for the periods indicated:

	Years Ended December 31,
	2020	2019
First quarter	$0.14	$0.11
Second quarter	0.14	0.12
Third quarter	0.13	0.13
Fourth quarter	0.15	0.13
Total	$0.56	$0.49

Note 11 — Incentive Share-Based Plan and Other Employee Benefits

In May 2020, the Board of Directors (“Board”) and shareholders of the Company approved a share-based incentive plan (the “2020 Plan”) which replaced the 2014 and 2008 share-based incentive plans. The 2020 Plan provides for various share-based incentive awards including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors and other key employees.

The aggregate number of shares that may be issued and awarded under the 2020 Plan is 1,000,000 shares. No further awards will be granted under the 2014 Plan or 2008 Plan; however, all outstanding awards previously granted under those prior plans will remain outstanding and subject to the terms of the prior Plans. If awards under the 2020 Plan expire or otherwise terminate without being exercised, the shares of common stock not acquired pursuant to such awards again become available for issuance under the 2020 Plan. Under the following circumstances, shares will not again be available for issuance under the 2020 Plan: (i) shares unissued due to a “net exercise” of a stock option or exercise of a SAR, (ii) any shares withheld or shares tendered to satisfy tax withholding obligations, (iii) shares covered by a stock-settled SAR issued under the 2020 Plan that are not issued in connection with settlement in shares upon exercise, and (iv) shares repurchased using stock option exercise proceeds. In addition, cash-only awards that do not entitle the recipient to receive or purchase shares shall not be counted against the number of shares available for issuance under the 2020 Plan.  The share-based awards are granted to participants at a price not less than the fair value on the date of grant and for terms of up to ten years. The 2020 Plan also allows for granting of share-based awards to directors and to consultants who are not employees of the Company.

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

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits - Continued

Share-based option transactions are summarized as follows:

			Weighted-
	Options	Weighted	Average
	Granted	Average	Remaining	Aggregate
	for Common	Exercise	Contractual	Intrinsic
(Dollars in thousands, except share and per share data)	Shares	Price	Term	Value
Outstanding at January 1, 2018	544,713	$10.14
Granted	33,382	32.31
Exercised	(218,928)	8.45
Forfeited	(8,524)	7.61
Outstanding at December 31, 2018	350,643	13.38
Granted	545	27.53
Exercised	(139,598)	9.05
Forfeited	-	-
Outstanding at December 31, 2019	211,590	16.27
Granted	-	-
Exercised	(59,664)	11.70
Forfeited	(16,378)	15.68
Outstanding at December 31, 2020	135,548	18.35	1.96	$1,298
Exercisable at December 31, 2020	126,387	17.41	2.26	1,328
Exercisable at December 31, 2019	190,514	14.59	2.54	2,965

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Incentive Share-Based Plan and Other Employee Benefits – Continued

The weighted-average grant-date fair value of options per share granted, using the Black-Scholes method of valuation, was $7.80, and $3.58 for 2019, and 2018, respectively. There were no options granted during 2020.  The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $3.5 million and $5.2 million, respectively. Shares issued upon exercises of stock options in 2020 were reduced by 10,196 shares related to net settled option exercises or existing shares tendered as consideration.

Restricted stock unit transactions are summarized as follows:

	Options	Weighted
	Granted	Average
	for Common	Grant Date
(Dollars in thousands, except share and per share data)	Shares	Fair Value
Non-vested at January 1, 2018	39,576	$24.02
Granted	32,853	31.09
Vested	(28,420)	32.06
Forfeited	(1,565)	30.66
Non-vested at December 31, 2018	42,444	30.00
Granted	41,709	29.87
Vested	(24,980)	25.96
Forfeited	(5,124)	30.25
Non-vested at December 31, 2019	54,049	29.98
Granted	56,160	28.87
Vested	(29,462)	22.77
Forfeited	(5,096)	30.23
Non-vested at December 31, 2020	75,651	29.24

The total intrinsic value of RSUs vested during the years ended December 31, 2020, 2019, and 2018 were $671,000, $648,000, and $911,000, respectively.

As of December 31, 2020, there was $1,167,000 of total unrecognized compensation expense related to stock options and RSUs granted to be recognized over a weighted-average period of 2.96 years.

As of December 31, 2019, there was $1,007,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 2.45 years.

As of December 31, 2018, there was $956,000 of total unrecognized compensation expense related to stock options and RSU’s granted to be recognized over a weighted-average period of 3.1 years.

The Company recorded share-based compensation expense of $1,389,000, $1,011,000 and $891,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company used the Black-Scholes pricing model using the following assumptions to calculate the fair value of incentive share-based options granted during 2020, 2019, and 2018: annual dividend yield of 0.7% to 2.3%; risk-free interest rates of 0.1% to 1.6%; expected option terms of 0.7 to 6.5 years; and volatility index of 13.3% to 29.9%. The assumptions for expected dividend yield and expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ALTABANCORP AND SUBSIDIARIES

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

Share-based compensation expense related to restricted stock units and non-qualified stock options was $1,389,000, $1,010,000 and $862,000 for the years ended December 31, 2020, 2019, and 2018; and the related recognized income tax benefit associated with this expense is $334,000, $236,000 and $216,000, respectively.

Profit Sharing — The Company provides an annual discretionary profit sharing contribution to all eligible employees based on each years’ financial performance as recommended by management and approved by the Board of Directors.  The profit sharing contribution can be contributed to either the 401(k) plan or the Company’s Employee Stock Ownership Plan (“ESOP”).

Employee Stock Ownership Plan — In 2018, the Company formed the ESOP to provide eligible employees with the benefits of share ownership in the Company.  The Company made profit sharing contributions to the ESOP of $1,231,000, $1,148,000 and $1,000,000 in 2020, 2019, and 2018, for plan years 2021, 2020, and 2019, respectively.

401(k) plan — The Company offers a retirement savings 401(k) plan in which all eligible employees may participate. Currently, the Company contributes and allocates to each eligible participant’s account, a percentage of the participant’s elective deferral. The Company made matching contributions of $1,109,000, $1,054,000 and $964,000 in 2020, 2019, and 2018, respectively.

Note 12 — Fair Value

Fair value measurements — The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy.

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

ALTABANCORP AND SUBSIDIARIES

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

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Fair Value – Continued

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2020 and 2019:

		2020		2019
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	1	$239,874	$239,874	$211,981	$211,981
Investment securities available for sale	2	1,312,172	1,312,172	395,410	395,410
Investment securities available for sale	3	8,221	8,221	10,585	10,585
Non-marketable securities	2	2,890	2,890	2,623	2,623
Loans held for sale	2	14,152	14,152	18,669	18,669
Loans held for investment, net	3	1,654,260	1,618,743	1,649,492	1,639,480

Financial Liabilities:
Total deposits	2	$2,916,308	$2,751,715	$2,056,367	$1,851,954

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,312,172	$8,221	$1,320,393
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	1,804	1,804

As of December 31, 2019
Fair valued on a recurring basis:
Investment securities available for sale	$-	$395,410	$10,585	$405,995
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	17,497	17,497

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

ALTABANCORP AND SUBSIDIARIES

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

Investments in municipal securities principally involve governmental entities within the State of Utah. Loans are limited by state banking regulation to 15% of each Bank’s total capital, as defined by banking regulations. As a matter of practice and in accordance with applicable Utah state law, the Bank does not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank’s total capital. As of December 31, 2020, The Bank’s lending limit was $59.1 million.

The contractual amounts of credit-related financial instruments, such as commitments to extend credit and credit-card arrangements, represent the amounts of potential accounting loss should the contract be fully drawn upon, the client defaults, and the value of any existing collateral becomes worthless.

Note 14 — Condensed Financial Statements of Parent Company

Financial information pertaining only to ALTA, on a parent-only basis, is as follows as of and for the years ended December 31:

(Dollars in thousands)	2020	2019
Balance Sheets
Assets
Cash and cash equivalents	$6,492	$4,895
Investment in subsidiaries	364,873	327,178
Other assets	2,216	370
Total assets	$373,581	$332,443
Liabilities and shareholders' equity
Due to subsidiaries, net	$2,371	$61
Other liabilities	72	20
Shareholders' equity	371,138	332,362
Total liabilities and shareholders' equity	$373,581	$332,443

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Condensed Financial Statements of Parent Company – Continued

(Dollars in thousands)	2020	2019	2018
Statements of Income
Dividend and other income from subsidiaries	$15,000	$11,400	$7,900
Interest and dividends	15	13	6
Total income	15,015	11,413	7,906

Salaries and employee benefits	795	121	283
Other expenses	1,363	775	666
Total expenses	2,158	896	949

Income before income taxes	12,857	10,517	6,957
Income tax benefit	498	208	266
	13,355	10,725	7,223
Equity in undistributed net income of subsidiaries	30,147	33,599	33,409
Net income	$43,502	$44,324	$40,632

(Dollars in thousands)	2020	2019	2018
Statements of Cash Flows
Cash flows from operating activities:
Net income	$43,502	$44,324	$40,632
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(30,147)	(33,599)	(33,409)
Net amortization of securities discounts and premiums	-	-	-
Change in other assets and liabilities	514	(487)	214
Net change provided by operating activities	13,869	10,238	7,437
Cash flows from investing activities:
Purchase of available for sale securities	-	-	-
Maturities/sales of available for sale securities	-	-	-
Investments in banking subsidiary	-	-	-
Net change (used in) provided by investing activities	-	-	-
Cash flows from financing activities:
Issuance of common shares	-	-	-
Exercise of share options	411	596	887
Repurchase common shares	(2,140)	-	-
Dividends paid	(10,543)	(9,225)	(7,657)
Net change (used in) provided by financing activities	(12,272)	(8,629)	(6,770)
Net change in cash and cash equivalents	1,597	1,609	667
Cash and cash equivalents, beginning of year	4,895	3,286	2,619
Cash and cash equivalents, end of year	$6,492	$4,895	$3,286

ALTABANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters Ended 2020
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$27,221	$25,789	$25,796	$24,912
Provision for credit losses	650	2,100	-	-
Non-interest income	3,740	6,116	6,117	6,454
Non-interest expense	16,161	16,275	16,869	16,843
Income before income tax expense	14,150	13,530	15,044	14,523
Income tax expense	3,377	3,192	3,704	3,472
Net income	$10,773	$10,338	$11,340	$11,051
Earnings per common share:
Basic	$0.57	$0.55	$0.60	$0.59
Diluted	$0.57	$0.55	$0.60	$0.58

	Quarters Ended 2019
(Dollars in thousands, except share and per share data)	March 31	June 30	September 30	December 31
Net interest income	$26,907	$27,720	$28,191	$27,100
Provision for credit losses	1,550	2,150	2,100	1,200
Non-interest income	3,337	3,598	4,467	3,779
Non-interest expense	14,916	14,699	16,068	14,589
Income before income tax expense	13,778	14,469	14,490	15,090
Income tax expense	3,273	3,480	3,355	3,395
Net income	$10,505	$10,989	$11,135	$11,695
Earnings per common share:
Basic	$0.56	$0.58	$0.59	$0.62
Diluted	$0.55	$0.58	$0.59	$0.61

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

Moss Adams LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2020, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2021 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct can be accessed electronically by visiting the Company’s website at www.altabancorp.com.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8K regarding amendments to and waivers of the Code of Ethics and Business Conduct by porting such information on its website, at the address and location specified above.

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

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this report.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (8)

4.1	Specimen Share Certificate for Common Shares of the Company (3)

4.2	Description of Registered Securities(6)

10.1*	People’s Utah Bancorp 2014 Incentive Plan (1)

10.4*	People’s Utah Bancorp Deferred Compensation Plan for Directors (1)

10.5*	Form of 2014 Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (1)

10.6*	Form of 2014 Incentive Plan Restricted Stock Unit Award Agreement (1)

10.7	Form of Director and Officer Indemnification Agreement (2)

10.11*	Change In Control Agreement by and between People’s Utah Bancorp, People’s Intermountain Bank, and Judd J. Austin (5)

10.12*	People’s Utah Bancorp Employee Stock Ownership Plan Trust Agreement (2018 Statement) (4)

10.13*	Employment Agreement entered into as of November 19, 2020, by and between Altabancorp; Altabank; and Len E. Williams(7)

10.14*	Employment Agreement entered into as of November 19, 2020, by and between Altabancorp; Altabank; and Mark K. Olson(7)

10.15*	People’s Utah Bancorp 2020 Equity Incentive Plan(8)

21	Subsidiaries of the Company (6)

23.1	Consent of Moss Adams LLP (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (6)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (6)

101

The following financial information from Altabancorp Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Compensatory plan or arrangement
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any such omitted schedule or exhibit to the SEC upon request.

(1)	Filed as part of the Registrant's Proxy Statement on Form DEF 14A on April 17, 2020.
(2)	Filed as part of the Registrant's Registration Statement on Form S-1 filed on April 20, 2015.
(3)	Filed as part of the Registrant's Amendment No.1 to Registration Statement on Form S-1 filed on May 5, 2015.
(4)

Filed as part of the Registrant’s Current Report on Form 8-K filed on December 4, 2018.  The Plan is now known as the Altabancorp Employee Stock Ownership Plan, and the operative plan document has since been amended.

(5)	Filed as part of the Registrant’s Current Report on Form 8-K filed on October 1, 2019.
(6)	Filed as part of the Registrant’s Annual Report on Form 10-K filed on March 15, 2021.
(7)	Filed as part of the Registrant’s Current Report on Form 8-K filed on November 19, 2020.
(8)	Filed as part of the Registrant’s Current Report on Form 8-K filed on May 28, 2020. The Plan is now known as the Altabancorp 2020 Equity Incentive Plan.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2021.

ALTABANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Len E. Williams and Mark K. Olson, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Len E. Williams	Director, President and Chief Executive Officer
Len E. Williams	(Principal Executive Officer)

/s/ Mark K. Olson	Executive Vice President and Chief Financial Officer
Mark K. Olson	(Principal Financial and Accounting Officer)

/s/ Richard T. Beard	Director, Chairman
Richard T. Beard

/s/ David G. Anderson David G. Anderson /s/ R. Brent Anderson R. Brent Anderson	Director Director
/s/ Deborah S. Bayle	Director
Deborah S. Bayle

/s/ Matthew S. Browning	Director
Matthew S. Browning

/s/ Natalie Gochnour	Director
Natalie Gochnour
/s/ Douglas H. Swenson	Director
Douglas H. Swenson