Form 10-K/A
period 2020-12-31
Altabancorp
filed 2021-04-29
CIK 1636286

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

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2021 was 18,873,921.

EXPLANATORY NOTE

AltabancorpTM (“ALTA” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”). We are filing this Amendment for the purpose of including information required by Part III of Form 10-K as discussed further below. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. Our definitive proxy statement for our 2021 Annual Meeting of Shareholders will not be filed within 120 days of December 31, 2020. The inclusion of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.

As required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to add currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are contained in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Parts III and IV below and the change to the cover page expressly described above, no other changes are being made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information about our directors and executive officers as of the date of this filing.

Name	Age	Position with ALTA
Richard T. Beard	68	Director, Chairman of the Board
Len E. Williams	62	Director, President and Chief Executive Officer
David G. Anderson	65	Director
R. Brent Anderson	73	Director
Deborah S. Bayle	69	Director
Matthew S. Browning	48	Director
Natalie Gochnour	58	Director
Douglas H. Swenson	71	Director
Mark K. Olson	58	Executive Vice President and Chief Financial Officer
Judd P. Kirkham	48	Executive Vice President and Chief Credit Officer
Judd J. Austin	40	Executive Vice President and Chief Banking Officer
Ryan H. Jones	42	Executive Vice President and Chief Lending Officer
Christine M. Linford	46	Senior Vice President and Chief People Officer

Directors

Richard T. Beard has served as a director of the Company since 2004 and currently serves as Chair of the Board and as a member of the Nominating and Corporate Governance Committee. He served as Chief Executive Officer and President of the Company from January 2006 until he retired on January 2, 2018. He served on the Federal Deposit Insurance Corporation Community Bank Advisory Board in Washington D.C. He has served as a member of the Board of Directors of the Utah Bankers Association. He also served as a director on the Board of the Utah Community Reinvestment Corporation, funding low-income housing in Utah, and the Board of the Utah Department of Financial Institutions, appointed by the Governor of Utah. He has been a Past Chairman of the Board of Directors of Western Independent Bankers, based in San Francisco, California. He holds a Juris Doctor degree from the University of Utah College of Law and a Bachelor of Science degree in Political Science from the University of Utah. He is also a graduate of the Pacific Coast Banking School.

Mr. Beard brings extensive expertise and experience to the Board from 26 years in the legal profession, advising clients in various industries, including the Company, on mergers and acquisitions and securities matters, as well as his 13 years of experience as the former President and CEO of the Company, advising the Board on strategic matters.

Len E. Williams has served as a director of the Company since March 2017. On January 2, 2018, Mr. Williams became the Company’s President and Chief Executive Officer. Mr. Williams is the former Director, President, and Chief Executive Officer of Home Federal Bancorp, a public company. He served in that position until Home Federal Bancorp was sold in 2014, after which he retired until his employment with the Company. Mr. Williams has over 40 years of successful commercial banking experience, serving in many regional and national bank leadership roles. Mr. Williams holds a Master of Business Administration degree from the University of Washington and is a graduate of the Pacific Coast Banking School.

Mr. Williams brings to the Board strong banking and commercial lending background, mergers and acquisitions experience, and executive leadership service with public companies.

David G. Anderson has served as a director of the Company since 1998 and is a member of the Enterprise Risk Oversight Committee.  He served as Senior Vice President and Chief Credit Officer of the Company from November 2013 until he retired in December 2018. He served as Senior Vice President, Loan Administration from 2004 to 2013, and was employed with the Company since 1973. He holds a Bachelor of Science degree in Business Management from Brigham Young University and is a graduate of the Pacific Coast Banking School.

Mr. Anderson brings over 40 years of banking experience as a lending executive, including extensive knowledge of local real estate development and markets, to the Board.

R. Brent Anderson has served as a director of the Company since 2007. He currently serves as chair of the Audit and Compliance Committee, chair of the Enterprise Risk Oversight Committee, and a member of the Compensation and Management Development Committee. He is a Certified Public Accountant and is now retired from practice. Mr. Anderson holds a Bachelor's degree in Accounting from Weber State University and is a member of the American Institute of Certified Public Accountants (AICPA) and the National Association of Corporate Directors (NACD). Mr. Anderson brings to the Board extensive executive-level experience and expertise as a former audit partner and Practice Office Managing Partner of an international public accounting firm. Over his more than 40 years of service, he served numerous financial institutions and public companies as engagement partner. Mr. Anderson has also served previously as Director and Audit Committee Chair of another financial institution. During his tenure as a director with the Company, Mr. Anderson has developed and refined the role of the Audit Committee in its focus on risk and strategy and heightened the relationship with the Bank's Internal Audit function through focused oversight and mentoring of the Chief Audit Executive.

Mr. Anderson has a broad understanding of financial institution operations and control environment, global risk, financial reporting risk, and current PCAOB and Accounting Standards and the ability to articulate strategy and critical thinking to the Board.

Douglas H. Swenson has served as a director of the Company since 2013. He previously served as a director and Chairman of the Board of Lewiston State Bank, prior to its acquisition by the Company. He currently serves as Chair of the Compensation and Management Development Committee and as a member of the Audit and Compliance Committee. He is a member of the Board of Jack’s Tire & Oil Management Company, Inc. and LW Miller Transportation Company, Inc. He was Executive Vice President and Chief Financial Officer of Jack’s Tire & Oil Management Company, Inc. from 1998 until he retired at the end of 2020. He also serves as a trustee for Logan Regional Hospital. Mr. Swenson is a Certified Public Accountant with over 40 years of experience and is a member of the AICPA. He is a graduate of Brigham Young University with a Bachelor of Science degree in Accounting.

Mr. Swenson brings to the Board experience and expertise as a former audit partner in a public accounting firm, as a financial executive in the trucking services industry, and as a former Chairman of the Board of Lewiston State Bank.

Deborah S. Bayle has served as a director of the Company since 2014. She chairs the Nominating and Corporate Governance Committee and is a member of the Compensation and Management Development Committee. She has more than 40 years of experience in increasingly responsible management positions, having served 20 years in a CEO position. In 2015, she retired as the President and CEO of United Way of Salt Lake after 16 years of service. She is currently the CEO of DSB Consulting, LLC, where she works with clients in the areas of executive coaching, professional development, organizational management and change strategy. She also serves as a director of several organizations, including the National Association of Corporate Directors, Utah Chapter, where she is currently serving as President. She has served on more than 25 boards, including six years as a director of the Salt Lake City Branch of the Federal Reserve Bank of San Francisco. She is an alumnus of Weber State University.

Ms. Bayle brings extensive experience and expertise in executive-level leadership and innovation, change management, organizational management, including talent development and retention, corporate governance, marketing, and strategic business decision-making to the Board.

Matthew S. Browning was elected as a director of the Company in July 2017. He currently serves as a member of the Audit and Compliance Committee and the Enterprise Risk Oversight Committee and chairs the Fintech Committee.  From 2014 through February 2021, Mr. Browning served as COO of Snap! Finance, a technology-based, alternative-financial services company. Prior to Snap! Finance, he served as President of Target Bank, the issuer of credit cards and gift cards for Target, the national retailer, from 2007 to 2012. He has more than 20 years of strategy, finance and operations experience from his roles in general management, corporate strategy, consulting, turnaround work, and investment banking. He has familiarity with finance and banking, as well as financial statements and financial reporting, having served as C-level executive and former bank president for several years.  While his experience spans many industries, he brings particular expertise in the nexus of financial services and technology. Mr. Browning has served in leadership roles of state and national banking trade associations. He holds a Master of Business Administration from the

University of Chicago, Booth School of Business, and a Bachelor of Science in Business from the University of Southern California, and he completed the Stonier Graduate School of Banking program at Wharton.

Mr. Browning brings leadership and management experience, along with his many years of financial services and related technologies experience, to the Board.

Natalie Gochnour was elected as a director of the Company in May 2019.  She is a member of the Nominating and Corporate Governance Committee and the Enterprise Risk Oversight Committee.  She leads the Kem C. Gardner Policy Institute at the University of Utah, where she has been employed since March 2014. She has over 30 years of experience in research and commentary on the Utah economy and Utah demographics. She has a graduate degree in economics from the University of Utah and teaches public finance at the school. Her specific areas of business expertise include public tax and expenditure policy, the Utah economy, Utah demographics, macroeconomics, and Utah public policy. She is heavily involved in the local and regional communities and has broad leadership experience. She currently serves on several community non-profit boards, including Primary Children’s Hospital, World Trade Center Utah, Utah Olympic Legacy Foundation, and Envision Utah. She also serves on an advisory board for Dominion Energy and the corporate governing board of O.C. Tanner. She is keenly interested in public policies that promote balance, civility, and prosperity, sharing her views in regular columns in both Utah Business magazine and the Deseret News and also co-hosting Both Sides of the Aisle, a weekly public radio program on public affairs.

Having been in both the private and public sectors, Ms. Gochnour brings leadership, economic policy, and business experience to the Board.

Executive Officers

Mark K. Olson is Executive Vice President and Chief Financial Officer of the Company and of AltabankTM and has held that position since January 2018. Mr. Olson has more than 30 years of financial services and public accounting experience and has held a number of senior financial management positions, including with various public companies. Prior to joining the Company, Mr. Olson served as Executive Vice President and Chief Financial Officer of California Republic Bank in Newport Beach, California, until its sale to Mechanics Bank in 2016.  Mr. Olson was Executive Vice President and Chief Financial Officer at Heritage Oaks Bank in Paso Robles, California, and also held that same position at Santa Barbara Bank & Trust until it was sold to Union Bank. Mr. Olson also previously served as VP and Finance Director at Goldman Sachs Bank in Salt Lake City, Utah. Prior to employment at Goldman Sachs Bank, Mr. Olson held a number of senior financial positions at Western Financial Bank, until it was sold to Wachovia Corporation. Mr. Olson is a Certified Public Accountant and a member of the AICPA. He is a graduate of Utah State University with a Bachelor degree in Accounting.

Judd P. Kirkham is Executive Vice President and Chief Credit Officer of AltabankTM. He was appointed Senior Vice President and Chief Credit Officer in November 2018 and was promoted to Executive Vice President in November 2019. Mr. Kirkham served for approximately one year as Senior Vice President and Commercial Banking Manager for AltabankTM and before that was a commercial lending department manager. Prior to joining the Company in August 2013, Mr. Kirkham worked for 17 years at Zions Bank in various roles in commercial lending, commercial real estate lending, and regional retail credit management. Mr. Kirkham graduated from Utah Valley University with a Bachelor degree in Business Management. He graduated from Pacific Coast Banking School in 2019.

Judd J. Austin is Executive Vice President and Chief Banking Officer of AltabankTM. He was appointed Senior Vice President and Chief Banking Officer effective January 1, 2020 and was promoted to Executive Vice President in November 2020.  Mr. Austin previously held the position of Market Area President for Cache County since April 2017.  Prior to that, Mr. Austin was the Senior Credit Officer for the Lewiston State Bank region.  At the time Lewiston State Bank was acquired by the Company in approximately October 2014, Mr. Austin was a Senior Commercial Lender.  Mr. Austin graduated from Pacific Coast Banking School  in 2012 and received a Bachelor of Science dual degree in business and agribusiness, with a minor in marketing, from Utah State University in 2005.

Ryan H. Jones is Executive Vice President and Chief Lending Officer of AltabankTM. He was appointed Senior Vice President and Chief Lending Officer in October 2018 and promoted to Executive Vice President in November 2020, after previously serving as Northern Region Manager from April 2014. Mr. Jones has 18 years of banking experience, with 15 of those years with the Company. Mr. Jones spent five years with

Washington Mutual before joining the Company. Mr. Jones graduated from the University of Utah with a degree in economics in 2002. In 2007, he received a Master of Business Administration from Arizona State University. Mr. Jones is also a graduate of the Pacific Coast Banking School.

Christine (Chris) M. Linford joined as Senior Vice President and Chief People Officer of AltabankTM in November 2018.  Ms. Linford has almost 20 years of experience providing human resources support and leadership in the financial industry. The majority of those years were in the Washington, D.C., metro area. While serving as Senior Vice President at Bank of Georgetown in Washington, D.C. for more than six years, Ms. Linford led the human resources and marketing departments, which included corporate administration and management, employee relations, compensation and benefits, payroll, recruiting, training and board of director relations. Prior to joining the Company, Ms. Linford worked for two years as the Vice President of Human Resources for Mountain America Credit Union. Ms. Linford graduated with a Bachelor of Arts in communication from the University of Maryland.

Board of Directors

Composition of Our Board of Directors

The Company’s Bylaws allow for up to 15 seats on our Board of Directors, ten of which are currently authorized by our Board, with eight positions presently filled. In 2020 we declassified our Board such that directors are subject to annual election.

A description regarding the business experience and qualifications of each member of the Board of Directors may be found beginning on page 2.

Board Chair, CEO, and Lead Independent Director Positions

Richard T. Beard is the Chair of our Board of Directors. We believe it is currently in the best interest of the Company and its shareholders to have a person other than our Chief Executive Officer serve in such capacity, although our Board of Directors has not adopted a policy with regard to whether the same person should serve as both the Chairperson and Chief Executive Officer. Our Board of Directors believes it is most appropriate to retain the discretion and flexibility to make such determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. We have determined that our current separation of the roles of Chairperson and Chief Executive Officer is appropriate given the differences in the roles and duties of the two positions and the individuals currently serving in these positions.

In situations where the Chairman of the Board is not deemed independent for purposes of applicable Nasdaq rules, the Company has adopted Corporate Governance Guidelines, which provide for the designation of a Lead Independent Director. Chair Beard became independent effective January 2, 2021 and, as such, the Company does not presently have a designated Lead Independent Director.

Meetings of the Board of Directors and Its Committees

During 2020, the Company’s Board of Directors held eight regular meetings and one strategic planning meeting. These meetings were convened virtually on and after April 2020 through calendar year-end 2020 during the pendency of the COVID-19 pandemic and in accordance with applicable local and state health and safety guidelines. No incumbent director attended fewer than 75% of the total number of Board meetings held during the period for which such director has been a director or Board committees on which the director served during the last fiscal year. The Company does not have a formal policy requiring directors to attend the annual shareholders meeting; however, 100% of our directors attended our 2020 annual meeting of shareholders held virtually on May 27, 2020.

Corporate Governance Guidelines and Principles

The Company continues to focus on sound corporate governance practices. The Company has adopted Corporate Governance Guidelines (the “Guidelines”), a copy of which is available on the Company’s website www.altabancorp.com  or upon request to the Company’s Investor Relations contact by email to investorrelations@altabancorp.com or by phone at (801) 642-3998.  The Guidelines have as their primary objectives sound corporate governance and continued improvement of corporate performance and accountability in creating long-term shareholder value. The Guidelines outline the Company’s position and policies with respect to, among other things, ethical conduct, confidential information, communications with third parties, director independence, establishment of a lead independent director, clawback of compensation, reimbursement of expenditures, stock ownership requirements for directors, poison pills, selection of new directors, succession planning, Board responsibilities, Board committees, management committees, executive sessions, and communications to the Company’s Audit and Compliance Committee regarding accounting and auditing matters.

In addition, Nasdaq rules define who may be considered an “independent” director and require independent directors to meet periodically in executive session. The Company has a Code of Ethics and Business Conduct, which is available on the Company’s website at www.altabancorp.com or by contacting Mark K. Olson, Chief Financial Officer, at (801) 642-3998. Further actions to enhance our corporate governance mechanisms will be taken as required by law and the exchanges upon which the Company’s shares are listed, or as otherwise deemed necessary or appropriate by the Board of Directors, with a continuing focus on high standards of corporate governance. Any amendment to or waiver from a provision of our Code of Ethics and Business Conduct will be posted on our website at www.altabancorp.com.

Independence of Directors

Under the listing requirements of The Nasdaq Capital Market, a majority of our Board must be comprised of independent directors. Our Board of Directors has determined that a majority of the Company’s directors are independent as defined under the Nasdaq rules.

Our Board conducts an annual review of director independence. During this review, our Board considers transactions and relationships during the prior year between each director or any member of his or her immediate family and the Company and its subsidiaries, affiliates and equity investors, including those reported under “Certain Relationships and Related-Party Transactions” below. Our Board also examines transactions and relationships between directors or their affiliates and members of senior management or their affiliates. The purpose of this review is to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, our Board has affirmatively determined that the following directors are independent under the Nasdaq rules and under the Company’s general standard of independence: R. Brent Anderson; Deborah S. Bayle; Richard T. Beard; Matthew S. Browning; Natalie Gochnour; and Douglas H. Swenson.  The remaining, including directors Len E. Williams and David G. Anderson, were determined to not be independent.

Director Qualifications

The Company’s Corporate Governance Guidelines contain criteria considered by the Nominating and Corporate Governance Committee in evaluating nominees for a position on the Company’s Board of Directors. All nominees, including incumbent directors, board nominees and shareholder nominees are evaluated in the same manner. Generally, the Nominating and Corporate Governance Committee believes that directors should possess the highest personal and professional ethics and integrity and should have broad experience in positions with a high degree of responsibility, corporate board experience, and the ability to commit adequate time and effort to serve as a director.

Although the Company does not have a formal diversity policy, criteria that will be considered include (i) expertise currently desired on our Board of Directors, (ii) prior public company board service, (iii) age, gender, geography, multicultural, and religious diversity attributes, (iv) finance or financial service industry experience, (v) information systems and cyber security experience or expertise, (vi) accounting and audit experience, with financial reporting and internal controls familiarity, (vii) ethical standards, and (viii) involvement in the community. The Nominating and Corporate Governance Committee also evaluates potential nominees to determine whether they meet the required standard of independence (to ensure that at least a majority of the directors will, at all times, be independent).

Pursuant to the Company’s Corporate Governance Guidelines, our directors may not serve on the board of another unaffiliated insured depository institution, bank holding company, financial holding company or thrift holding company having operations in any market area in which the Company or any of its affiliated entities has operations while serving as our director.

Committees of the Board of Directors

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include the Compensation and Management Development Committee, Nominating and Corporate Governance Committee, Audit and Compliance Committee, Enterprise Risk Oversight Committee, and Fintech Committee. Information with respect to each of the standing committees is set forth below. Our Board of Directors also may establish such other committees, as it deems appropriate, in accordance with applicable law and regulations and our corporate governance policies.

Compensation and Management Development Committee. The Compensation and Management Development Committee consists of Douglas H. Swenson, serving as Chair, with Deborah S. Bayle and R. Brent Anderson as members. The Board of Directors has determined that all of the members of the Compensation and Management Development Committee are independent directors as defined under The Nasdaq Stock Market Rules and the “non-employee director” standard within the meaning of Rule 16b-3(b)(3) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The Compensation and Management Development Committee acts under a written charter adopted by the Board of Directors, which charter is available on the Company’s website www.altabancorp.com. This committee oversees the Company’s compensation and employee benefit plans and practices, including our executive compensation plans, and our incentive compensation and equity-based plans. The Compensation and Management Development Committee annually reviews and approves corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluates his performance in light of those goals and objectives. Additionally, the Compensation and Management Development Committee reviews and, with input and recommendation from the Chief Executive Officer, approves the compensation of all other executive officers. The Compensation and Management Development Committee may establish its own procedures, including the formation and delegation of authority to subcommittees, in a manner not inconsistent with its charter, the Company’s bylaws, applicable laws or regulations, or listing standards. The Compensation and Management Development Committee may also delegate its powers under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) to one or more officers or directors to the extent permitted by applicable exchange rules or applicable corporate law, subject to certain limitations described in the 2020 Plan.  Within its charter, the Compensation and Management Development Committee has the authority to engage the services of outside advisors, experts, and others to assist the committee.  The Compensation and Management Development Committee retained the services of Blanchard Consulting Group as a compensation consultant in mid-2020.  Blanchard Consulting Group advised this committee during the latter portion of fiscal 2020 on executive compensation issues. The Compensation and Management Development Committee intends to periodically review its relationship with Blanchard Consulting Group and has determined that its retention and initial work to date has not raised any conflicts of interest. This committee met three times in 2020.  For more information regarding the role of executive officers and the independent compensation consultant in determining or recommending the amount or form of executive compensation, see the section titled “Compensation Discussion and Analysis” below.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Deborah S. Bayle, serving as Chair, with Natalie Gochnour and Richard T. Beard as members. The Board of Directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent directors as defined under The Nasdaq Stock Market Rules. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors, which charter is available on the Company’s website www.altabancorp.com. This committee is responsible for developing and implementing policies and practices relating to corporate governance, including most recently the adoption of the Company’s Corporate Governance Guidelines. In 2020, this committee used third-party consultant Center for Board Excellence (recently acquired by Nasdaq) to assist the Board in a periodic performance and evaluation assessment; all directors participated in the process, and the results of such were reported to the Board and will be used in ongoing efforts to improve the Board’s corporate governance practices. In addition, the Nominating and Corporate Governance Committee is responsible for developing criteria for the selection and evaluation of directors and recommends to the Board of Directors candidates for election as directors. This committee met six times in 2020.  The Nominating and Corporate Governance Committee is also committed to ESG governance and initiatives, actively looking for ways in which to make the Company’s Board more diverse, representative, and inclusive.

Audit and Compliance Committee. The Audit and Compliance Committee consists of R. Brent Anderson, serving as Chair, with Douglas H. Swenson and Matthew S. Browning as members, each of whom have been determined by the Board of Directors to be independent directors as defined under The Nasdaq Stock Market Rules and Rule 10A-3 of the Exchange Act. The Board of Directors has determined that each of Mr. Anderson and Mr. Swenson are an “audit committee financial expert,” as defined by the rules and regulations of the SEC. A summary of the relevant experience and qualifications of Messrs. Anderson, Swenson, and Browning can be found in the section labelled “Directors and Executive Officers” contained herein.

The Audit and Compliance Committee acts under a written charter adopted by the Board of Directors, which charter is available on the Company’s website www.altabancorp.com. The Audit and Compliance Committee is primarily responsible for monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance and public disclosure of financial information; monitoring the independence and performance of the Company’s independent registered public accountants and internal auditing department; and maintaining free and open communication between the Audit and Compliance Committee, the independent auditors, management, the internal auditing department, and the Board of Directors. This committee also reviews all potential affiliated transactions from outside vendors and between the affiliates to determine compliance with regulatory rules. This committee met 11 times in 2020.

Enterprise Risk Oversight Committee. The Enterprise Risk Oversight Committee currently consists of R. Brent Anderson serving as Chair, with David G. Anderson, Matthew S. Browning and Natalie Gochnour serving as members. This committee acts under a written charter adopted by the Board of Directors, which charter is available on the Company’s website www.altabancorp.com. This committee oversees all major enterprise risks of the Company and is tasked with reviewing enterprise risk mitigation policies. This committee met four times in 2020.

Fintech Committee. The Fintech Committee consists of Matthew S. Browning, serving as Chair, with Len E. Williams as a member. The committee provides oversight of the Company’s strategies with respect to the offering of innovative technology-driven products and services. The Fintech Committee acts under a written charter adopted by the Board of Directors, which charter is available on the Company’s website www.altabancorp.com. This committee met two times in 2020.

Communications with Directors

The Company has not adopted a formal process for shareholder communications with the Board of Directors. Under the Company’s Corporate Governance Guidelines, the Chief Executive Officer and the Chief Financial Officer have been designated as the appropriate spokespersons to communicate with outside parties, including, but not necessarily limited to, institutional investors, the press, investment bankers, regulatory bodies, and rating agencies. From time to time, directors may be asked by the Board of Directors or management to speak with other outside parties, as appropriate. Members of the Board strive to ensure that the views of shareholders are heard and that appropriate responses are provided to shareholders in a timely manner. The Company believes its responsiveness to shareholder communications to the Board of Directors has been good. A shareholder may submit any communication with directors in writing to the Company to the attention of Len E. Williams, President and Chief Executive Officer, Altabancorp, 1 East Main Street, American Fork, Utah  84003, telephone 801.642.3998.

Board Role in Risk Oversight

The Board of Directors is responsible for overseeing the Company’s management of risk. The Board established the Enterprise Risk Oversight Committee to effectively oversee the Company’s enterprise-wide risk management in a way that balances risk management with enhancement of the long-term value of the Company for the benefit of shareholders. The Board of Directors understands that its focus on effective risk oversight is critical to setting the Company’s tone and culture towards effective risk management. To administer its oversight function, the Enterprise Risk Oversight Committee seeks to understand the Company’s risk philosophy through discussions with management to establish a mutual understanding of the Company’s overall appetite for risk. The Board of Directors through the Enterprise Risk Oversight Committee maintains an active dialogue with management about existing risk management processes and how management identifies, assesses, and manages the Company’s most significant risk exposures and expects frequent updates from management about the Company’s most significant risks to enable the committee to evaluate whether management is responding appropriately.

In addition to the Enterprise Risk Oversight Committee, the Board of Directors relies on each of its other committees, other than the Fintech Committee, to help oversee the risk management responsibilities relating to the functions performed by such committees. The Audit and Compliance Committee periodically discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Compensation and Management Development Committee helps the Board of Directors to identify exposure to any risks potentially created by the Company’s compensation programs and practices. The Nominating and Corporate Governance Committee oversees risks relating to the Company’s corporate compliance programs and assists the Board and management in promoting an organizational culture that encourages commitment to ethical conduct and compliance with the law. Each Board committee regularly reports its actions and activities to the Board of Directors, including recommendations to assist the Board of Directors with its overall risk oversight function.

Code of Ethics

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct can be accessed electronically by visiting the Company’s website at www.altabancorp.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers of the Code of Ethics and Business Conduct by reporting such information on its website, at the address and location specified above. The Company has also adopted and posted to the Company’s website at www.altabancorp.com a Financial Reporting Whistleblower Policy which details how employees, officers, directors, and others may report suspected violations of the Company’s Code of Ethics and Business Conduct, other Company policies, or fraudulent activities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires the Company’s directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and shareholders with greater than 10% ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

The Company maintains that all Section 16(a) filing requirements that apply to our directors and executive officers were complied with for the fiscal year ended December 31, 2020, other than: (i) R. Brent Anderson and Paul Gunther, former director who resigned effective January 15, 2021, each of whom had one report with respect to one transaction filed after the deadline due to administrative oversight; (ii) Rick Anderson, former executive officer who retired in February 2020, who had one report with respect to two transactions, and a second report with respect to one transaction, filed after the deadline due to administrative oversight; and (iii) Len E. Williams, Mark K. Olson, Judd P. Kirkham, Judd J. Austin, Ryan H. Jones, and Christine M. Linford, each of whom had one report with respect to one transaction filed one business day after the deadline due to delayed receipt of Q2 2020 dividend allocation information from the Company’s ESOP record-keeper.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

AltabancorpTM (Nasdaq: ALTA) is the bank holding company for AltabankTM, a full-service bank providing loans, deposit and cash management services to businesses and individuals through 25 branch locations from Preston, Idaho to St. George, Utah. AltabankTM is the largest community bank in Utah with total assets of approximately $3.5 billion as of March 31, 2021. Our clients have direct access to bankers and decision-makers, who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.

The COVID-19 pandemic adversely affected the global economy, financial markets, and the overall business environment for the Company in 2020.  The Company responded promptly and proactively to the pandemic, taking steps to manage costs, to adapt operations to digital channels to service clients’ needs, to keep employees safe, and to provide financial support and relief programs to consumer and commercial clients. The Company’s return to fully normal business operations depends on, in part, widespread vaccinations and applicable state and local reopening guidelines, the timing and extent of which are not yet known. Throughout this CD&A, we provide shareholders insight into the processes, philosophies, and objectives that guided our decision-making during this challenging year.  No adjustments were made to our executive compensation plan that were driven by the impact of the COVID-19 pandemic, although extraordinary leadership efforts in assisting the Company in its navigation of the COVID-19 pandemic were recognized in additional long-term equity awards to some of our named executive officers for 2020 performance.

The Compensation and Management Development Committee of the Board of Directors (which we refer to in this CD&A as the Committee) has designed our named executive officer compensation program to incentivize continued growth in shareholder value and retain key talent in the markets in which we do business. In this section, we explain and discuss our 2020 named executive officer compensation program. This discussion is also intended to describe our compensation policies with respect to our named executive officers and to provide a review of our key compensation decisions for 2020. Our goal is to provide a better understanding, both in absolute terms and relative to our performance, of our compensation practices and the decisions made concerning the compensation payable to our named executive officers, including the Chief Executive Officer (CEO) and the other executive officers named in the “2020 Summary Compensation Table” below. We refer to the executive officers included in that table as our “named executive officers” or “NEOs” identified for 2020 as follows:

Name	Title
Len E. Williams	President and Chief Executive Officer
Mark K. Olson	Executive Vice President and Chief Financial Officer
Judd P. Kirkham	Executive Vice President and Chief Credit Officer
Judd J. Austin	Executive Vice President and Chief Banking Officer
Ryan H. Jones	Executive Vice President and Chief Lending Officer

Compensation Philosophy and Objectives

We seek to motivate and retain high-performing employees through commensurate compensation and incentive programs. Our compensation philosophy has five primary objectives intended to align our compensation practices with:

•	The Company’s Vision, Purpose, and Values;
•	Shareholder/Stakeholder Interests;
•	Talent Development and Retention;
•	Risk Management; and

•	Regulatory Guidance.

The Committee believes that an effective NEO compensation program rewards the achievement of annual strategic goals set by the Company, motivates retention and investment through long-term equity awards, and helps align our NEOs’ interests with those of our other shareholders. Our NEO compensation program is designed to attract, motivate, retain, and reward highly-qualified individuals who are committed to the achievement of solid financial performance, excellence in the management of our Company assets, and maximizing shareholder value. To accomplish this objective, our NEO compensation program is designed to provide competitive compensation and to link compensation to our Company’s financial and operational performance. The Committee generally evaluates NEO compensation against individual and external market factors to help ensure that we maintain our ability to attract, motivate, and retain key executive talent.

Total direct compensation for our NEOs generally is comprised of base salary, short-term incentives, and long-term equity awards, a portion of which is designed to be earned based on our Company’s financial performance. From time to time, our Committee may approve discretionary cash bonuses or special equity awards to recognize and reward an NEO’s individual effort in certain unique circumstances.

Executive Summary

Compensation Elements

We compensate our NEOs through a mix of:

•	base salary;
•	performance-based annual cash incentives linked to clearly defined objective financial performance goals;
•	long-term equity awards, typically awarded in the form of restricted stock units (RSUs) with three-year vesting periods; and
•	other benefits, which include certain perquisites.

2020 Performance Highlights

During 2020, we achieved the following financial and operational successes, while navigating the impact of the COVID-19 global pandemic, keeping as a top priority the health and safety of our employees, improving the client experience through digital channels, and working to ensure the safety and soundness of the bank’s business operations.

•	Total assets grew $960 million, or 40%, year-over-year to $3.37 billion;
•	Total deposits grew $860 million, or 42%, year-over-year to $2.92 billion;
•	Loans grew $14.6 million, or 0.9%, year-over-year to $1.70 billion;
•	Tangible book value per share plus dividends paid in 2020 was $2.68, which represents an annualized return of 16.66%;
•	Net interest margin was 3.79% for the twelve months ended December 31, 2020;
•	Noninterest income to average assets was 0.78% for the twelve months ended December 31, 2020;
•	Efficiency ratio was 52.44% for the twelve months ended December 31, 2020;
•	Noninterest expense to average assets was 2.30% for the twelve months ended December 31, 2020;
•	Return on average assets was 1.52% and return on average equity was 12.44% for the twelve months ended December 31, 2020;

•	Cash and liquid investment securities grew $942 million, or 152%, to $1.56 billion, or 46% of total assets;
•	Allowance for credit losses increased $9.8 million, or 31.22%, to $41.2 million, or 2.43% of total loans, at December 31, 2020;
•	Regulatory capital leverage ratio was 10.38% and total risk-based capital ratio was 19.17% at December 31, 2020;
•	Annualized net charge-offs to average loans was 0.14% for the twelve months ended December 31, 2020; and
•	Nonperforming assets to total assets was 0.27% at December 31, 2020.

2020 Pay and Governance Policies and Practices

The Committee is expected to periodically review our pay and governance programs with an independent compensation consultant and has adopted the following market practices and policies:

•	We aim to align NEO compensation with shareholder interests;
•	We tie NEO annual incentive awards to objective, challenging financial performance goals and grant equity-based awards based generally on performance achievement during the preceding fiscal year;
•	We provide long-term equity awards to NEOs to motivate retention with and investment in the Company;
•	We avoid excessive risk while designing incentive programs;
•	We do NOT provide for excise tax gross-up for “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (“Code”) in any employment agreements;
•	We maintain a clawback policy applicable to all NEOs;
•	We strive to provide compensation at levels competitive with those offered in the financial services industry and our market area;
•	We strongly discourage NEOs from hedging or pledging our securities;
•

We make executive compensation awards under an equity incentive plan that has limitations on “share recycling,” generally does not permit stock options or stock appreciation rights (SARs) to be repriced without shareholder approval or granted at a discount, and does not permit dividend payments on unvested awards until after the earning and vesting of such awards; and

•	We provide for a minimum required vesting period under our 2020 plan.

A significant portion of total compensation opportunity for our executives is performance-based, with goals focused on growing sustainable company value while appropriately managing risk. Performance-based pay (including RSUs, which are granted based generally on an evaluation of fiscal year performance) comprised 50% of our Chief Executive Officer’s target total direct compensation opportunity in 2020 and up to 40% for the other named executive officers. The following table provides a summary.

2020 Pay Component	Chief Executive Officer	Other Named Executive Officers
Base Salary	50%	60%
Target Annual Cash Incentive	25%	20%
Target Time-based Restricted Stock Units (RSUs)	25%	20%
Total Target Direct Compensation	100%	100%

2020 Compensation-Setting Process

This section describes how NEO compensation is set, including the role of the Committee, the role of the independent compensation consultant, the role of management, and the consideration of competitive market data (including a discussion of the Company’s peer group).

Committee Role

Our Committee oversees our NEO compensation programs, with particular attention to the compensation for our CEO, to ensure that our compensation philosophy is consistent with the best interests of the Company and our shareholders. The Committee reviews and approves (or, as appropriate, recommends to our Board for approval) changes to our NEO compensation policies and programs. While our Committee has established objective, formula-based arrangements, it believes that an effective executive compensation program also requires the use of sound business judgement and the ability to exercise discretion. Accordingly, our Committee retains discretion to adjust the mix of cash and equity compensation components, adjust the mix of equity awarded, and offer other forms of equity-based compensation. In the past, our Committee has exercised its discretion and modified the recommended adjustments or awards to our NEOs. We believe that this discretion allows our Committee to better calibrate the relative contributions of each named executive officer and to respond to market practices as our business needs change.

Role of Independent Compensation Consultant in Compensation Decisions

The Committee engaged Blanchard Consulting Group as its independent compensation consultant in 2020 to advise the Committee on executive compensation matters and to provide a comprehensive executive compensation review, as well as proxy writing assistance. Blanchard Consulting Group is a national firm with an exclusive focus on the banking and financial services industry. Blanchard Consulting Group did not provide additional services other than compensation consulting to the Committee. The Committee conducted an assessment of potential conflicts of interest and independence issues for Blanchard Consulting Group, and no conflicts of interest or independence issues were identified by the Committee. The Committee and executive management utilized the Blanchard Consulting Group executive compensation report to assist with executive pay decisions during 2020, but did not solely rely on them.

Role of Executive Officers in Compensation Decisions

Our annual and long-term equity award-based executive compensation is structured to reward our named executive officers for achieving our Company’s business goals. From time to time, our Committee relies upon recommendations made by our management, and in particular, our CEO, regarding compensation for our NEOs other than our CEO. As part of its review and establishment of the performance criteria and compensation of our named executive officers, our Committee meets separately with our CEO at least once each year and with our other NEOs if and as it deems appropriate. Our CEO annually reviews the performance of each of our other NEOs with our Committee and makes recommendations to our Committee regarding such other NEOs’ compensation. Our Committee makes its compensation decisions for our NEOs other than the CEO based in part on that review and the recommendations of our CEO. Each year, our CEO’s performance is reviewed by our non-management directors, and based on that review, our Committee makes a recommendation to the non-management directors regarding the compensation of our CEO.

Setting Executive Compensation

Our Committee evaluates the performance of our CEO and the other NEOs as described above and reviews and approves the annual salary and any annual cash incentive/bonus, long-term equity award compensation, and other material benefits of our NEOs other than our CEO, subject to the terms of any applicable employment agreements. Based on the recommendations of our Committee, our non-management directors approve the annual salary and any annual cash incentive, bonus, long-term equity award compensation and other material benefits of our CEO, subject to the terms of the CEO’s employment agreement.

The Committee’s evaluation of the peer group comparison and Blanchard Consulting Group’s assessment of our compensation practices and levels in the 2020 comprehensive executive compensation review report (which was based primarily on available data from 2019) concluded:

•

The Company’s financial performance was very strong versus peers. While our asset size for the peer group falls in the 35th percentile, we achieve 90th percentile performance in various key financial metrics areas, such as return on average assets (ROAA), return on average equity (ROAE), net interest margin (NIM), efficiency ratio, and tangible equity ratio, as summarized in the table below. The numbers shown below are based on the 2019 year for peers and the Company, and the peer group consists of the banks identified on page 16 below.

	Total Assets	Asset Growth 3 Yr	ROAA	ROAE	NIM	Efficiency Ratio	Tangible Equity Ratio

Altabancorp	2,406,334	44.44	1.93	14.14	5.07	47.67	12.77
Percentile	35th	67th	High	92nd	97th	95th	97th

Peers
Average	3,197,212	53.70	1.14	9.52	4.00	60.05	10.49
25th Percentile	1,696,111	27.42	1.01	7.49	3.64	64.10	9.81
50th Percentile	3,012,851	31.74	1.19	9.45	3.97	60.35	10.46
75th Percentile	4,498,727	75.09	1.37	10.79	4.22	56.21	11.18

•	The Company has adequate and appropriate compensation tools available to attract, motivate, and retain high-quality, skilled executives and to provide a mix of short-term and long-term compensation.
•

“Total cash compensation” (base salary + annual cash incentive / bonus) of the named executive officers was within a market competitive range versus peers for Messrs. Williams and Olson and below a market competitive range for the remaining NEOs.

•	For “direct compensation” (total cash compensation + 2019 peer equity awards), the Company’s positioning versus the peer group was similar to cash compensation.
•

“Total compensation” (direct compensation + other compensation + retirement benefits / perquisites) supports that the Company has competitive executive benefits, although the report noted the Company does not presently have an executive deferred compensation program. Again, total compensation positioning was similar to cash compensation (within a market competitive range versus peers for Messrs. Williams and Olson and below a market competitive range for the remaining NEOs). Note that the numbers shown in the table below, unless otherwise indicated, are based on 2019 compensation for peers and the Company.

The following tables provide our view of comparisons between the total direct compensation of our CEO and CFO as compared to substantially similar compensation elements provided by peer group companies during 2019 (which data was aged by 3% to estimate 2020 amounts). In particular, for our CEO and CFO, this table uses actual base salary for 2020, the annual cash incentive award earned for 2019 and paid in 2020, and the approximate grant date fair value of long-term equity incentive awards granted for 2019 performance. This table does not include or separately report other compensation that is required to be included in our Summary Compensation Table, including the amounts reported under the “All Other Compensation” column of such table.  As such, this table should not be viewed as a substitute for the 2020 Summary Compensation Table.

	Salary ($)	Annual Incentive ($)	Annual Incentive as % of Salary	Total Cash Comp ($)	Equity ($)	Equity as % of Salary	Total Comp ($)

CEO	486,000	288,631	59.00	774,631	280,000	58.00	1,082,646
Percentile	41st	49th	51st	53rd	66th	72nd	47th

Peers
Average	575,061	443,568	69.00	1,018,629	352,678	53.00	1,637,454
25th Percentile	455,775	113,663	25.00	552,978	55,288	10.00	804,772
50th Percentile	515,000	293,141	58.00	760,004	198,582	42.00	1,107,349
75th Percentile	648,000	687,570	100.00	1,407,283	311,660	60.00	2,153,944

	Salary ($)	Annual Incentive ($)	Annual Incentive as % of Salary	Total Cash Comp ($)	Equity ($)	Equity as % of Salary	Total Comp ($)

CFO	300,000	141,109	47.00	441,109	140,000	47.00	616,680
Percentile	14th	45th	46th	37th	71st	81st	43rd

Peers
Average	331,302	168,615	49.00	499,918	113,079	33.00	739,103
25th Percentile	307,927	76,448	26.00	393,032	23,754	8.00	506,122
50th Percentile	329,874	170,901	53.00	470,535	90,456	29.00	643,163
75th Percentile	356,960	256,341	68.00	569,856	150,895	42.00	848,007

External Comparative Pay Information – Peer Group

The Committee considers external pay comparison data as a market check on its compensation decisions.  Blanchard Consulting Group provided a 2020 executive compensation review report which supplied market salary survey data from the banking and financial industry. Additionally, with input from Blanchard Consulting Group, the Committee also identified a peer group that it believes appropriately reflects our peers for purposes of evaluating executive compensation. Our current peer group consists of the 22 banks listed below, which banks are located in California, Colorado, Kansas, Texas, and Washington. The peer group was selected based on geographic location and asset size and utilized as part of the 2020 Blanchard Consulting Group executive compensation review. At the time the peer group was compiled, the peer banks were between $1.2 billion and $6.0 billion in asset size as of year-end 2019, with a median 2019 asset size of $3.0 billion. Currently, the Company’s assets are approximately $3.5 billion.  Our peer group is reviewed periodically and was updated in 2020. The differences between our 2019 and 2020 peer groups were intended primarily to reduce the number of companies in the peer group and to make adjustments for the Company’s increased asset size. For purposes of 2020 and as compared to our 2019 peer group, we removed the following companies: Luther Burbank Corporation; Tri Counties Bank; First Foundation Inc.; First Northwest Bancorp; Riverview Bancorp; and Provident Financial Holdings; and we added the following companies: CrossFirst Bankshares, Inc.; South Plains Financial, Inc., and First Western Financial, Inc.

Allegiance Bancshares, Inc.	Farmers & Merchants Bancorp	Pacific Mercantile Bancorp
Bank of Commerce Holdings	First Financial Northwest, Inc.	Preferred Bank
Bank of Marin Bancorp	First Northern Community Bancorp	RBB Bancorp
BayCom Corp	First Western Financial, Inc.	Sierra Bancorp
CBTX, Inc.	Guaranty Bancshares, Inc.	South Plains Financial, Inc.
Central Valley Community Bancorp	Heritage Commerce Corp	Triumph Bancorp, Inc.
CrossFirst Bankshares, Inc.	Heritage Financial Corporation
Equity Bancshares, Inc.	National Bank Holdings Corporation

2020 Named Executive Officer Compensation Decisions and Actions

Base Salary

We provide our NEOs with a base salary to compensate them for the expertise and value they bring to us. Base salary is determined for each individual based on the executive’s position and responsibility, taking into account the executive’s impact level, external market data, scope of responsibility, prior experience, past accomplishments, and other similar factors, as well as the Company’s overall financial well-being.

Salary levels for our NEOs are reviewed and approved by the Committee annually as well as upon a promotion or other change in job responsibility. The salary levels, including any increases, are also based on our Committee’s evaluation of the individual’s strengths, development, and expected future contributions with respect to the corporate goals and objectives relevant to the individual’s compensation, including individual performance. In 2020, our Committee approved the following base salaries for our NEOs:

Name	Title	Increase Over 2019	2020 Base Salary ($)
Len E. Williams	President and Chief Executive Officer	8.0%	486,000
Mark K. Olson	Executive Vice President and Chief Financial Officer	9.1%	300,000
Judd P. Kirkham	Executive Vice President and Chief Credit Officer	15.0%	230,000
Judd J. Austin	Executive Vice President and Chief Banking Officer	51.2%	230,000
Ryan H. Jones	Executive Vice President and Chief Lending Officer	10.8%	205,000

All of our NEOs received base salary increases in 2020, a portion of which is attributable to and consistent with general salary increases within the Company for the fiscal year of approximately 2%. With the exception of Mr. Austin, the balance of the respective increases was commensurate with the Committee’s determination to bring base salaries more in line with market comparables. Messrs. Kirkham, Jones, and Austin are relatively new to their executive roles and, as such, the Committee and the Company are committed to bringing their respective base salaries more in line with the market as they acquire additional leadership experience and subject matter expertise. Mr. Austin’s base salary increase was noticeably higher than others because he transitioned from a market area manager position and assumed an executive level role effective January 1, 2020.

Target Incentives for Compensation

The Committee believes that performance-based opportunities and equity ownership by our NEOs are significant factors in aligning the interests of management with those of shareholders. To that end, the Committee has established targets for cash incentives and for equity awards. The table below summarizes those targets (as percentages of base salary), which target percentages were the same in 2019, except for Mr. Austin who did not have such targets in 2019 because he became an executive officer effective January 1, 2020. Cash incentives are based on achievement of pre-established individual performance goals and Company goals, while equity awards are based on the Committee’s evaluation of fiscal year performance and are intended to motivate retention with and investment in the Company. Typically, cash incentives and equity awards are paid out or granted, as applicable, in the first quarter of the following fiscal year for the prior fiscal year’s performance; for example, cash incentives and equity awards for 2020 performance were paid out or granted, as applicable, in the first quarter of 2021.

Executive	Target Cash Incentive	Target Equity Incentive
Len E. Williams	50%	50%
Mark K. Olson	40%	40%
Judd P. Kirkham	30%	30%
Judd J. Austin	35%	35%
Ryan H. Jones	30%	30%

COVID-19 Pandemic Impact on Executive Compensation Plan

The Committee’s formal approval of the Company’s executive compensation plans, goals, and metrics for 2020 occurred prior to the onset of the COVID-19 pandemic. The Committee closely monitored the impact of the COVID-19 pandemic and the financial services industry generally and assessed during the course of 2020 whether adjustments or changes should be made to the executive compensation plan. The Committee determined not to alter the design of the 2020 executive compensation plan during the pendency of the COVID-19 pandemic as economic conditions continued to evolve and market impact was not known. The 2020 executive compensation plan was largely consistent with prior years’ compensation plans, and management and the Committee followed their customary processes in developing the executive compensation plan.

Cash Incentive Compensation

We believe that a portion of our NEOs’ cash compensation should be earned based on the Company’s annual performance, so that our executive officers are appropriately motivated to maximize our financial and operating performance each year. Early each year, our Committee selects executive officers to participate in the annual incentive program and determines the amount of the award and the performance goals for the participant. After year-end, our Committee determines whether the objectives and conditions for earning the awards have been met.

For 2020, our Committee approved annual incentive award opportunities for our NEOs based on the metrics and weightings described below.

Executive	Company Performance Weighting	Individual Performance Weighting	Total
Chief Executive Officer	70%	30%	100%
Other Named Executive Officer	63%	37%	100%

Each NEO had a target incentive award opportunity expressed as a percentage of their salary in 2020, as described above under “Target Incentives for Compensation.”

Consistent with our focus on aligning pay and performance, a significant portion of the annual pay opportunity for the executive management team is based on the achievement of specific Company financial goals. The Committee selected net income and return on average equity as the Company financial goals for our NEOs’ 2020 annual cash incentive program because the Committee believed that improvement in and achievement of these two metrics would drive overall Company financial performance and, in turn, shareholder value. The table below sets forth the “threshold,” “target” and “maximum” goal levels established for the Company financial goals in 2020.

Company Performance Goal	Weighting	Threshold ($ in thousands) (50% payout)	Target ($ in thousands) (100% payout)	Maximum ($ in thousands) (150% payout)	Actual ($ in thousands)	Payout as % of Target Award
Net Income	50%	36,180	40,570	44,960	43,502	120%
Return on Average Equity	50%	10.42%	11.68%	12.95%	12.44%	119%

The Committee selected net income and return on average equity as the performance metrics for our NEOs’ annual cash incentive program because it believed that improvement in and achievement of these two metrics would drive overall Company financial performance and, in turn, shareholder value. If the target level for each performance metric is attained, the cash incentive award is designed to pay out at 100% for that metric. The threshold is the lowest level of payout below which no payment is made for the specific component, except that regardless of the actual attainment of the other individual metrics, no payment will be made to any of the NEOs unless we achieve certain thresholds for each of the Company financial goals. If performance in 2020 exceeded the target for a performance metric, the annual incentive payout could be up to a maximum 150% of the incentive award opportunity with respect to such metric for each of the NEOs. If performance for a metric is between the specified threshold and target, or target and maximum, the actual payout is determined based on straight-line mathematical interpolation.

Individual performance goals are tailored to job functions and responsibilities and include divisional financial performance, asset quality, expense control, operational risk management and controls, sales management, and loan and/or deposit growth.  With respect to each such goal, an NEO has the opportunity to earn the portion of the annual cash incentive weighted toward that goal at a specified minimum percentage if “threshold” performance is attained up to a “maximum” percentage if exceptional performance is attained. No portion of the annual cash incentive weighted toward a particular individual performance goal is earned if the “threshold” performance level is not attained. Annual target levels of achievement are designed to be challenging yet reasonably attainable, with threshold awards set at expected levels of attainment, and maximum awards set at what we believe to be an extremely difficult level of attainment to achieve. Factors considered in setting those target levels include our strategic goals, our historical performance, our peer group’s historical performance, and the Company’s estimated 2020 performance.

Special circumstances may arise that merit discretionary adjustments that vary from the plan design of awards. The Committee will document the specific rationale for any such adjustments and share that information with the affected NEO. The Committee did not make discretionary adjustments to the cash incentive program for NEOs in 2020.

In January 2021, our Committee determined the degree to which the cash incentive award goals for 2020 were achieved. The Committee considered, among other factors, the Company’s consistent above peer performance, the successful execution of various project initiatives to improve technology, increase efficiencies, and enhance client experience, and the attainment of individual performance goals metrics. For 2020, the actual achievements for the specific performance metrics are set forth below. Since the specified minimum target level for our NEOs was achieved based on individual and Company performance goals, our NEOs earned the amounts shown below under the 2020 annual cash incentive program. The amount of each annual cash incentive payment is also shown in our 2020 Summary Compensation Table under the column captioned “Non-Equity Incentive Plan Compensation.”

Executive	Target Cash Incentive (as % of Base Salary)	Target Cash Incentive Amount ($)	Payout for Company Performance ($)	Payout for Individual Performance ($)	Total Cash Incentive Payout ($)	Total Cash Incentive Payout (% of Target)
Len E. Williams	50%	243,000	195,500	67,433	262,933	108%
Mark K. Olson	40%	120,000	96,543	45,000	141,543	118%
Judd P. Kirkham	30%	69,000	47,583	26,565	74,148	107%
Judd J. Austin	35%	80,500	55,513	28,578	84,091	104%
Ryan H. Jones	30%	61,500	42,410	18,759	61,169	99%

Long-Term Equity Compensation

Our Committee believes that granting equity-based awards from time to time provides our NEOs with a strong economic interest in maximizing shareholder returns over the longer term and is important in retaining and recruiting the key talent necessary to help ensure our Company’s continued financial success. As a result, our equity compensation plans have been designed to promote the long-term financial interests and growth of our Company by helping attract and retain management with the ability to contribute to the success of the business, by providing an opportunity for increased equity ownership by our NEOs and by maintaining competitive levels of total compensation.

Our shareholders approved the 2020 Plan as part of our 2020 annual shareholder meeting proposals, and all awards granted in 2021 for 2020 performance were made under the 2020 Plan. The 2020 Plan provides for the grant of RSUs, incentive stock options, non-qualified stock options, and other stock-based awards. The Committee believes that the ability to grant various types of equity awards offers more flexibility in designing the overall compensation packages. In recent years, we have chosen restricted stock unit awards as our preferred equity vehicle.  The use of RSUs, or full-value equity grants, is very prevalent within the banking industry based on our independent compensation consulting studies and regulatory best practices. As such, we felt it was appropriate from a market competitive standpoint to again use this type of equity award in 2020.  Our Committee oversees administration of our equity compensation plan.  Equity awards to our executive officers for 2019 performance, which carried an effective grant date of January 1, 2020, were made under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”).

2020 Equity Grant Opportunities

Our Company’s long-term incentive practice for 2020 was to provide an opportunity for our NEOs to receive grants of RSUs (to be granted, if at all, on the first day of 2021) based on the Committee’s discretionary, subjective evaluation of Company and individual performance during 2020. In 2020, the Committee determined, for each NEO, a targeted 2021 RSU grant dollar value, as described above under “Target Incentives for Compensation.” However, the Committee retained discretion to ultimately grant awards of lesser or greater value based on its subjective look back at 2020 performance.

Once granted based generally on that performance evaluation, RSUs generally vest over time. To the extent RSUs vest, the recipient receives one share of our common stock for each vested RSU.

The RSUs granted effective January 1, 2021 to the NEOs for 2020 performance generally vest in three substantially equal annual installments, commencing on the first anniversary after the date of grant. The below table shows the components for the long-term equity awards, including target percentage and amounts actually granted and corresponding percentage of the targeted grant value for each of our NEOs.

Executive	Target Equity Incentive	Target Equity Incentive Amount ($)	Actual RSU Grant Value ($)	Actual RSU Grant Value (% of Target)
Len E. Williams	50%	243,000	303,742	125%
Mark K. Olson	40%	120,000	149,986	125%
Judd P. Kirkham	30%	69,000	79,991	116%
Judd J. Austin	35%	80,500	80,493	100%
Ryan H. Jones	30%	61,500	69,995	114%

The actual RSU grant values were determined by the Committee based on its evaluation of 2020 performance, as described above.

2019 Equity Grant Payouts

Effective January 1, 2020, the Committee approved the following RSU grants to the NEOs based on their performance for 2019, which RSUs generally vest in three substantially equal installments,

commencing on the first anniversary of the date of grant: Williams, 9,296 RSUs; Olson, 4,648 RSUs; Kirkham, 2,490 RSUs; Austin, 1,444 RSUs; and Jones, 2,158 RSUs.

Discretionary Awards

No discretionary cash bonuses were paid to our NEOs in or for 2020. However, the Committee exercised discretion in awarding long-term equity awards for 2020 performance, recognizing executive management’s extraordinary efforts in assisting the Company in its navigation of the COVID-19 pandemic. The following NEOs received the following additional equity amounts: Williams $60,750; Olson $30,000; Kirkham $11,000; and Jones $8,500. Mr. Austin did not receive an additional equity award inasmuch as his eligible compensation had increased significantly in assuming the Chief Banking Officer role effective January 1, 2020.

Employee Stock Ownership Plan

The Company formed an Employee Stock Ownership Plan (“ESOP”) in November 2018 to provide eligible employees with the benefits of ownership in the Company. The Company currently makes annual cash contributions to the ESOP to be used by the ESOP to acquire the Company’s shares in the open market. For the 2019 and 2020 plan years, the Company made $1.1 million and $1.2 million, respectively, cash contributions to the ESOP. The Company believes that providing an ownership stake to all eligible employees ensures alignment throughout the organization with our shareholders.

Personal Benefits and Perquisites

We provide our NEOs with a limited number of perquisites and other benefits that we believe are reasonable and consistent with our overall compensation program and better enable us to attract and retain employees for key positions. These consist of payment of premiums on bank-owned life insurance policies for all NEOs and, in the case of the CEO, provision of a company-owned vehicle and certain club dues. During 2020, the Company provided relocation benefits to Mr. Austin in connection with his move from Preston, Idaho to the Company’s headquarters in American Fork, Utah.

Retirement and Post-Employment Benefits

Our Company sponsors a 401(k) retirement plan for substantially all of our U.S. employees (“401(k) Plan”), pursuant to which we match contributions each pay period at 100% of the employee’s contributions for the first 3% of eligible compensation, and 50% of the employee’s contribution on the next 3% of eligible compensation, for a maximum match of 4.5% of eligible compensation. Our NEOs participate in the 401(k) Plan on the same terms as our other eligible employees. We believe the 401(k) Plan, which has limited cost to our Company, is set at a reasonable level, is highly valued by participants, and is part of a competitive compensation program consistent with our overall goal of attracting and retaining qualified employees.

Agreements with Individual NEOs

On November 19, 2020, the Company entered into the following agreements (collectively, the “Agreements”): (1) an employment agreement with Len E. Williams, Chief Executive Officer and President of the Company (“Williams Agreement”); and (2) an employment agreement with Mark K. Olson, Chief Financial Officer and Executive Vice President of the Company (“Olson Agreement”).

The Williams Agreement.  The Williams Agreement was effective as of November 19, 2020 (the “Effective Date”) and expires on the third anniversary of the Effective Date, provided that on each anniversary of the Effective Date the term is automatically extended for an additional twelve-month period, unless terminated by a 90-day notice given by either party prior to the anniversary of the Effective Date.  For 2020, the Company paid a minimum salary to Mr. Williams of $486,000, which amount is subject to adjustment as the Company’s Board may determine from time to time.  The Williams Agreement provides for participation in a bonus based primarily on performance criteria in an incentive plan approved annually by the Committee, ranging from a minimum 25% of base salary, a target of 50%, and a maximum of 75% of base salary.  Mr. Williams is entitled to long-term incentives in the form of equity grants, as approved by the Committee and Board.  In addition, Mr. Williams is eligible to participate in all employee benefit plans, including health insurance benefits and 401(k) and ESOP plans.  The Company’s Board may terminate the

Williams Agreement at any time for cause or disability.  In the event Mr. Williams terminates his employment for good reason or the Company terminates Mr. Williams’ employment without cause, Mr. Williams is entitled to severance payments of his then base salary and a minimum 20% annual bonus for 18 months following such termination.  The Williams Agreement also contains a change in control provision under which, and subject to certain time periods and conditions precedent, Mr. Williams would be entitled to receive a lump sum severance payment in the amount equal to 36 months of his then base salary and minimum 20% annual incentive, and all unvested equity awards would immediately vest, if his employment is terminated (other than for cause or due to death or disability), or if he terminates for “good reason,” within 24 months after a change in control.  A change in control under the Williams Agreement occurs when: (1) any person or group owns 30% or more of the outstanding voting securities of the Company or, in the case of the group consisting of the Reporting Persons on Schedule 13D filed on June 12, 2020 (as amended on July 22, 2020), individually or in the aggregate, ownership of outstanding voting securities of the Company reaches 35%; (2) the Incumbent Board (as such term is defined in the agreement) ceases for any reason to constitute at least a majority of the Board; (3) consummation of a reorganization, merger or consolidation or similar transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or securities of another entity by the Company or any of its subsidiaries under certain terms and conditions; or (4) the consummation of a liquidation or dissolution of the Company or the operating bank subsidiary.

The Olson Agreement.  The Olson Agreement was effective as of November 19, 2020 and expires on the third anniversary of the Effective Date, provided that on each anniversary of the Effective Date the term is automatically extended for an additional twelve-month period, unless terminated by a 90-day notice given by either party prior to the anniversary of the Effective Date.  For 2020, the Company paid a minimum salary to Mr. Olson of $300,000, which amount is subject to adjustment as the Company’s Board may determine from time to time.  The Olson Agreement provides for participation in a bonus based primarily on performance criteria in an incentive plan approved annually by the Committee, ranging from a minimum 20% of base salary, a target of 40%, and a maximum of 60% of base salary.  Mr. Olson is entitled to long-term incentives in the form of equity grants, as approved by the Committee and Board.  In addition, Mr. Olson is eligible to participate in all employee benefit plans, including health insurance benefits and 401(k) and ESOP plans.  The Company’s Board may terminate the Olson Agreement at any time for cause or disability.  In the event Mr. Olson terminates his employment for good reason or the Company terminates Mr. Olson’s employment without cause, Mr. Olson is entitled to severance payments of his then base salary and a minimum 20% annual bonus for 18 months following such termination.  The employment agreement also contains a change in control provision under which, and subject to certain time periods and conditions precedent, Mr. Olson would be entitled to receive a lump sum severance payment in the amount equal to 30 months of his then base salary and minimum 20% annual incentive, and all unvested equity awards would immediately vest, if his employment is terminated (other than for cause or due to death or disability), or if he terminates for “good reason,” within 24 months after a change in control.  A change in control under the Olson Agreement occurs when: (1) any person or group owns 30% or more of the outstanding voting securities of the Company or, in the case of the group consisting of the Reporting Persons on Schedule 13D filed on June 12, 2020 (as amended on July 22, 2020), individually or in the aggregate, ownership of outstanding voting securities of the Company reaches 35%; (2) the Incumbent Board (as such term is defined in the agreement) ceases for any reason to constitute at least a majority of the Board; (3) consummation of a reorganization, merger or consolidation or similar transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or securities of another entity by the Company or any of its subsidiaries under certain terms and conditions; or (4) the consummation of a liquidation or dissolution of the Company or the operating bank subsidiary.

The Austin Agreement.  On October 1, 2019, the Company entered into a change in control agreement with Judd J. Austin, who became the Company’s Chief Banking Officer effective January 1, 2020 (“Austin Agreement”).  The Austin Agreement is effective as of January 1, 2020 for a one-year term, with automatic renewal for successive one-year terms unless certain advance notice of non-renewal or termination thereof by the Company is given.  Under the change of control provision in the Austin Agreement, if Mr. Austin’s employment is terminated by the Company or AltabankTM without cause or by Mr. Austin for good reason within 12 months after a change in control, he would be entitled to receive (subject to his execution of a release of claims against the Company) a lump sum severance payment in the amount equal to 12 months of his then base salary and minimum 20% annual incentive, and all unvested equity awards would immediately vest.  A change in control occurs under the Austin Agreement when (1) any person or entity acquires 50% or more of the Company’s then outstanding voting capital stock, (2) the consummation of the sale or disposition by the Company or AltabankTM of all or substantially all of the Company’s or the operating bank’s assets, or (3) the consummation of a liquidation of the Company or AltabankTM.

For more information regarding these individual arrangements and the benefits provided thereunder, please see “Potential Payments Upon Termination or Change of Control” below.

Equity Ownership Guidelines

The Company does not presently have equity ownership guidelines for NEOs.  However, to reinforce the alignment of our NEOs’ long-term financial interests with the interests of the Company and our shareholders, the Committee has determined that long-term incentive compensation in the form of equity awards is critical and beneficial.

Further, with respect to director equity ownership, our Corporate Governance Guidelines provide in relevant part: “It is generally desirable for Directors to own and retain a significant number of shares or share equivalents of the Company’s stock, and for new Directors to work toward that goal.”

Under the Company’s Insider Trading Policy, our executive officers are prohibited from engaging in certain transaction in our securities, including short sales and publicly-traded options, and are strongly discouraged from participating in hedging or pledging transactions.

Clawback Policy

The Company’s Corporate Governance Guidelines outline our clawback policy, which provides that the Board, or a designated Board committee, may seek to recover from any current or former corporate officer any equity-based compensation paid during the three-year period preceding the date the Board or designated Board committee first learns of the matter, if the Board or designated Board committee determines such officer engaged in one or more of the following: (1) provision of erroneous data or material noncompliance with financial reporting requirements under applicable securities laws that results in a material misstatement of the Company’s financial results; (2) a material violation of Company policy; (3) fraud; or (4) willful misconduct. The Company will implement this policy consistent with applicable rules or regulations promulgated by the SEC, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company believes the clawback policy assists with risk mitigation.

Risk Considerations In Our Compensation Program

Our executive compensation consists of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income so our executive officers are not pressured to focus exclusively on short-term gains, which may be detrimental to long-term stock price appreciation and other business metrics. The variable portions of compensation consist of cash incentives and long-term equity incentives (time-based RSUs). Annual cash incentive compensation is generally tied to the achievement of individual and corporate performance goals based on metrics established by the Committee. For 2020, we used net income and return on average equity as goals for short-term incentives. We believe the variable components of compensation motivate our executive officers to produce short-term and long-term operating results, while the fixed element of compensation helps provide security so that management is not encouraged to take unnecessary or excessive risks in working to produce such results. Periodically, our Committee conducts a risk review of the compensation programs for all employees, including our NEOs. In 2020, a market pay analysis study was conducted, and following discussions held in Committee meetings that addressed risks associated with our plans and metrics, we believe our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our Company. The Company is committed to periodically monitoring its compensation policies to determine whether its risk management objectives are being met and properly balanced against appropriately incentivizing its employees.

Consideration of Shareholder Say-on-Pay Vote

The Company was previously an emerging growth company under the Jumpstart Our Business Startups (JOBS) Act of 2012. As such, it has not yet conducted an advisory vote for our shareholders to approve the compensation of our NEOs. The Committee and the Board value the opinions of our shareholders and expect to consider the outcome of any such advisory votes that we may conduct in the future when making future compensation decisions regarding the Company’s NEOs.

Tax and Accounting Considerations

We recognize a charge to earnings for accounting purposes for equity awards over their requisite service period. With respect to the tax deductibility of compensation, although the “performance-based compensation” exception under Section 162(m) of the Code was repealed as part of the late 2017 U.S. tax reform, generally effective as of January 1, 2018, our Committee still considers the tax deductibility of compensation. However, our Committee is fully authorized to approve compensation that may not be deductible when it believes that such payments are appropriate to attract and retain executive talent.

Conclusion

We recognize the importance of attracting, motivating, retaining, and rewarding executive talent who can effectively lead our business. Our Committee continues to analyze and adjust our compensation programs to emphasize the alignment of our NEOs’ interests with the long-term interests of our shareholders. The Committee seeks to incentivize our NEOs to maximize our Company’s performance and reward them for their achievements. With the various components of our executive compensation programs, our Committee seeks a balance between fixed and at-risk compensation, cash and equity, and short-term and long-term rewards with the ultimate objective of creating long-term value for our shareholders.

Compensation Committee Report

The Compensation and Management Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation and Management Development Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

Compensation and Management Development Committee

Douglas H. Swenson
Deborah S. Bayle
R. Brent Anderson

Executive Compensation Tables and Other Disclosures

2020 Summary Compensation Table

The following table sets forth the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers still serving on December 31, 2020, for fiscal years 2018, 2019, and 2020:

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Len E. Williams	2020	486,000	303,742	262,933	22,601	1,075,276
President and Chief	2019	450,000	279,996	288,631	27,238	1,045,865
Executive Officer	2018	423,800	170,016	250,000	21,237	865,053
Mark K. Olson	2020	300,000	149,986	141,543	16,735	608,264
Executive Vice President	2019	275,000	139,998	141,109	34,327	590,434
and Chief Financial Officer	2018	250,000	75,013	110,865	26,581	462,459
Judd P. Kirkham (5)	2020	230,000	79,991	74,148	19,516	403,655
Executive Vice President
and Chief Credit Officer
Judd J. Austin (5)	2020	230,000	80,493	84,091	58,687	453,271
Executive Vice President and
Chief Banking Officer
Ryan H. Jones (5)	2020	205,000	69,995	61,169	19,122	355,286
Executive Vice President and
Chief Lending Officer

(1)	The figures shown for salary represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant to the 401(k) Plan.
(2)

The awards in this column were granted on the first day of the following year for performance in the prior year; in other words, the stock award amount shown for 2020 was granted effective January 1, 2021, for 2020 performance, and represent to the Company 2020 equity awards. The amounts reported in this column for 2020 represent the aggregate grant date fair value of the RSUs granted and are computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718. The amounts do not represent income actually realized by the NEOs. For information on the valuation assumptions used in calculating these amounts, refer to Note 11 to our financial statements in the Original Filing.

(3)	Non-equity incentive plan compensation for 2020 includes annual cash incentive award payouts as approved by the Board for achieving certain performance-based criteria.

(4)

The amounts included in this column are quantified below under “All Other Compensation.” The NEOs participate in certain group life, health, disability insurance, and medical reimbursement plans, that are generally available to all salaried employees and do not discriminate in scope, terms, or operation. As such, the 2020 amount shown for each NEO does not include any of these benefit plan amounts. For 2019 and 2018, however, “All Other Compensation” for Mr. Williams included company-paid group life, health, disability insurance and medical reimbursement plans of $10,776 and $11,901, respectively, and “All Other Compensation” for Mr. Olson included company-paid group life, health, disability insurance and medical reimbursement plan amounts of $16,448 and $17,691, respectively, even though, in each case, such benefits were provided on a non-discriminatory basis.

(5)	Messrs. Kirkham, Austin, and Jones were not NEOs for any year prior to 2020 due to the Company’s emerging growth company reporting status.

All Other Compensation

The following table sets forth details of “All Other Compensation” as presented above in the 2020 Summary Compensation Table.

Name	Employer 401(k) Matching Contribution ($)	Profit Sharing Contribution ($)	Life Insurance Premiums ($)	Club Dues ($)	Bank Owned Vehicle Reimbursement ($)	Other ($)	Total ($)
Len E. Williams	3,468	9,647	-	6,410	3,076	-	22,601
Mark K. Olson	7,021	9,714	-	-	-	-	16,735
Judd P. Kirkham	9,694	9,714	108	-	-	-	19,516
Judd J. Austin (1)	9,691	10,443	18	-	-	38,535	58,687
Ryan H. Jones	9,408	9,714	-	-	-	-	19,122
(1)	“Other” category consists of $38,535 for relocation costs.

2020 Grants of Plan Based Awards Table

The following table sets forth information concerning plan-based awards made during fiscal year 2020 for the NEOs. For further detail regarding the pay mix of our NEOs and terms of employment agreements, please see discussions above in the Compensation Discussion and Analysis under the headings “2020 Pay and Governance Policies and Practices” and “Agreements with Individual NEOs.”

		Estimated Possible Payouts Under			All Other Stock	Grant Date
		Non-Equity Incentive Plan Awards			Awards: Number	Fair Value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	of Shares of Stock or Units (#)	Stock and Option Awards ($)
Len E. Williams	1/1/2021	121,500	243,000	364,500	10,879	303,742
Mark K. Olson	1/1/2021	60,000	120,000	180,000	5,372	149,986
Judd P. Kirkham	1/1/2021	34,500	69,000	103,500	2,865	79,991
Judd J. Austin	1/1/2021	40,250	80,500	120,750	2,883	80,493
Ryan H. Jones	1/1/2021	30,750	61,500	92,250	2,507	69,995

Outstanding Equity Awards at 2020 Fiscal Year-End Table

The following tables set forth information regarding share options and similar equity compensation grants outstanding as of December 31, 2020, whether granted in 2020 or earlier, including awards that have been transferred other than for value. Note that NEOs received grants on January 1, 2021, for 2020 performance that are reflected in the “2020 Summary Compensation Table” and the “2020 Grants of Plan

Based Awards Table” above but are not included here as they were not yet effective as of fiscal year-end December 31, 2020.

	Share Awards
Name	RSU Grant Date	Number of Shares or Units That Have Not Vested (#)	Market value of Shares or Units That Have Not Vested (1) ($)
Len E. Williams (2)	3/1/2018	1,383	$38,613
	1/1/2019	3,758	104,923
	1/1/2020	9,296	259,544
	1/1/2021	10,879	303,742
Mark K. Olson (3)	3/1/2018	680	18,986
	1/1/2019	1,658	46,291
	1/1/2020	4,648	129,772
	1/1/2021	5,372	149,986
Judd P. Kirkham (4)	1/1/2018	218	6,087
	1/1/2019	696	19,432
	1/1/2020	2,490	69,521
	1/1/2021	2,865	79,991
Judd J. Austin (5)	1/1/2018	163	4,551
	1/1/2019	464	12,955
	1/1/2020	1,444	40,316
	1/1/2021	2,883	80,493
Ryan H. Jones (6)	1/1/2018	218	6,087
	1/1/2019	818	22,839
	1/1/2020	2,158	60,251
	1/1/2021	2,507	69,995

(1)	The market value per share was $27.92, which is based on the closing price of our common stock on December 31, 2020.

(2)

Len E. Williams’ stock awards include: (i) 1,383 RSUs remaining from the 4,148 originally granted on March 1, 2018 and generally vesting over a three year period from January 1, 2019; (ii) 3,758 RSUs remaining from the 5,639 originally granted on January 1, 2019, and generally vesting over a three-year period from the grant date; and (iii) 9,296 RSUs remaining from the 9,296 originally granted on January 1, 2020, and generally vesting over a three-year period from the grant date. Mr. Williams also received an allocation of 253, 314 and 258 shares for 2020, 2019, and 2018, respectively, in the Company’s Employee Stock Ownership Plan.

(3)

Mark K. Olson’s stock awards include: (i) 680 RSUs remaining from the 2,039 originally granted on March 1, 2018 and generally vesting over a three year period from January 1, 2019; (ii) 1,658 RSUs remaining from the 2,488 originally granted on January 1, 2019, and generally vesting over a three-year period from the grant date; and (iii) 4,648 RSUs remaining from the 4,648 originally granted on January 1, 2020, and generally vesting over a three-year period from the grant date. Mr. Olson also received an allocation of 255, 316 and 259 shares for 2020, 2019 and 2018, respectively, in the Company’s Employee Stock Ownership Plan.

(4)

Judd P. Kirkham’s stock awards include: (i) 218 RSUs remaining from the 652 originally granted on January 1, 2018 and generally vesting over a three year period from the grant date; (ii) 696 RSUs remaining from the 1,045 originally granted on January 1, 2019, and generally vesting over a three-year period from the grant date; and (iii) 2,490 RSUs remaining from the 2,490 originally granted on January 1, 2020, and generally vesting over a three-year period from the grant date. Mr. Kirkham also received an allocation of 260, 241 and 214 shares for 2020, 2019 and 2018, respectively, in the Company’s Employee Stock Ownership Plan.

(5)	Judd J. Austin’s stock awards include: (i) 163 RSUs remaining from the 489 originally granted on January 1, 2018, and generally vesting over a three year period from the grant date; (ii) 464 RSUs remaining from the 697 originally granted on January 1, 2019, and generally vesting over a three-year period from the grant date; and (iii) 1,444 RSUs remaining from the 1,444 originally granted on January 1, 2020, and generally vesting over a three-year period from the grant date. Mr. Austin also received an allocation of 274, 215 and 204 shares for 2020, 2019 and 2018, respectively, in the Company’s Employee Stock Ownership Plan.

(6)

Ryan H. Jones’ stock awards include: (i) 218 RSUs remaining from the 652 originally granted on January 1, 2018, and generally vesting over a three year period from the grant date; (ii) 818 RSUs remaining from the 1,228 originally granted on January 1, 2019, and generally vesting over a three-year period from the grant date; and (iii) 2,158 RSUs remaining from the 2,158 originally granted on January 1, 2020, and generally vesting over a three-year period from the grant date. Mr. Jones also received an allocation of 275, 244 and 227 shares for 2020, 2019 and 2018, respectively, in the Company’s Employee Stock Ownership Plan.

2020 Option Exercises and Stock Vested Table

The following table sets forth information concerning RSUs held by the NEOs that were vested during 2020. Our NEOs have no stock option awards outstanding.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Len E. Williams	-	-	6,464	164,136
Mark K. Olson	-	-	2,322	63,353
Judd P. Kirkham	-	-	566	17,048
Judd J. Austin	-	-	396	11,928
Ryan H. Jones	-	-	627	18,885

2020 Pension Benefits

The Company does not have a pension plan and, as such, any benefits under such a plan are not applicable to any of the Company’s NEOs.

2020 Nonqualified Deferred Compensation

The Company does not have a non-qualified, deferred compensation plan and, as such, any benefits under such a plan are not applicable to any of the Company’s NEOs.

Potential Payments Upon Termination or Change in Control

The table below sets forth the estimated payments and benefits that would be provided to each of our NEOs upon a qualifying termination of employment on December 31, 2020 (which for purposes of this disclosure we have included equity grants that were awarded January 1, 2021, for 2020 performance). The table includes potential termination-related payments and benefits (including in connection with a change in control) for each of Messrs. Williams, Olson, and Austin, as each has an employment or change in control agreement, the terms of which are more specifically described in the Compensation Discussion and Analysis under the heading “Agreements with Individual NEOs.” The table also discloses benefit amounts to which each of the NEOs may be entitled upon retirement, death, or disability, which consist primarily of amounts payable to the executive under plans for death benefit only and/or survivor income plans associated with bank-owned life insurance policies, or a change in control under the 2020 Plan which triggers accelerated vesting of equity grants under that plan.

	Death ($)	Disability ($)	Involuntary Termination ($)	Qualifying Termination Following Change in Control ($)	Change in Control Accelerated Vesting ($)	Early Retirement ($)	Normal Retirement ($)
Len E. Williams
Employment Agreement	(1)	486,000	972,000	1,749,600	-	-	-
Bank Owned Life Insurance	1,500,000	-	-	-	-	-	50,000
2020 Equity Plan					303,742
2014 Equity Plan
Mark K. Olson
Employment Agreement	(1)	315,000	598,500	945,000	-	-	-
Bank Owned Life Insurance	1,000,000						50,000
2020 Equity Plan					149,986
2014 Equity Plan
Judd P. Kirkham
Bank Owned Life Insurance	750,000	-	-	-	-	-	-
2020 Equity Plan					79,991
2014 Equity Plan
Judd J. Austin
Change in Control Agreement	-	-	-	288,000	-	-	-
Bank Owned Life Insurance	750,000	-	-	-	-	-	50,000
2020 Equity Plan					84,091
2014 Equity Plan
Ryan H. Jones
Bank Owned Life Insurance	950,000	-	-	-	-	-	-
2020 Equity Plan					61,169

(1)	Any accrued but unpaid salary and incentive benefits will be paid upon the death of the executive.

CEO Pay Ratio Disclosure

For 2020, the ratio of the annual total compensation of Mr. Williams, our CEO (“CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiary (other than Mr. Williams) (“Median Annual Compensation”) was approximately 14 to 1. We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below.

For purposes of this pay ratio disclosure, CEO Compensation was $1,075,276. CEO Compensation for purposes of this disclosure represents the total compensation reported for Mr. Williams under the “2020 Summary Compensation Table” for 2020 and also includes the Company’s contributions to group health and welfare benefits provided to Mr. Williams.

For purposes of this pay ratio disclosure, Median Annual Compensation was $76,089, and was calculated by totaling for our Median Employee all applicable elements of compensation for 2020 in accordance with Item 402(c)(2)(x) of Regulation S-K, plus additional amounts related to group health and welfare benefits as permitted under the pay ratio disclosure rules.  As so calculated, this Median Annual Compensation amount consists of salary, bonus, and the Company’s contributions to group health and welfare benefits provided to the Median Employee.

We refer to the employee who received the Median Annual Compensation as the “Median Employee.”  To identify the Median Employee, we first measured compensation for the period beginning on January 1, 2020 and ending on December 31, 2020 for 467 employees, representing all full-time (433), part-time, seasonal, and temporary employees of the Company and its consolidated subsidiaries as of December 31, 2020 (the “Determination Date”). This number does not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules. This number also does not exclude any non-U.S. employees and does not exclude any employees of businesses acquired by us or combined with us. The compensation measurement was calculated by totaling, for each employee, cash compensation (except as described in the next sentence), including regular pay (wages and salary), all variants of overtime, tax gross-up earnings related to awards, dividend equivalent payments, car allowances, short-term disability payments, and all variants of bonus payments. Specifically excluded from the calculation were the value of equity and equity-based awards, equity deferred compensation, deferred equity distributions, option exercises, deferred equity dividend earnings, taxable fringe benefits for executive long-term disability, and sign-on bonuses. Further, we did not utilize any statistical sampling or cost-of-living adjustments for purposes of this pay ratio disclosure. A portion of our employee workforce (full-time and part-time) identified above worked for less than the full fiscal year due to commencing employment after January 1, 2020. In determining the Median Employee, we annualized the total compensation for such individuals (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2020, our Compensation and Management Development Committee consisted of Douglas H. Swenson, Deborah S. Bayle, and Jonathan Gunther. Mr. Gunther resigned from the Board of Directors effective February 1, 2021. No member of the Compensation and Management Development Committee has been an officer or employee of the Company. None of the members of the Compensation and Management Development Committee has had any relationship with the Company of the type that is required to be disclosed as a related-party transaction under Item 404 of Regulation S-K, except as otherwise disclosed under “Certain Relationships and Related Party Transactions.” In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation and Management Development Committee.

2020 Director Compensation

The Company believes its director compensation packages enable recruitment and retention of talented directors of the caliber needed for effective Board governance. The Company also believes that director compensation should serve to solidify the alignment of the shareholders’ interests with that of our Board of Directors and relate to our success.

Effective August 1, 2019, the Company moved from per meeting fees for directors to a retainer structure for board meeting attendance and committee service. The annual retainer amounts are paid on a monthly basis (and pro-rated for partial months of service). The retainer for each director per month is $2,800, with an additional $3,200 amount for the Board chair. The retainer for each Audit Committee member per month is $700, with an additional $700 amount for the committee chair.  The retainer for each Compensation and Management Development Committee member per month is $350, with an additional $350 amount for the committee chair.  The retainer for each Nominating and Governance Committee member per month is $350, with an additional $350 amount for the committee chair.  The retainer for each Enterprise Risk Oversight Committee member per month is $350, with an additional $350 amount for the committee chair.  The retainer for the Fintech Committee chair per month is $2,300, with no additional amounts paid to its members who presently consist of executive management.  In addition, Messrs. Beard and David Anderson serve as members of the loan committee at the operating bank level and receive a monthly retainer of $450 for such service, with an additional $450 amount for the committee chair. Mr. Williams serves as a member of the Altabank loan committee and the Fintech Committee but receives no compensation in his capacity as a Director for such committee service.  Directors also receive periodic reimbursement for mileage or attendance at educational events.

The Company also grants equity awards to non-employee directors annually.  The equity awards are given in the same base amount to all directors and are granted in the first quarter of the year, with vesting at the end of the fiscal year in which they are awarded.  The Board of Directors, through the Compensation and Management Development Committee, periodically reviews director compensation amounts to ensure the Company remains competitive in compensation of its directors for their service.

The following table sets forth for the year ended December 31, 2020, the compensation paid or awarded by the Company to each person who was a director (and whose compensation is not fully reported in the 2020 Summary Compensation Table) during fiscal year 2020.

Name	Fees Earned or Paid in Cash ($)	Stock (1) Awards ($)	All Other (2) Compensation ($)	Total ($)
Richard T. Beard (3)	79,900	25,005	-	104,905
Paul R. Gunther (4)	42,700	25,005	25,572	93,277
Fred W. Fairclough (5)	13,000	-	-	13,000
R. Brent Anderson (6)	61,800	25,005	-	86,805
Douglas H. Swenson (7)	53,400	25,005	-	78,405
David G. Anderson (8)	51,600	25,005	-	76,605
Deborah S. Bayle (9)	49,200	25,005	-	74,205
Johnathan B. Gunther (10)	42,000	25,005	-	67,005
Matthew S. Browning (11)	45,550	25,005	27,600	98,155
Natalie Gochnour (12)	45,000	25,005	-	70,005

(1)

The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units (RSUs) granted during 2020. For information on the valuation assumptions used in calculating these amounts, see Note 11 to our consolidated financial statements included in the Original Filing.

(2)	All Other Compensation does not include reimbursed expenses for items such as travel, mileage, and educational conference fees.
(3)

Richard T. Beard received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Beard held an option award from 2015 for 32,329 common shares.

(4)

Paul R. Gunther served as a director until his resignation January 15, 2021.  Mr. Gunther received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Gunther had no option awards outstanding.  As of December 31, 2020, Mr. Gunther held aggregate deferred compensation of director fees of $75,600, which were deferred from 2011 through 2015.  For Mr. Gunther, “All Other Compensation” consists of $10,800 for deferred director fees (also reported in year earned), $1,741 for interest earned on deferred director fees, and $13,301 for an indemnity claim made against the Company.

(5)	Fred W. Fairclough, Jr.’s term as a director ended on May 26, 2020 when he did not stand for re-election. Mr. Fairclough received 986 RSUs on March 2, 2020, vesting of which was accelerated on

May 27, 2020 at the time of his departure from Board service. As of December 31, 2020, Mr. Fairclough had no option awards or stock awards outstanding.
(6)

R. Brent Anderson received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Anderson had no option awards outstanding.

(7)

Douglas H. Swenson received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Swenson had no option awards outstanding.

(8)

David G. Anderson received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Anderson had no option awards outstanding.

(9)

Deborah S. Bayle received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Ms. Bayle had no option awards outstanding.

(10)

Jonathan B. Gunther served as a director until his resignation on February 1, 2021.  Mr. Gunther received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Mr. Gunther held an option award from 2017 for 4,373 common shares and an option award from 2018 for 3,491 shares.

(11)

Matthew S. Browning received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share.  As of December 31, 2020, Mr. Browning held an option award from 2016 for 2,933 common shares, an option award from 2017 for 3,750 common shares, and an option award from 2018 for 3,491 common shares.  Additionally, Mr. Browning received other compensation of $27,600 for consulting fees, which is shown in the column labeled “All Other Compensation.”

(12)

Natalie Gochnour received 986 RSUs on March 2, 2020, which vested on December 31, 2020 and had a grant date fair value of $25.36 per share. As of December 31, 2020, Ms. Gochnour held an option award from 2017 for 5,866 common shares.

Deferred Compensation Plan

In 2012, the Company adopted a deferred compensation plan for its directors. Under the deferred compensation plan, directors may make an irrevocable election to defer up to 100% of their director fees in any given year. These deferred fees are fully vested and non-forfeitable, and such fees will be paid to the director upon the conclusion of the director’s service on the Board. Deferred fees earn interest at the same rate and in the same manner as provided by the Company on certificates of deposit issued by the Company for a period of 12 months. As of December 31, 2020, the aggregate amount of deferred director compensation was $75,600. None of the directors presently serving elected to participate in such plan or to defer compensation amounts to which they were entitled in 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common shares as of February 28, 2021 by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common shares;
•	each of our directors;
•	each of our reporting NEOs; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options or other convertible or exercisable securities held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2021 (hereinafter referred to as “Additional Shares”). Such Additional Shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on shares attributed to that person divided by 18,828,522 common shares outstanding.

Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals named below is c/o Altabancorp, 1 East Main Street, American Fork, Utah 84003.

	Common Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
David G. Anderson (1)	598,512	3.18%
Richard T. Beard (2)	224,427	1.19%
R. Brent Anderson (3)	26,413	*	%
Douglas H. Swenson (4)	24,478	*	%
Matthew Browning (5)	15,729	*	%
Len E. Williams (6)	45,775	*	%
Natalie Gochnour (7)	8,665	*	%
Deborah S. Bayle (8)	6,612	*	%
Mark K. Olson (9)	19,619	*	%
Judd P. Kirkham (10)	15,313	*	%
Judd J. Austin (11)	6,464	*	%
Ryan H. Jones (12)	8,170	*	%
All Executive Officers and Directors as a Group (13 persons)	1,005,343	5.34%

Other Shareholders
BlackRock, Inc. (13)	1,086,584	5.77%
Dale O. Gunther (14)	1,279,717	6.80%
Davis Partnership L.P. (15)	990,283	5.26%

*	Represents beneficial ownership of less than 1%.
(1)

David G. Anderson’s ownership includes: (i) 585,184 common shares held by Davemar Holding, LLC, in which Mr. Anderson is the managing member; and (ii) 13,328 common shares held directly, 877 of which represents the remaining portion of an initial award of 1,315 RSUs granted on March 1, 2018 for which vesting was accelerated effective January 3, 2020.

(2)

Richard T. Beard’s ownership includes: (i) 1,832 common shares held directly; (ii) 189,299 common shares held by The Richard T. Beard Trust, for which Mr. Beard serves as trustee; (iii) 967 in RSUs granted effective January 1, 2021, vesting on December 31, 2021; and (iv) 32,329 common shares that may be acquired within 60 days by exercising stock options.

(3)	R. Brent Anderson’s ownership includes: (i) 604 common shares held by the Camille Anderson Trust, for which Mr. Anderson is a trustee; and (ii) 25,809 common shares held directly.
(4)	Douglas H. Swenson’s ownership includes: (i) 18,196 common shares held by The Douglas and Laraine Swenson Trust; and (ii) 6,282 common shares held directly.
(5)	Matthew S. Browning’s ownership includes: (i) 5,555 common shares held directly; (ii) 2,933 common shares that may be acquired within 60 days by exercising stock options; (iii) 3,750 common shares that may be acquired within 60 days by exercising stock options; and (iv) 3,491 common shares that may be acquired within 60 days by exercising stock options.
(6)

Len E. Williams’ ownership includes: (i) 26,232 common shares held directly; (ii) 591 shares allocated to Mr. Williams in the ESOP; (iii) 1,877 RSUs remaining to be vested from the total of 5,639 granted on January 1, 2019; (iv) 6,196 RSUs remaining to be vested from the total of 9,296 granted on January 1, 2020; and (v) 10,879 RSUs remaining to be vested from that same total granted on January 1, 2021.

(7)	Natalie Gochnour’s ownership includes: (i) 2,799 common shares held directly; and (ii) 5,866 common shares that may be acquired within 60 days by exercising stock options.
(8)	Deborah S. Bayle’s ownership includes 6,612 common shares held directly.
(9)

Mark K. Olson’s ownership includes: (i) 7,820 common shares held directly; (ii) 1,905 shares held by the Olson Family Trust; (iii) 595 shares allocated to Mr. Olson in the ESOP; (iv) 829 RSUs remaining to be vested from the total of 2,488 granted on January 1, 2019; (v) 3,098 RSUs remaining to be vested from the total 4,648 granted on January 1, 2020; and (v) 5,372 RSUs remaining to be vested from that same total granted on January 1, 2021.

(10)

Judd P. Kirkham’s ownership includes: (i) 9,970 common shares held directly; (ii) 470 shares allocated to Mr. Kirkham in the ESOP; (iii) 348 RSUs remaining to be vested from the total 1,045 originally granted on January 1, 2019; (iv) 1,660 RSUs remaining from the 2,490 originally granted on January 1, 2020; and (v) 2,865 RSUs remaining to be vested from that same total granted on January 1, 2021.

(11)

Judd J. Austin’s ownership includes: (i) 1,953 common shares held directly; (ii) 434 shares allocated to Mr. Austin in the ESOP; (iii) 232 RSUs remaining from the 697 originally granted on January 1, 2019; (iv) 962 RSUs remaining from the 1,444 originally granted on January 1, 2020; and (v) 2,883 RSUs remaining to be vested from that same total granted on January 1, 2021.

(12)

Ryan H. Jones’ ownership include: (i) 3,328 common shares held directly; (ii) 487 shares allocated to Mr. Jones in the ESOP; (iii) 410 RSUs remaining from the 1,228 originally granted on January 1, 2019; (iv) 1,438 RSUs remaining from the 2,158 originally granted on January 1, 2020; and (v) 2,507 RSUs remaining to be vested from that same total granted on January 1, 2021.

(13)	Based on the Schedule 13G filed by BlackRock, Inc. on January 29, 2021. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(14)

Based on the Schedule 13D/A filed by Dale O. Gunther, DRG Partners, LLC and The Raspberry Trust on January 15, 2021.  The shares include (i) 109,305 shares of common stock owned by Dale O. Gunther, (ii) 531,696 shares of common stock owned by DRG Partners, LLC, a Utah limited liability company, of which Mr. Gunther is the manager with sole voting and dispositive power, and (iii) 638,716 shares of common stock owned by The Raspberry Trust, a Utah trust, of which an independent person serves as trustee and Dale O. Gunther exercises sole voting power.  As a result of an agreement (the “Shareholder Agreement”), which is further described in the Schedule 13D, such persons (consisting of 41 Gunther family members and related individuals and entities) may be deemed to have shared voting power to vote up to an aggregate of 5,816,288 shares of common stock (approximately 31%) deemed beneficially owned pursuant to Rule 13d-3 with respect to the matters covered by the Shareholder Agreement. The address for Dale O. Gunther is 856 East 700 North, American Fork, UT 84003 and the address for the other persons is through counsel Marcus Williams, Buchalter, 1000 Wilshire Blvd., Suite 1500, Los Angeles, CA 90017.

(15)

Based on the Schedule 13G filed by Davis Partnership, L.P. (the “Fund”), Davis Capital Partners, LLC (the “General Partner”) and Lansing A. Davis on February 26, 2021. The Fund, the General Partner and Mr. Davis are party to a Joint Filing Agreement.  The business address of each of the reporting persons is 3 Harbor Drive, Suite 301, Sausalito, CA 94965.

Equity Compensation Plan Information

We currently have equity compensation awards outstanding under the 2020 Plan, the People’s Utah Bancorp 2014 Incentive Plan, and the People’s Utah Bancorp Amended and Restated 2008 Stock Incentive Plan, but, as of the effective date of the 2020 Plan, no further grants could be made under the predecessor plans. The 2020 Plan allows for various share-based incentive awards, including incentive share-based options, non-qualified share-based options, restricted shares, restricted stock units and stock appreciation rights to be granted to officers, directors, and other employees, as well as certain consultants, independent contractors, or advisors. The following table sets forth information regarding outstanding options, RSUs and shares reserved and remaining available for future issuance under the 2020 Plan and our predecessor plans as of December 31, 2020:

Plan Category	Number of securities to be -issued upon exercise of outstanding -options, warrants and -rights (a)(1)	Weighted-average exercise price of outstanding -options, warrants and -rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation -plans (excluding -securities reflected in column(a)) (c)
Equity compensation plans approved by the shareholders	211,199	$18.35	999,027
Equity compensation plans not approved by shareholders	-	-	-
Total	211,199	$18.35	999,027

(1)	This number includes 135,548 shares subject to outstanding options and 75,651 shares subject to outstanding RSU awards.
(2)

The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(3)	The weighted-average remaining contractual term of our outstanding options as of December 31, 2020 was 1.96 years.
(4)	All of the shares included in this column may be issued other than upon the exercise of options, warrants or rights, such as for restricted stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, we were a participant in certain transactions and relationships with related persons as more fully described below. “Related Persons” includes, for this purpose, our current and former directors and our executive officers, beneficial holders of more than 5% of our capital stock and the immediate family members and affiliates of these persons.

Loans to Officers, Directors and Affiliates

The Company’s wholly-owned subsidiary AltabankTM (the “Bank”) may make loans to officers, directors, and principal shareholders on terms permitted under Regulation O. For purposes of this disclosure, the Company has treated members of the Gunther family and their related entities as identified in the Section 13D filing on June 12, 2020 (the “Section 13D Group”) as principal shareholders. To the best of our knowledge and based on information provided by officers, directors, and the Section 13D Group, the Bank is in compliance with Regulation O and with the Sarbanes-Oxley Act of 2002. All loans made by the Bank to officers, directors, or members of the Section 13D Group are in the ordinary course of business, are of a type generally made available to the public, and are on market terms no more favorable than those offered to persons not related to the Bank, except for the waiver of certain loan fees and a minor reduction in certain loan interest rates as part of a benefit program as allowed by Regulation O. This benefit is widely available to all of our officers, directors, and employees of the Company and does not give preference to any related person over the other employees. All loans the Bank makes to our executive officers or directors are subject to prior approval by our Board of Directors, except where such prior approval is not required by law. As of December 31, 2020, we had available lines of credit for loans and credit cards to related persons, which includes executive officers, directors, and members of the Section 13D Group (principal shareholders), of $12,225,460.98 and loans outstanding to this same group of $14,450,245.81 (this number includes open and closed ended loans with outstanding balances). As of December 31, 2020, no related party loans were categorized as non-accrual, past due, restructured or potential problem loans. All such loans are currently in good standing and are being paid in accordance with their terms.

Indemnification of Officers and Directors

Pursuant to the Company’s bylaws, we may, to the fullest extent permitted by the Utah Revised Business Corporation Act, indemnify our directors and officers with respect to expenses, settlements, judgments, and fines in suits (including actions brought against a director or officer in the name of the corporation, commonly referred to as a derivative action) in which such person was made a party by reason of the fact that he or she is or was a director, officer, employee, fiduciary, or agent of the Company. No such indemnification may be given if the acts or omissions of the person are finally adjudged to be intentional misconduct or a knowing violation of law, if such person is liable to the corporation for an unlawful distribution, or if such person personally received a benefit to which he or she was not entitled.

We have entered into separate indemnification agreements with our executive officers and directors, in addition to the indemnification provided for in our bylaws. These agreements, among other things, require us to indemnify our executive officers and directors for certain expenses, including attorney’s fees incurred by an executive officer or director in any action or proceeding arising out of their services as one of our executive officers or directors, or as an executive officer or director of any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Other Related-Party Transactions

Philip Gunther, the Chief Credit Administration Officer of the Bank, is the nephew of Paul Gunther, who was a director of the Company until January 15, 2021, and the cousin of Jonathan Gunther, who was a director of the Company until February 1, 2021. Philip Gunther received $172,975.98 for his services in 2020. Philip Gunther is not an executive officer of the Company.

Stephen Mark Holley, the former Chief Technology Officer of the Bank, is the nephew of Paul Gunther, who was a member of the Board until January 15, 2021. Mr. Holley received $159,449.52 for his services in 2020 and voluntarily left the Bank effective December 31, 2020.  Mr. Holley was not an executive officer of the Company.

With respect to these transactions, the Company has followed the procedures outlined below. In particular, decisions regarding compensation and equity grants were made only by disinterested persons.

Policies and Procedures Regarding Related-Party Transactions

Transactions by the Bank or the Company with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the FRA, and Regulation W (which govern certain transactions between the Bank and its affiliates) and Regulation O (which governs certain loans by us and the Bank to its executive officers, directors, and principal shareholders). The Company and the Bank have adopted policies designed to ensure compliance with these regulatory requirements and restrictions.

Our Board of Directors has adopted a written policy governing the approval of related-party transactions that complies with all applicable requirements of the SEC and Nasdaq concerning related-party transactions. Related-party transactions are transactions in which we are a participant and a related party has or will have a direct or indirect material interest. It is our policy that either the Audit and Compliance Committee or the independent directors of the Company’s Board of Directors acting, in executive session, review and approve all related-party transactions, including any loans to our officers, directors and principal shareholders, as well as their immediate family members and affiliates, for potential conflicts of interest. The Audit and Compliance Committee, or the independent directors of the Board of Directors, will consider, among other factors, the related party’s interest in the transaction, the materiality of the related-party transaction to us and the related party, whether the transaction with the related party is proposed to be entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party, the purpose of, and the potential benefits to us of, the related-party transaction, the perceived impact on the independence of a director related party and other information regarding the related-party transaction or the related party in the context of the proposed transaction that the Audit and Compliance Committee, or the independent directors of the Board of Directors, deem relevant. If the conflict of interest relates to any member of the Audit and Compliance Committee or any independent director of the Board of Directors, the conflicted person recuses himself or herself from all discussions relating to the conflict of interest. The Chief Executive Officer, or a senior officer designated by the Chief Executive Officer, will resolve any conflict of interest issue involving any other associate.

Item 14. Principal Accounting Fees and Services

The Audit and Compliance Committee pre-approved all audit, audit-related, and non-audit services performed by the Company’s independent auditors and subsequently reviewed the actual fees and expenses paid to Moss Adams during the years ended 2020 and 2019. The Audit and Compliance Committee has determined that the fees paid to the auditors for services are compatible with maintaining their independence as our auditors.

The following table presents fees for professional services rendered by Moss Adams for 2020 and 2019.

	2020 (4)	2019 (5) (6)
Audit fees (1)	$418,220	$364,025
Audit related fees (2)	35,700	26,415
Tax fees (3)	-	-
	$453,920	$390,440

(1)

Audit fees consist of fees billed for the audit of the Company’s annual financial statements, reviews of the financial statements included in our quarterly reports on Form 10-Q, audits of internal controls as required pursuant to Sarbanes Oxley, and services in connection with the Company’s various statutory and regulatory filings.

(2)	Audit related fees consist primarily of audits of the Company’s employee benefit plan.
(3)	There were no fees incurred by Moss Adams for tax services. The Company uses a third party, other than Moss Adams, for tax preparation services.
(4)	Includes an estimated amount remaining to be billed from Moss Adams of approximately $115,000 for professional services related to the form 10K 2020 filing.
(5)

The Company estimated the amount remaining to be billed from Moss Adams was approximately $190,000 for professional services related to the form 10K 2019 filing. Actual amount billed from Moss Adams was $162,550 for professional services related to the form 10K 2019 filing.

(6)	The Company paid $16,000 to Tanner LLC for professional services related to the preparation and filing of the Company’s Annual Report on Form 10-K for fiscal year 2019.

The Company’s Audit and Compliance Committee approved all services noted above in accordance with the requirements of the Audit and Compliance Committee Charter.

PART IV

Item 15. Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (6)

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (6)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

ALTABANCORP
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)