Form 10-Q
period 2021-03-31
Altabancorp
filed 2021-05-10
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 18,873,921 shares of common stock $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,254	$39,312
Interest-bearing deposits	77,378	197,769
Federal funds sold	910	2,793
Total cash and cash equivalents	111,542	239,874
Investment securities - available for sale, at fair value	1,500,491	1,320,393
Non-marketable equity securities	4,042	2,890
Loans held for sale	8,293	14,152
Loans:
Loans held for investment	1,796,961	1,695,496
Allowance for credit losses	(41,013)	(41,236)
Total loans held for investment, net	1,755,948	1,654,260
Premises and equipment, net	35,962	36,460
Goodwill	25,673	25,673
Bank-owned life insurance	42,978	42,720
Deferred income tax assets, net	16,814	7,389
Accrued interest receivable	10,454	11,336
Other intangibles	4,389	4,451
Other real estate owned	-	-
Other assets	5,212	6,630
Total assets	$3,521,798	$3,366,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$1,104,995	$1,039,844
Interest bearing deposits	2,053,991	1,876,464
Total deposits	3,158,986	2,916,308
Short-term borrowings	-	64,554
Accrued interest payable	339	616
Other liabilities	12,602	13,612
Total liabilities	3,171,927	2,995,090

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,873,921 and 18,828,522 shares issued and outstanding as of March 31, 2021
and December 31, 2020, respectively	189	188
Additional paid-in capital	87,843	87,574
Retained earnings	275,765	269,157
Accumulated other comprehensive (loss) / income	(13,926)	14,219
Total shareholders’ equity	349,871	371,138
Total liabilities and shareholders’ equity	$3,521,798	$3,366,228

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share amounts)	2021	2020
Interest income
Interest and fees on loans	$22,814	$25,925
Interest and dividends on investments	2,330	3,459
Total interest income	25,144	29,384
Interest expense	1,546	2,163
Net interest income	23,598	27,221
Provision for credit losses	-	650
Net interest income after provision for credit losses	23,598	26,571
Non-interest income
Mortgage banking	2,781	1,710
Card processing	1,071	707
Service charges on deposit accounts	692	780
Net gain on sale of investment securities	206	-
Other	632	543
Total non-interest income	5,382	3,740
Non-interest expense
Salaries and employee benefits	11,087	10,844
Occupancy, equipment and depreciation	1,195	1,539
Data processing	1,849	1,136
Marketing and advertising	306	432
FDIC premiums	226	-
Other	1,882	2,210
Total non-interest expense	16,545	16,161
Income before income tax expense	12,435	14,150
Income tax expense	2,997	3,377
Net income	$9,438	$10,773
Earnings per common share:
Basic	$0.50	$0.57
Diluted	$0.50	$0.57
Weighted average common shares outstanding:
Basic	18,864,497	18,884,857
Diluted	19,019,682	19,038,127

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net income	$9,438	$10,773
Other comprehensive (loss) / income
Unrealized holding (loss) / gains on securities available for sale	(37,320)	10,567
Reclassification adjustment for (gains) / loss on available for sale securities	(206)	-
Net unrealized holding (loss) / gains on securities available for sale	(37,526)	10,567

Income tax benefit / (expense)	9,381	(2,643)
Other comprehensive (loss) / income, net of tax	(28,145)	7,924
Total comprehensive (loss) / income	$(18,707)	$18,697

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share	Common	Common	Paid-in	Retained	Comprehensive
amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2020	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Net income	-	-	-	10,773	-	10,773
Other comprehensive income	-	-	-	-	7,924	7,924
Cash dividends ($0.14 per share)	-	-	-	(2,646)	-	(2,646)
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	385	-	-	385
Issuance of shares under stock incentive plans	38,218	-	159	-	-	159
Balance as of March 31, 2020	18,787,810	$188	$86,318	$244,325	$9,306	$340,137

Balance as of January 1, 2021	18,828,522	$188	$87,574	$269,157	$14,219	$371,138
Net income	-	-	-	9,438	-	9,438
Other comprehensive loss	-	-	-	-	(28,145)	(28,145)
Cash dividends ($0.15 per share)	-	-	-	(2,830)	-	(2,830)
Share-based compensation	-	-	351	-	-	351
Issuance of shares under stock incentive plans	45,399	1	(82)	-	-	(81)
Balance as of March 31, 2021	18,873,921	$189	$87,843	$275,765	$(13,926)	$349,871

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$9,438	$10,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	650
Depreciation and amortization	715	876
Deferred income taxes	(44)	1,187
Net amortization of securities premiums and discounts	5,472	501
Gain on sale of available for sale securities	(206)	-
Increase in cash surrender value of bank-owned life insurance	(258)	(147)
Share-based compensation	351	385
Gain on sale of loans held for sale	(2,123)	(1,243)
Originations of loans held for sale	(114,670)	(53,046)
Proceeds from sale of loans held for sale	122,652	51,386
Net changes in:
Accrued interest receivable	882	(560)
Other assets	1,441	(865)
Accrued interest payable	(277)	(43)
Other liabilities	(844)	(2,538)
Net cash provided by operating activities	22,529	7,316
Cash flows from investing activities:
Net change in loans held for investment	(101,688)	39,573
Purchase of available for sale securities	(556,504)	(192,849)
Proceeds from maturities/sales of available for sale securities	333,614	31,910
Purchase of premises and equipment	(416)	(1,061)
Proceeds from sale of assets	72	-
Purchase of non-marketable equity securities	(1,752)	(267)
Proceeds from sale of non-marketable equity securities	600	-
Net cash (used in) provided by investing activities	(326,074)	(122,694)
Cash flows from financing activities:
Net increase in deposits	242,678	65,651
(Costs) / Proceeds related to exercise of stock options	(81)	159
Net change in short-term borrowings	(64,554)	-
Net cash used in share repurchase program	-	(2,140)
Cash dividends paid	(2,830)	(2,646)
Net cash provided by financing activities	175,213	61,024
Net change in cash and cash equivalents	(128,332)	(54,354)
Cash and cash equivalents, beginning of period	239,874	211,981
Cash and cash equivalents, end of period	$111,542	$157,627
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,823	$2,206
Income taxes paid	$-	$-
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$-	$-
Net unrealized (loss) / gains on securities available for sale	$(37,526)	$10,567

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

Nature of operations and basis of consolidation — AltabancorpTM (“ALTA”) is a Utah corporation headquartered in American Fork, Utah and is the bank holding company for AltabankTM (the “Bank” and together with ALTA, the “Company”). The Company operates all business activities through the Bank, which was organized in 1913.  AltabankTM is a Utah state-chartered bank.  AltabankTM operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). AltabankTM is not a member of the Federal Reserve System; however, the AltabancorpTM operates as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of AltabankTM. Both AltabancorpTM and AltabankTM are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers AltabankTM to be its sole operating segment.

AltabankTM is a community bank that provides highly personalized retail and commercial banking products and services to small-to-medium sized businesses and to individuals.  Products and services are offered primarily through 25 retail branches located throughout Utah and southern Idaho.  AltabankTM offers a full range of short-term to long-term commercial, personal, and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. AltabankTM also offers mortgage loans secured by personal residences. AltabankTM offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. AltabankTM solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.  These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Use of estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the determination of the fair value of certain financial instruments, the valuation of real estate acquired through foreclosure, deferred income tax assets, and share-based compensation.

Reclassifications — Certain reclassifications have been made to the 2020 Consolidated Financial Statements and/or schedules to conform to the 2021 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.

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

Investment securities — Investment securities are classified as held to maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity. Investment securities are classified as available for sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified as HTM are carried at amortized cost.  Investment securities classified as AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held to maturity are carried at cost, net of the allowance for credit losses on debt securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as available for sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income. Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.

FASB ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for Sale Debt Securities - describes the accounting for expected credit losses associated with AFS debt securities. Credit losses for AFS debt securities are evaluated as of each reporting date when the fair value is less than amortized cost. FASB ASC Subtopic 326-30 requires credit losses to be calculated individually, rather than collectively, using a discounted cash flow method, through which the Company’s management (“Management”) compares the present value of expected cash flows with the amortized cost basis of the security. An ACL is established, with a charge to the provision for credit losses (“PCL”), to reflect the credit loss component of the decline in fair value below amortized cost. If the fair value of the security increases over time, any ACL that has not been written off may be reversed through a credit to the PCL. The ACL for an available for sale debt security is limited by the amount that the fair value is less than the amortized cost, which is referred to as the fair value floor.

If the Company intends to sell an AFS debt security or will more likely than not be required to sell the security before recovery of the amortized cost basis, the security’s ACL should be written off and the amortized cost basis of the security should be written down to its fair value at the reporting date with any incremental credit losses reported in income.  A change during the reporting period in the non-credit component of any decline in fair value below amortized cost on an AFS debt security is reported in AOCI, net of applicable income taxes.

The Company has excluded accrued interest receivable from the amortized cost of the debt securities and from the calculation of current expected credit losses.

Each reporting period, Management reviews all AFS debt securities.  If the debt securities are guaranteed by a Federal government agency or Federal government sponsored agency, Management believes that any change in the fair value of such securities is only related to changes in interest rates, and no ACL will be recorded.  Management reviews the remaining debt securities by evaluating the credit rating provided by Nationally Recognized Statistical Ration Organizations (“NRSRO”).  If the NRSRO credit rating is investment grade rated or higher, Management believes that any change in the fair value of such securities is related to changes in interest rates, and no ACL will be recorded.  If any remaining debt securities either have a NRSRO credit rating that is below investment grade or is unrated, Management will determine if an ACL should be recorded by comparing the net present value of expected cash flows with the amortized cost basis of the security with any difference recorded to ACL.

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Bank’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. Government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s obligations.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Loans held for sale — Single-family residential mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Loans with best effort delivery commitments are carried at the lower of aggregate cost or estimated fair value.  Loans under mandatory delivery commitments are carried at fair value to match changes in the value of the loans with the value of the economic hedges on the loans.  Fair values for loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.  Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Mortgage loans held for sale are generally sold with the mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.  The Company has excluded accrued interest receivable from the amortized cost of loans held for investment and from the calculation of current expected credit losses.

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

Troubled debt restructuring — Expected credit losses on financial assets modified in troubled debt restructurings (“TDRs”) are estimated under the same current expected credit loss “(CECL”) methodology that is applied to other financial assets measured at amortized cost. Expected credit losses can be evaluated either on a collective basis or on an individual basis if a TDR does not share similar risk characteristics with other financial assets.

FASB ASC Topic 326 allows an institution to use any appropriate loss estimation method to estimate ACLs for TDRs. However, there are circumstances when specific measurement methods are required. If a TDR is collateral-dependent, the ACL is estimated using the fair value of collateral.

In addition, the expected effect of the modification (e.g., term extension or interest rate concession) will be included in the estimate of the ACL. Management will determine, support, and document how the Company identifies and estimates the effect of a reasonably expected TDR and how the Company estimates the related ACL. The Company may include the estimated effect of reasonably expected TDRs in its qualitative factor adjustments.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act 2021 (the “CAA”) provided guidance regarding modification of loans as a result of the COVID-19 pandemic, including that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be: (1) related to COVID-19; (2) involve a loan that was not more than 30 days past due as of December 31, 2019; and (3) occur between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency declared by the President or (b) December 31, 2020. The CAA extended the modification relief offered under the CARES Act through the earlier of January 1, 2022 or 60 days after the end of the national emergency declared by the President.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

As a result, the Company has not recognized eligible loan modifications under the CARES Act as TDRs. Additionally, loans qualifying for such modification are not required to be reported as delinquent, nonaccrual, impaired, or criticized having resulted from the economic effects of the COVID-19 pandemic. Modifications include deferral of principal and interest payments, as well as interest only periods. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, loans are generally re-amortized with an extended maturity date to keep the monthly payment similar to before the COVID-related deferral occurred.

Purchased credit-deteriorated assets – ASC Topic 326 introduces the concept of purchased credit-deteriorated (“PCD”) assets. PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination.

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

To the extent that Management changes the Company’s estimate of expected credit losses on PCD assets, the Company’s ACL will be increased or decreased with a corresponding entry to PCL.  The non-credit discount recorded at acquisition will be accreted to interest income over the remaining life of the PCD assets on a level-yield basis.

Purchased assets not credit deteriorated – ASC Topic 326 provides guidance regarding purchased assets that are not credit deteriorated (“Non-PCD”).  Non-PCD assets are also recorded at fair value at the time of acquisition, including estimates of current expected credit losses.  However, ASB ASC Topic 326 does not allow for expected credit losses as of the acquisition date to be added to the purchase price of Non-PCD assets with an offsetting entry to ACL.  Current expected credit losses for Non-PCD loans are to be set aside in ACL with an offsetting entry to PCL.  Expected credit losses included in the fair value of a Non-PCD loan are accreted to interest income over the remaining life of a Non-PCD loan on a level-yield basis.

Allowance for credit losses – Loans — On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU significantly changed the accounting for credit loss measurement on loans and debt securities. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The ACL is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

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

For loans and held to maturity debt securities, the ASU requires a CECL measurement to estimate the ACL for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The ASU eliminated the existing guidance for Purchased Credit Impaired (“PCI”) loans but requires an allowance for purchased financial assets with more than an insignificant deterioration since origination, otherwise known as PCD assets. In addition, the ASU modified the other-than-temporary impairment (“OTTI”) model for available for sale debt securities to require an allowance for credit losses instead of a direct write-down, which allows for reversal of credit losses in future periods based on an improvement in credit.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Both the Financial Accounting Standards Board (“FASB”) and the Federal Financial Institution Regulatory Agencies, along with the SEC, confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses.  The FASB noted, “There is no expectation that a less complex entity should have to implement a sophisticated model to satisfy the requirements of Update 2016-13. If an entity is using a loss rate-based method today, that entity may be able to continue with a comparable method, including the WARM method. However, compared with the method it uses today to estimate incurred losses, the entity’s assumptions and inputs will need to change to arrive at an estimate for expected credit losses that contemplates the contractual term of the financial assets adjusted for prepayments as well as reasonable and supportable forecasts.”

Given the size of the organization, the Company has developed a CECL reserve model that uses the weighted average remaining maturity (“WARM”) methodology, adjusting for prepayments. The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan.  The Company uses relevant available information about past events (e.g., historical losses), current conditions, and reasonable and supportable forecasts about future conditions.  Historical losses serve as the starting point to estimate expected credit losses.  The Company determined to use a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses.  The Company determined a representative period for a full credit cycle would be 2008 to 2017 (ten-year credit cycle).  The Company has collected historical loss information on its own loan portfolio, as well as peer group information, by seventeen loan segments over this time horizon.  The Company calculated WARM for seventeen loan segments using its Asset/Liability Management (“ALM”) models, which has been certified by independent specialists.

Management has identified the following loan portfolio segments to evaluate and measure the Company’s ACL:

Real estate term:  Includes farmland, multifamily, owner-occupied commercial real estate, and non-owner occupied commercial real estate term loans.

Construction and land development:  Includes 1-4 family residential construction loans, other construction loans, land development loans, and other land loans.

Commercial and industrial:  Includes agricultural loans, commercial and industrial loans, municipal loans and lease financing receivables.

Residential and home equity:  Includes revolving 1-4 family residential lines of credit, first lien 1-4 family residential term loans, and junior lien 1-4 family residential term loans.

Consumer and other:  Includes consumer credit cards, automobile loans, revolving consumer lines of credit and other consumer loans.

The Company evaluates macroeconomic information, as well as internal trends in credit performance on the Company’s loan portfolio, to assist in determining current conditions and its economic forecast.  The Company uses qualitative factors as defined by the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”).  The Interagency Policy Statement defines how to appropriately utilize qualitative factors:

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

The Company considers qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical loss experience, as defined in the Interagency Guidance, including but not limited to:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the levels of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the institution’s existing portfolio.

Charge-offs of loans are generally processed by policy as well as regulatory guidance.  Secured consumer loans, including residential real estate loans, that are 120 days past due, are written down to the fair value of the collateral.  Unsecured loans are charged-off once the loan is 120 days past due.  Decisions on when to charge-off commercial loans and loans secured by commercial real estate are made on an individual basis rather than length of delinquency, though it is a factor in the decision.  The financial resources of the borrower and/or guarantor and the nature and value of any collateral are other factors considered.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

Mortgage and other servicing rights — Mortgage and other servicing rights are recognized as separate assets when rights are acquired through purchase of such rights or through the sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For loans sold, the fair value of the servicing rights are estimated and capitalized. Fair value is based on market prices for comparable servicing rights contracts. Capitalized servicing rights are reported in other intangibles and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Other real estate owned — Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of the carrying amount of the foreclosed loan or the fair value of the foreclosed asset, less costs to sell, at the date of foreclosure. Subsequent to foreclosure, Management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value, less selling costs. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

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

Earnings per common share has been computed based on the following:

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2021	2020
Numerator
Net income	$9,438	$10,773
Denominator
Weighted-average number of common shares outstanding	18,864,497	18,884,857
Incremental shares assumed for stock options and RSUs	155,185	153,270
Weighted-average number of dilutive shares outstanding	19,019,682	19,038,127
Basic earnings per common share	$0.50	$0.57
Diluted earnings per common share	$0.50	$0.57

Comprehensive income —GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, net of the related income tax effect, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

The following table illustrates the impact of the adoption of ASC 326:

	January 1, 2020
(Dollars in thousands)	Reported Under ASC 326	Reported Pre Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses:
Commercial real estate loans:
Real estate term	$12,683	$12,275	$408
Construction and land development	13,393	6,990	6,403
Total commercial real estate	26,076	19,265	6,811
Commercial and industrial loans	11,541	10,892	649
Consumer loans:
Residential and home equity	2,635	1,118	1,517
Consumer and other	640	151	489
Total consumer	3,275	1,269	2,006
Total allowance for credit losses on loans	$40,892	$31,426	$9,466

Liabilities and shareholders' equity:
Reserve for off-balance sheet obligations	1,669	880	789

Shareholders' equity	325,682	332,362	(6,680)

Subsequent events — The Company has evaluated events occurring subsequent to March 31, 2021 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2021
U.S. Government-sponsored securities	$12,599	$300	$(5)	$(5)	$12,889
Municipal securities	33,685	1,076	-	-	34,761
Mortgage-backed securities	1,467,775	4,379	(24,216)	(4)	1,447,934
Corporate securities	5,000	8	-	(101)	4,907
	$1,519,059	$5,763	$(24,221)	$(110)	$1,500,491
As of December 31, 2020
U.S. Government-sponsored securities	$12,844	$369	$-	$(8)	$13,205
Municipal securities	36,010	1,277	-	-	37,287
Mortgage-backed securities	1,247,581	17,587	(134)	(8)	1,265,026
Corporate securities	5,000	5	-	(130)	4,875
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393

At March 31, 2021 and December 31, 2020, the gross unrealized losses and the fair value for securities available for sale were as follows:

	As of March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$239	$(5)	$615	$(5)	$854	$(10)
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	1,196,180	(24,216)	644	(4)	1,196,824	(24,220)
Corporate securities	-	-	2,899	(101)	2,899	(101)
	$1,196,419	$(24,221)	$4,158	$(110)	$1,200,577	$(24,331)

	As of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$777	$(8)	$777	$(8)
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	76,978	(134)	1,785	(8)	78,763	(142)
Corporate securities	-	-	2,870	(130)	2,870	(130)
	$76,978	$(134)	$5,432	$(146)	$82,410	$(280)

The Company monitors the credit quality of debt securities AFS through the use of credit ratings from NRSRO to assist in the determination of any current expected credit losses. At March 31, 2021, the Company had no allowance for credit losses on AFS securities. The following table summarizes the amortized cost of AFS debt securities at March 31, 2021, aggregated by credit quality indicator.

Note 2 — Investment Securities – continued

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of March 31, 2021
U.S. Government-backed securities(1)	$1,480,374	$4,679	$(24,221)	$(9)	$1,460,823
Investment grade rating	30,738	843	-	(101)	31,480
Below investment grade	-	-	-	-	-
Unrated investment securities	7,947	241	-	-	8,188
	$1,519,059	$5,763	$(24,221)	$(110)	$1,500,491
As of December 31, 2020
U.S. Government-sponsored securities(1)	$1,260,425	$17,956	$(134)	$(16)	$1,278,231
Investment grade rating	33,063	1,008	-	(130)	33,941
Below investment grade	-	-	-	-	-
Unrated investment securities	7,947	274	-	-	8,221
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393

(1)	Securities backed by the full faith and credit of the U.S. Government.

The amortized cost and estimated fair value of investment securities that are available for sale at March 31, 2021, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$11,710	$11,821
After one year through five years	26,136	26,822
After five years through ten years	28,142	29,160
After ten years	1,453,071	1,432,688
	$1,519,059	$1,500,491

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of March 31, 2021, the Company held 60 AFS investment securities with fair values less than amortized cost, compared to 21 at December 31, 2020. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any Company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.  In addition, the Company had no HTM securities at March 31, 2021, and December 31, 2020.

The Company sold $131 million AFS securities during the three months ended March 31, 2021, and recorded a $0.2 million gain on sale of investment securities. The Company did not sell any AFS securities during the three months ended March 31, 2020.  There were no AFS securities in a nonaccrual status at March 31, 2021 or December 31, 2020.

Note 3 — Loans and Allowance for Credit Losses

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Loans held for investment:
Commercial real estate loans:
Real estate term	$1,060,125	$1,021,880
Construction and land development	256,771	228,213
Total commercial real estate loans	1,316,896	1,250,093
Commercial and industrial loans	242,172	257,240
Consumer loans:
Residential and home equity	238,977	185,470
Consumer and other	5,892	8,948
Total consumer loans	244,869	194,418
Total gross loans	1,803,937	1,701,751
Net deferred loan fees	(6,976)	(6,255)
Total loans held for investment	1,796,961	1,695,496
Allowance for credit losses	(41,013)	(41,236)
Total loans held for investment, net	$1,755,948	$1,654,260

At March 31, 2021, the Company held 276 loans totaling $56.7 million of SBA PPP loans included in commercial and industrial loans above.  The SBA guarantees 100% of the outstanding balance, and that guarantee is backed by the full faith and credit of the United States Government.

Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31, 2021
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$20,627	$10,532	$8,095	$1,662	$320	$41,236
Provision for credit losses	(807)	2,314	(2,107)	598	2	-
Gross loan charge-offs	-	-	(922)	-	(48)	(970)
Recoveries	-	2	690	2	53	747
Net loan (charge-offs) / recoveries	-	2	(232)	2	5	(223)
Balance at end of period	$19,820	$12,848	$5,756	$2,262	$327	$41,013

	Three Months Ended March 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period, prior to adoption of ASC 326	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provision for credit losses	328	300	187	(104)	(61)	650
Gross loan charge-offs	(14)	(30)	(386)	-	(122)	(552)
Recoveries	-	14	126	22	101	263
Net loan (charge-offs) / recoveries	(14)	(16)	(260)	22	(21)	(289)
Balance at end of period	$12,997	$13,677	$11,468	$2,553	$558	$41,253

Note 3 — Loans and Allowance for Credit Losses – Continued

Non-accrual loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans, not troubled debt restructured:
Real estate term	$422	$150
Construction and land development	-	-
Commercial and industrial	933	922
Residential and home equity	36	254
Consumer and other	-	-
Total non-accrual loans, not troubled debt restructured	1,391	1,326
Troubled debt restructured loans, non-accrual:
Real estate term	5,566	6,421
Construction and land development	-	-
Commercial and industrial	375	1,272
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	5,941	7,693
Total non-accrual loans	$7,332	$9,019

Non-performing assets as of March 31, 2021 and December 31, 2020 have not been reduced by U.S. Government guarantees of $5.4 million and $4.2 million, respectively.

Troubled debt restructure loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Accruing troubled debt restructured loans	$1,341	$2,774
Non-accrual troubled debt restructured loans	5,941	7,693
Total troubled debt restructured loans	$7,282	$10,467

As of March 31, 2021, TDRs totaling $5.1 million met the criteria to be delisted for reporting purposes.  To be delisted as a TDR, the Company follows established regulatory guidelines.  For a loan that is a TDR, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of the restructuring and the loan is in compliance with its modified terms, the loan need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. A market interest rate is a contractual interest rate that at the time of the restructuring is greater than or equal to the rate that the institution was willing to accept for a new loan with comparable risk. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms.

The below table summarize TDRs outstanding as of March 31, 2021, by year of occurrence:

	March 31, 2021
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
2021	-	$-	-	$-	-	$-
2020	-	-	-	-	-	-
2019	3	1,341	5	4,825	8	6,166
2018	-	-	-	-	-	-
Thereafter	-	-	2	1,116	2	1,116
Total	3	$1,341	7	$5,941	10	$7,282

Note 3 — Loans and Allowance for Credit Losses – Continued

The following tables present TDRs that occurred during the periods presented by type of modification and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off, or a combination of both.  There were no TDRs occurring during the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
Interest rate reduction	-	$-	-	$-	-	$-
Loan payment deferment	-	-	1	113	1	113
Loan re-amortization	-	-	-	-	-	-
Loan extension	-	-	-	-	-	-
Total	-	$-	1	$113	1	$113

	Three Months Ended March 31, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
TDRs that occurred during the period (1)
Number of loans	1	-	-	-	-	1
Pre-modification balance	$113	$-	$-	$-	$-	$113
Post-modification balance	$113	$-	$-	$-	$-	$113

TDRs that subsequently defaulted
Number of loans	1	-	-	-	-	1
Recorded balance	$113	$-	$-	$-	$-	$113

(1)

Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for credit losses.

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	March 31, 2021
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,053,068	$1,069	$-	$5,988	$7,057	$1,060,125
Construction and land development	256,363	408	-	-	408	256,771
Total commercial real estate	1,309,431	1,477	-	5,988	7,465	1,316,896
Commercial and industrial	240,734	130	-	1,308	1,438	242,172
Consumer:
Residential and home equity	238,715	226	-	36	262	238,977
Consumer and other	5,851	41	-	-	41	5,892
Total consumer	244,566	267	-	36	303	244,869
Total gross loans	$1,794,731	$1,874	$-	$7,332	$9,206	$1,803,937

Note 3 — Loans and Allowance for Credit Losses – Continued

	December 31, 2020
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,013,914	$1,395	$-	$6,571	$7,966	$1,021,880
Construction and land development	227,054	1,159	-	-	1,159	228,213
Total commercial real estate	1,240,968	2,554	-	6,571	9,125	1,250,093
Commercial and industrial	253,833	1,170	43	2,194	3,407	257,240
Consumer:
Residential and home equity	184,566	650	-	254	904	185,470
Consumer and other	8,703	243	2	-	245	8,948
Total consumer	193,269	893	2	254	1,149	194,418
Total gross loans	$1,688,070	$4,617	$45	$9,019	$13,681	$1,701,751

Loans 90+ days past due in the table above are still accruing.

Credit Quality Indicators:

In addition to past due and non-accrual criteria, the Company also analyzes loans using a grading system. Performance-based grading follows the Company’s definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.

Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

Pass: A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is considered remote.

Special Mention: A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Company is currently protected, and loss is considered unlikely and not imminent.

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

Note 3 — Loans and Allowance for Credit Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2021
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$1,022,758	$12,255	$25,112	$-	$1,060,125	$19,820
Construction and land development	255,632	370	769	-	256,771	12,848
Total commercial real estate	1,278,390	12,625	25,881	-	1,316,896	32,668
Commercial and industrial	230,283	7,203	4,686	-	242,172	5,756
Consumer loans:
Residential and home equity	237,600	-	1,377	-	238,977	2,262
Consumer and other	5,892	-	-	-	5,892	327
Total consumer	243,492	-	1,377	-	244,869	2,589
Total	$1,752,165	$19,828	$31,944	$-	$1,803,937	$41,013

	December 31, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$978,945	$17,248	$25,687	$-	$1,021,880	$20,627
Construction and land development	224,066	3,785	362	-	228,213	10,532
Total commercial real estate	1,203,011	21,033	26,049	-	1,250,093	31,159
Commercial and industrial	247,983	4,348	4,020	889	257,240	8,095
Consumer loans:
Residential and home equity	183,306	-	2,164	-	185,470	1,662
Consumer and other	8,948	-	-	-	8,948	320
Total consumer	192,254	-	2,164	-	194,418	1,982
Total	$1,643,248	$25,381	$32,233	$889	$1,701,751	$41,236

Note 3 — Loans and Allowance for Credit Losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of March 31, 2021:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$63,910	$257,147	$115,953	$78,335	$74,643	$233,183	$199,587	$1,022,758
Special mention	-	-	2,390	2,008	-	-	7,857	12,255
Substandard	-	1,223	2,946	2,247	-	6,083	12,613	25,112
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$63,910	$258,370	$121,289	$82,590	$74,643	$239,266	$220,057	$1,060,125
Construction and land development
Risk rating
Pass	$4,311	$8,426	$4,014	$6,935	$1,273	$9,676	$220,997	$255,632
Special mention	-	-	-	-	-	-	370	370
Substandard	-	-	-	-	-	-	769	769
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$4,311	$8,426	$4,014	$6,935	$1,273	$9,676	$222,136	$256,771
Total commercial real estate loans	$68,221	$266,796	$125,303	$89,525	$75,916	$248,942	$442,193	$1,316,896
Commercial and industrial
Risk rating
Pass	$35,426	$50,087	$24,059	$20,884	$13,442	$46,205	$40,180	$230,283
Special mention	-	30	-	2,829	1,084	120	3,140	7,203
Substandard	-	-	680	877	554	913	1,662	4,686
Doubtful	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$35,426	$50,117	$24,739	$24,590	$15,080	$47,238	$44,982	$242,172
Consumer:
Residential real estate
Risk rating
Pass	$69,418	$75,789	$21,345	$17,870	$13,662	$33,555	$5,961	$237,600
Special mention	-	-	-	-	-	-	-	-
Substandard	-	30	-	63	-	1,284	-	1,377
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate loans	$69,418	$75,819	$21,345	$17,933	$13,662	$34,839	$5,961	$238,977
Consumer and other
Risk rating
Pass	$-	$1,704	$1,692	$1,071	$514	$909	$2	$5,892
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$-	$1,704	$1,692	$1,071	$514	$909	$2	$5,892
Total consumer loans	$69,418	$77,523	$23,037	$19,004	$14,176	$35,748	$5,963	$244,869
Total gross loans	$173,065	$394,436	$173,079	$133,119	$105,172	$331,928	$493,138	$1,803,937

Note 3 — Loans and Allowance for Credit Losses – Continued

The following tables provide amortized cost basis less government guarantees of $4.2 million and $8.8 million for collateral dependent loans as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$2,108	$-	$-	$-	$-	$2,108
Construction and land development	369	-	-	-	-	369
Total commercial real estate	2,477	-	-	-	-	2,477
Commercial and industrial	-	38	-	-	47	85
Consumer:
Residential and home equity	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total consumer	-	-	-	-	-	-
Total collateral dependent loans	$2,477	$38	$-	$-	$47	$2,562

	December 31, 2020

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$4,118	$-	$-	$-	$-	$4,118
Construction and land development	362	-	-	-	-	362
Total commercial real estate	4,480	-	-	-	-	4,480
Commercial and industrial	-	1,165	-	-	43	1,208
Consumer:
Residential and home equity	216	-	-	-	-	216
Consumer and other	-	-	-	-	-	-
Total consumer	216	-	-	-	-	216
Total collateral dependent loans	$4,696	$1,165	$-	$-	$43	$5,904

The following table presents the changes in the accretable yield for non-PCD loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$2,803	$4,247
Accretion to interest income	(295)	(898)
Reclassification from non-accretable difference	-	402
Balance, end of period	$2,508	$3,751

Loans and deposits to affiliates — The Company has entered into loan transactions with certain directors, principal shareholders, affiliated companies, and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $17.4 million and $14.5 million as of March 31, 2021 and December 31, 2020, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $9.3 million and $12.2 million as of March 31, 2021 and December 31, 2020, respectively.  Deposits from affiliates were $23.8 million and $7.8 million as of March 31, 2021 and December 31, 2020, respectively.

Note 4 — Commitments and Contingencies

Litigation contingencies — The Company is involved in various claims, legal actions, and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit, or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, including unsecured commitments of $14,690 and $12,039 as of March 31, 2021 and December 31, 2020, respectively	$739,293	$656,914
Stand-by letters of credit and bond commitments, including unsecured commitments of $556 and $727 as of March 31, 2021 and December 31, 2020, respectively	30,727	26,036
Unused credit card lines, all unsecured	29,328	29,111

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

Note 5 — Fair Value - Continued

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair values of investment securities are priced using current active market quotes, if available, which are considered Level 1 measurements. The Company utilizes matrix pricing to fair value most of its securities portfolio. Matrix pricing compares the relationship of each security to other benchmark quoted prices. These measurements are considered Level 2.  Level 3 measurements were determined using discounted cash flow analyses based on the net present value of each security’s projected cash flows using observable market data for similar securities.

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

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$111,542	$111,542	$239,874	$239,874
Investment securities available for sale	2	1,492,303	1,492,303	1,312,172	1,312,172
Investment securities available for sale	3	8,188	8,188	8,221	8,221
Non-marketable securities	2	4,042	4,042	2,890	2,890
Loans held for sale	2	8,293	8,293	14,152	14,152
Loans held for investment	3	1,755,948	1,718,248	1,654,260	1,618,743

Financial Liabilities:
Total deposits	2	$3,158,986	$2,929,224	$2,916,308	$2,751,715

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,492,303	$8,188	$1,500,491
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	421	421

As of December 31, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,312,172	$8,221	$1,320,393
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	1,804	1,804

Note 5 — Fair Value - Continued

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

Note 6 — Income Taxes

Income tax expense was $3.0 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate for the first quarter of 2021 was 24.1%, compared with 23.9% in the first quarter of 2020.

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

As of March 31, 2021, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

The Company’s actual and required capital amounts and ratios are as follows:

	March 31, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$336,091	17.15%	$88,205	4.50%	$127,407	6.50%
Tier 1 Capital to Risk-Weighted Assets	336,091	17.15%	117,606	6.00%	156,808	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	360,822	18.41%	156,808	8.00%	196,010	10.00%
Tier 1 Leverage	336,091	10.06%	133,598	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$329,450	16.81%	$88,190	4.50%	$127,386	6.50%
Tier 1 Capital to Risk-Weighted Assets	329,450	16.81%	117,587	6.00%	156,783	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	354,177	18.07%	156,783	8.00%	195,979	10.00%
Tier 1 Leverage	329,450	9.78%	134,735	4.00%	168,419	5.00%

Note 7 — Regulatory Capital Matters - Continued

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$329,049	17.91%	$82,679	4.50%	$119,426	6.50%
Tier 1 Capital to Risk-Weighted Assets	329,049	17.91%	110,239	6.00%	146,985	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	352,266	19.17%	146,985	8.00%	183,732	10.00%
Tier 1 Leverage	329,049	10.47%	125,681	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$322,783	17.59%	$82,578	4.50%	$119,280	6.50%
Tier 1 Capital to Risk-Weighted Assets	322,783	17.59%	110,104	6.00%	146,806	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	345,973	18.85%	146,806	8.00%	183,507	10.00%
Tier 1 Leverage	322,793	10.18%	126,795	4.00%	158,493	5.00%

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

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In May 2020, on approval by and at the recommendation of the Board of Directors (“Board”), the shareholders of the Company approved a share-based incentive plan (the “Plan”). The effective date of the Plan was May 27, 2020 (the “Effective Date”).  The Plan provides for various share-based incentive awards, including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors, and other employees. The maximum aggregate number of shares that may be issued under the Plan is 1,000,000 common shares. The share-based awards are granted to participants under the Plan at a price not less than the fair value on the date of grant and for terms of up to ten years. The Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

During the three months ended March 31, 2021, the Company granted 64,113 restricted stock units (“RSUs”) at a weighted-average fair value of $27.99 per unit.  All awards granted after the Effective Date and through March 31, 2021, have been under the Plan.  The RSUs generally vest over periods from one to three years. The Company recorded share-based compensation expense of $351,000 and $385,000 for the three months ended March 31, 2021 and 2020, respectively.  Additionally, the Company did not grant any options for the purchase of common shares during the three months ended March 31, 2021 and 2020, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of Section 27A the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe the Company’s future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations, and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), and other parts of this report that could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Form 10-Q:

•	the pendency, duration and impact of the COVID-19 pandemic;
•	changes in general economic conditions, either nationally or in the Company’s local market;
•	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on the Company’s loan portfolio than expected;
•	risks associated with the Company’s growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support growth in assets;
•	risks associated with the integration of current and future acquisitions;
•	increased lending risks associated with high concentration of real estate loans;
•	ability to successfully grow business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security;
•	technological changes;
•	regulatory or judicial proceedings; and
•

other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

AltabancorpTM is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  The Company operates all business activities through its wholly owned banking subsidiary, AltabankTM (the “Bank”) which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.

AltabankTM is the largest community bank in Utah.  AltabankTM, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 25 branch locations from Preston, Idaho to St. George, Utah. The Company’s clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. AltabankTM has been serving communities in Utah and southern Idaho for more than 100 years.  Loan growth historically has been the result of mergers and acquisitions as well as organic growth that the Company believes was generated by seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to its clients.  The primary source of funding for the Company’s asset growth has been the generation of core deposits, which the Company raised from its existing branch system as well as through acquisitions.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic.  Local and national governments and regulatory authorities have systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, and shelter in place, stay home, and similar directives and orders.  In response to the COVID-19 pandemic and in adherence with state and local guidelines, the Company has implemented its business continuity plan and other measures and activities to protect employees and, at the same time, to assist clients and the communities of which it is a part, including remote working for the majority of its employees, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program for loans to qualifying small businesses.  The Company’s return to normal business operations depends on, in part, widespread vaccinations and applicable state and local transmission indices and reopening guidelines, the timing and extent of which are not yet known.

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with the Company’s annual consolidated financial statements and related notes.

	March 31,	December 31,	September 30,	March 31,
(Dollars in thousands, except share data)	2021	2020	2020	2020
Selected Balance Sheet Information:
Book value per share	$18.54	$19.71	$19.16	$18.10
Tangible book value per share	$16.94	$18.21	$17.66	$16.59
Non-performing loans to total loans	0.42%	0.54%	0.41%	0.41%
Non-performing assets to total assets	0.21%	0.27%	0.22%	0.27%
Allowance for credit losses to loans held for investment	2.28%	2.43%	2.45%	2.51%
Loans to Deposits	55.85%	57.21%	62.11%	76.48%

Asset Quality Data:
Non-performing loans	$7,332	$9,064	$6,944	$6,590
Non-performing assets	$7,332	$9,064	$6,944	$6,590

Capital Ratios:
Tier 1 leverage capital	10.06%	10.47%	10.87%	12.74%
Total risk-based capital	18.41%	19.17%	19.13%	18.62%
Average equity to average assets	10.94%	11.15%	11.68%	13.82%
Tangible common equity to tangible assets (1)	9.16%	10.27%	10.55%	12.73%

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Selected Financial Information:
Basic earnings per share	$0.50	$0.59	$0.57
Diluted earnings per share	$0.50	$0.58	$0.57
Net interest margin (2)	2.91%	3.18%	4.79%
Efficiency ratio	57.09%	53.70%	52.20%
Non-interest income to average assets	0.64%	0.79%	0.63%
Non-interest expense to average assets	1.98%	2.05%	2.71%
Return on average assets	1.13%	1.34%	1.80%
Return on average equity	10.30%	12.06%	13.05%
Net charge-offs	$223	$259	$289
Annualized net charge-offs to average loans	0.05%	0.06%	0.07%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.  Intangible assets were $30.1 million, $28.2 million, $28.3 million, and $28.5 million at March 31, 2021, December 31, 2020, September 30, 2020, and March 31, 2020, respectively.

(2)	Net interest margin is defined as annualized net interest income divided by average earning assets.

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

	Three Months Ended
	March 31, 2021			March 31, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$162,499	$27	0.07%	$103,099	$316	1.23%
Securities: (1)
Taxable securities	1,347,284	2,104	0.63%	449,195	2,868	2.57%
Non-taxable securities (2)	34,692	177	2.07%	50,516	253	2.01%
Total securities	1,381,976	2,281	0.67%	499,711	3,121	2.51%
Loans (3)
Real estate term	1,024,491	12,760	5.05%	935,753	13,467	5.79%
Construction and land development	247,771	3,820	6.25%	277,720	5,024	7.28%
Commercial and industrial	239,244	3,854	6.53%	279,278	4,906	7.07%
Residential and home equity	217,335	2,206	4.12%	170,767	2,286	5.38%
Consumer and other	9,162	174	7.69%	15,110	242	6.43%
Total loans	1,738,003	22,814	5.32%	1,678,628	25,925	6.21%

Non-marketable equity securities	3,015	22	2.98%	2,638	22	3.33%
Total interest earning assets	3,285,493	25,144	3.10%	2,284,076	29,384	5.17%
Allowance for credit losses	(41,406)			(42,136)
Non-interest earning assets	151,269			159,578
Total average assets	$3,395,356			$2,401,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$1,130,353	$569	0.20%	$832,083	$779	0.38%
Money market accounts	668,091	524	0.32%	352,120	811	0.93%
Certificates of deposit less than or equal to $250,000	119,239	261	0.89%	130,890	393	1.21%
Certificates of deposit greater than $250,000	41,779	166	1.61%	38,778	180	1.87%
Total interest bearing deposits	1,959,462	1,520	0.31%	1,353,871	2,163	0.64%
Short-term borrowings	25,931	26	0.40%	-	-	0.00%
Total interest-bearing liabilities	1,985,393	1,546	0.32%	1,353,871	2,163	0.64%
Non-interest bearing deposits	1,028,130			699,780
Total funding	3,013,523	1,546	0.21%	2,053,651	2,163	0.42%
Other non-interest bearing liabilities	10,387			15,878
Shareholders’ equity	371,446			331,989
Total average liabilities and shareholders’ equity	$3,395,356			$2,401,518
Net interest income		$23,598			$27,221
Interest rate spread			2.79%			4.53%
Net interest margin			2.91%			4.79%

(1)	Excludes average unrealized losses of $12.9 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $59,000 and $84,000 for the three months ended March 31, 2021 and 2020, respectively.
(3)	Loan interest income includes loan fees of $2.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$117	$(406)	$(289)
Taxable securities	2,590	(3,354)	(764)
Non-taxable securities	(81)	5	(76)
Total securities	2,509	(3,349)	(840)
Loans
Real estate term	1,205	(1,912)	(707)
Construction and land development	(508)	(696)	(1,204)
Commercial and industrial	(666)	(386)	(1,052)
Residential and home equity	544	(624)	(80)
Consumer and other	(107)	39	(68)
Total Loans	468	(3,579)	(3,111)

Non-marketable equity securities	3	(3)	-
Total interest income	3,097	(7,337)	(4,240)
Interest expense:
Demand and savings accounts	223	(433)	(210)
Money market accounts	451	(738)	(287)
Certificates of deposit less than or equal to $250,000	(33)	(99)	(132)
Certificates of deposit greater than $250,000	13	(27)	(14)
Short-term borrowings	13	13	26
Total interest expense	667	(1,284)	(617)
Net interest income	$2,430	$(6,053)	$(3,623)

For the three months ended March 31, 2021, net interest income decreased $3.6 million, or 13.31%, to $23.6 million, compared with $27.2 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 188 basis points to 2.91% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $934 million, or 45.48%, for the same comparable period. Average interest earning assets increased $1.00 billion, or 43.84%, to $3.29 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 52.90% for the three months ended March 31, 2021 compared with 73.49% for the same comparable period.

Yield on interest earning assets declined 207 basis points to 3.10% for the three months ended March 31, 2021, compared with 5.17% for the same comparable period.  The decline in yield on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $942 million, or 156%, to $1.54 billion for the same comparable period with the yield on cash and investment securities declining 169 basis points to 0.60% for the first quarter of 2021 compared with 2.29% for the same comparable period.  This decline is primarily the result of yield on investment securities declining 184 basis points to 0.67% for the same comparable period as prepayment rates on mortgage-backed securities significantly increased in the first quarter of 2021.

The Company rebalanced its mortgage-backed securities by selling $131 million of securities with the highest prepayment rates at the end of the first quarter, recording a gain on sale of $0.2 million.  This sale was offset by the purchase of $150 million of mortgage-backed securities at par value.  The Company expects the yield on its investment securities portfolio to be in excess of 1.00% in the second quarter of 2021.  In addition, the yield on loans declined 89 basis points to 5.32% compared with 6.21% for the same comparable period.  Average loans outstanding increased $59 million, or 3.54%, to $1.74 billion for the same comparable period.

For the three months ended March 31, 2021, total cost of interest bearing liabilities decreased 32 basis points to 0.32%, compared with 0.64% for the same comparable period, and the total cost of funds decreased 21 basis points to 0.21%, compared with 0.42% for the same comparable period.

For the three months ended March 31, 2021, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added four basis points to net interest margin.

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

Financial Overview for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Interest income	$25,144	$29,384	$(4,240)	-14.4%
Interest expense	1,546	2,163	617	28.5%
Net interest income	23,598	27,221	(3,623)	-13.3%
Provision for credit losses	-	650	650	100.0%
Net interest income after provision for credit losses	23,598	26,571	(2,973)	-11.2%
Non-interest income	5,382	3,740	1,642	43.9%
Non-interest expense	16,545	16,161	(384)	-2.4%
Income before income tax expense	12,435	14,150	(1,715)	-12.1%
Income tax expense	2,997	3,377	380	11.3%
Net income	$9,438	$10,773	$(1,335)	-12.4%

Net Income. Net income decreased $1.3 million to $9.4 million for the three months ended March 31, 2021, compared with $10.8 million for the three months ended March 31, 2020. This was primarily attributable to no provision for credit losses, an increase in non-interest income of $1.6 million, an increase in income tax expense of $0.4 million offset by a decrease in net interest income of $3.6 million, and an increase in non-interest expense of $0.4 million.

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2021, net interest income decreased $3.6 million, or 13.31%, to $23.6 million, compared with $27.2 million for the same comparable period.  The decrease is primarily the result of net interest margins narrowing 188 basis points to 2.91% for the same comparable period.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $934 million, or 45.48%, for the same comparable period. Average interest earning assets increased $1.00 billion, or 43.84%, to $3.29 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 52.90% for the three months ended March 31, 2021 compared with 73.49% for the same comparable period.

Yield on interest earning assets declined 207 basis points to 3.10% for the three months ended March 31, 2021 compared with 5.17% for the same comparable period.  The decline in yield on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $942 million, or 156%, to $1.54 billion for the same comparable period with the yield on cash and investment securities declining 169 basis points to 0.60% for the first quarter of 2021 compared with 2.29% for the same comparable period.  This decline is primarily the result of yield on investment securities declining 184 basis points to 0.67% for the same comparable period as prepayment rates on mortgage-backed securities significantly increasing in the first quarter of 2021.

For the three months ended March 31, 2021, total cost of interest bearing liabilities decreased 32 basis points to 0.32%, compared with 0.64% for the same comparable period, and the total cost of funds decreased 21 basis points to 0.21%, compared with 0.42% for the same comparable period.

For the three months ended March 31, 2021, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added four basis points to net interest margin.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses in the loan portfolio.

The Company did not record any provision for credit losses for the three months ended March 31, 2021, compared with $0.7 million for the same comparable period.  The decrease in provision for credit losses in the three months ended March 31, 2021 compared with the same comparable period is due primarily to a $9.3 million, or 46.30%, decline in loans individually evaluated for credit losses to $10.8 million and the related allowance for credit losses of $6.5 million offset by a $160 million, or 9.82%, increase in loans with similar risk characteristics to $1.79 billion and the related allowance for credit losses of $34.5 million.  For the three months ended March 31, 2021, the Company incurred net charge-offs of $0.2 million, compared with $0.3 million for the same comparable period.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Mortgage banking	$2,781	$1,710	$1,071	62.6%
Card processing	1,071	707	364	51.5%
Service charges on deposit accounts	692	780	(88)	-11.3%
Net gain on sale of investment securities	206	-	206	0.0%
Other	632	543	89	16.4%
Total non-interest income	$5,382	$3,740	$1,642	43.9%

For the three months ended March 31, 2021, noninterest income increased $1.6 million, or 43.90%, to $5.4 million, compared with $3.7 million the same comparable period.  The increase was primarily due to a $1.1 million, or 62.63%, increase in mortgage banking income to $2.8 million, compared with $1.7 million for the same comparable period resulting from higher volume and wider margins on loans sold, which was favorably impacted by an increase in mortgage loan refinances, as overall interest rates declined.  Total mortgage loans sold increased $70.4 million, or 140%, to $120.5 million for the first quarter compared with the same comparable period.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,	March 31,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Salaries and employee benefits	$11,087	$10,844	$(243)	-2.2%
Occupancy, equipment and depreciation	1,195	1,539	344	22.4%
Data processing	1,849	1,136	(713)	-62.8%
Marketing and advertising	306	432	126	29.2%
FDIC premiums	226	-	(226)	0.0%
Other	1,882	2,210	328	14.8%
Total non-interest expense	$16,545	$16,161	$(384)	-2.4%

For the three months ended March 31, 2021, noninterest expense was $16.5 million, compared with $16.2 million for the same comparable period.  For the three months ended March 31, 2021, the Company’s efficiency ratio was 57.50% compared with 52.20% for the same comparable period.

The increase in noninterest expense for the three months ended March 31, 2021 was primarily the result of higher data processing expenses due to: (i) technology investments in loan origination software for the mortgage banking division; (ii) technology investments made in the commercial banking division, including costs for its cloud-based, commercial loan origination application (nCino), automated processes for smaller ticket commercial loans (titled AltaexpressTM), the implementation of a Salesforce CRM solution, and a new cloud-based, commercial client treasury management solution; and  (iii) a new cloud-based, construction budget, draw and inspection management solution for both commercial and consumer clients.  The Company expects to continue to make significant investments in new technologies to enhance the client experience and empower clients to transact more business on the Company’s mobile platform; to lower the overall costs of its operating platform; and to become more scalable.

The increase in noninterest expense was also the result of higher salaries and employee benefits resulting from annual merit increases and higher incentive payments, particularly in the mortgage banking division.  In addition, the Company did not incur FDIC premium payments for the first quarter of 2020 due to the application of the small bank assessment credit from the FDIC.  Lastly, the Company incurred $0.2 million in one-time additional legal costs during the first quarter of 2021.

Income Tax Expense. For the three months ended March 31, 2021, income tax expense was $3.0 million, compared with $3.4 million for the same comparable period.  For the three months ended March 31, 2021, the effective tax rate was 24.10%, compared with 23.87% for the same comparable period.

Financial Condition

Total assets were $3.5 billion at March 31, 2021, representing a 4.6% increase compared with December 31, 2020. Total loans held for investment were $1.8 billion at March 31, 2021, an increase of 6.0% from December 31, 2020. Total deposits were $3.2 billion at March 31, 2021, an increase of 8.3% compared with December 31, 2020.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Loans held for sale	$8,293	$14,152

Loans held for investment:
Commercial real estate loans:
Real estate term	$1,060,125	$1,021,880
Construction and land development	256,771	228,213
Total commercial real estate loans	1,316,896	1,250,093
Commercial and industrial loans	242,172	257,240
Consumer loans:
Residential and home equity	238,977	185,470
Consumer and other	5,892	8,948
Total consumer loans	244,869	194,418
Total gross loans	1,803,937	1,701,751
Net deferred loan fees	(6,976)	(6,255)
Total loans held for investment	1,796,961	1,695,496
Allowance for credit losses	(41,013)	(41,236)
Total loans held for investment, net	$1,755,948	$1,654,260

	March 31,	December 31,
(Percentage of total gross loans)	2021	2020
Loans held for investment:
Commercial real estate loans:
Real estate term	58.9%	60.1%
Construction and land development	14.2%	13.4%
Total commercial real estate loans	73.1%	73.5%
Commercial and industrial loans	13.4%	15.1%
Consumer loans:
Residential and home equity	13.2%	10.9%
Consumer and other	0.3%	0.5%
Total consumer loans	13.5%	11.4%
Total loans held for investment	100.0%	100.0%

The Company originates certain residential mortgage loans for sale to investors that are carried at cost. Due to the short period held, generally less than 90 days, the Company considers the carrying value of these loans held for sale to be the approximate fair value.

The following table shows the amounts of outstanding loans, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the table below, loans are classified as real estate related if they are collateralized by real estate. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and adjustable interest rate loans.

Contractual maturities at March 31, 2021 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$92,074		$176,064	$791,987	$1,060,125	$206,589	$761,462
Construction and land development	191,446		45,986	19,339	256,771	5,334	59,991
Total commercial real estate loans	283,520		222,050	811,326	1,316,896	211,923	821,453
Commercial and industrial loans	62,445		150,105	29,622	242,172	127,963	51,764
Consumer loans:
Residential and home equity	102,739		21,190	115,048	238,977	27,264	108,974
Consumer and other	786		3,770	1,336	5,892	4,812	294
Total consumer loans	103,525		24,960	116,384	244,869	32,076	109,268
Total gross loans held for investment	$449,490	(1)	$397,115	$957,332	$1,803,937	$371,962	$982,485	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year was $1.4 billion or 79.4% of total gross loans held for investment at March 31, 2021.

Concentrations. As of March 31, 2021, in Management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 86.3% of total loans held for investment, of which 58.9% are real estate term loans, 14.2% are construction and land development loans, and 13.2% are residential and home equity loans. The Company requires collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  The Company’s concentration in commercial and industrial loans decreased to 13.4% at March 31, 2021 from 15.1% at December 31, 2020.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued, and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans, not troubled-debt restructured
Real estate term	$422	$150
Construction and land development	-	-
Commercial and industrial	933	922
Residential and home equity	36	254
Consumer and other	-	-
Total non-accrual, not troubled-debt restructured loans	1,391	1,326
Troubled-debt restructured loans non-accrual
Real estate term	5,566	6,421
Construction and land development	-	-
Commercial and industrial	375	1,272
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	5,941	7,693
Total non-accrual loans (1)	7,332	9,019
Accruing loans past due 90 days or more	-	45
Total non-performing loans (NPL)	7,332	9,064

OREO	-	-
Total non-performing assets (NPA) (2)	$7,332	$9,064
Accruing troubled debt restructured loans	$1,341	$2,774
Non-accrual troubled debt restructured loans	5,941	7,693
Total troubled debt restructured loans	$7,282	$10,467
(1)

The Company estimates that approximately $156,000 and $403,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of March 31, 2021 and December 31, 2020 have not been reduced by U.S. government guarantees of $5.4 million and $4.2 million, respectively.

Individually Evaluated Loans. Individually evaluated loans are when a loan no longer shares similar risk characteristics with other loans, based on current information and events, whether it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement or when identified through its credit monitoring process. The Company measures estimated credit losses based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that the Company would not otherwise consider. TDRs were $7.3 million and $10.5 million at March 31, 2021 and December 31, 2020, respectively. TDRs are considered individually evaluated loans of which $5.9 million and $7.7 million were designated as non-accrual at March 31, 2021 and December 31, 2020, respectively.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified.

The Company offered a loan deferment relief program of up to six months to clients impacted by the COVID-19 pandemic.  Under rare circumstances, loans will be re-evaluated at the end of the deferral period.  To qualify for a second loan deferral, the Company will require a full re-underwriting of the credit.

The Company offered temporary loan payment relief to 445 businesses and 118 individuals totaling approximately $345 million to address cash flow challenges for those impacted by the COVID-19 pandemic.  To date, the deferral period had ended for 556 clients, or 99%, for loans totaling $329 million.  This leaves only seven clients, or 1%, for loans totaling $16.0 million still on deferral.  At March 31, 2021, there were only three clients with small balance loans totaling $0.1 million, who have not made a subsequent loan payment for 30 days or greater, after their payment deferment agreement expired.  The Company entered into another loan payment deferment agreement with five clients, who had an initial loan payment deferment agreement.  Total dollars outstanding for these clients is $10.1 million.  Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance.

Under the first round of the SBA PPP loan program, the Company funded 333 loans, totaling $84.6 million.  The Company has filed 241 forgiveness applications (approximately 72%) with the SBA, totaling $62.2 million and has received loan forgiveness on 228 loans, totaling $56.3 million, or 67% of all SBA PPP loans funded.  To date, the Company has not received a denial on any loan forgiveness application submitted to the SBA.

Under the second round of the SBA PPP loan program, the Company has funded 172 loans, totaling $29.5 million.  Total SBA PPP loans declined $3.9 million, or 6.4%, to $56.7 million at March 31, 2021, compared with $60.6 million at December 31, 2020.

OREO Properties. OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. All OREO properties are recorded by the Company at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The following table provides a summary of the changes in the OREO balance:

Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$-	$-
Additions	-	-
Write-downs	-	-
Sales	-	-
Balance, end of period	$-	$-

Allowance for Credit Losses

The Company maintains an adequate allowance for credit losses, or ACL, based on a comprehensive methodology that determines the Company’s current expected credit losses (“CECL”) for investment securities available for sale, loans held for investment, and off balance sheet commitments.

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

Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: (i) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (ii)  changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (iii) changes in the nature and volume of the portfolio and in the terms of loans; (iv) changes in the experience, ability, and depth of lending management and other relevant staff;  (v) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; (vi) changes in the quality of the institution’s loan review system; (vii) changes in the value of underlying collateral for collateral-dependent loans; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and, (ix) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as additional information becomes available or circumstances change.

The Company used the weighted average remaining maturity (“WARM”) approach, adjusted for prepayments, to calculate CECL at March 31, 2021 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculate current expected credit losses or loan segments from time-to-time as the Company improved credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of ACL.

The following table sets forth the activity in the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$41,236	$31,426
Impact of adopting ASC 326	-	9,466
Loans charged off:
Real estate term	-	(14)
Construction and land development	-	(30)
Commercial and industrial	(922)	(386)
Residential and home equity	-	-
Consumer and other	(48)	(122)
Total charge-offs	(970)	(552)
Recoveries:
Real estate term	-	-
Construction and land development	2	14
Commercial and industrial	690	126
Residential and home equity	2	22
Consumer and other	53	101
Total recoveries	747	263
Net loan charge-offs	(223)	(289)
Provision for credit losses	-	650
Ending balance ACL	$41,013	$41,253
Loans held for investment	$1,796,961	$1,642,516
Average loans	1,738,003	1,678,628
Selected ratios:
Net loan charge-offs to average loans	0.05%	0.07%
Provision for credit losses to average loans	0.00%	0.16%
Allowance for credit losses to loans held for investment	2.28%	2.51%

The ACL to loans held for investment was 2.28% at March 31, 2021, compared with 2.51% at March 31, 2020.  The allowance for credit losses is also adjusted based on changes to the underlying loan portfolio, changes to the Company’s historical loss rates, and adjustments to qualitative ACL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ACL in each category to total loans as of the following dates:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Commercial real estate loans:
Real estate term	$19,820	$20,627
Construction and land development	12,848	10,532
Total commercial real estate loans	32,668	31,159
Commercial and industrial loans	5,756	8,095
Consumer loans:
Residential and home equity	2,262	1,662
Consumer and other	327	320
Total consumer loans	2,589	1,982
Total	$41,013	$41,236

Investments

Investment securities were $1.5 billion at March 31, 2021 and $1.3 billion at December 31, 2020. As of March 31, 2021, the Company’s portfolio of investment securities was comprised of available for sale securities.  At March 31, 2021, the Company held no investment securities from any issuer which totaled over 10% of shareholders’ equity.

The carrying value of the Company’s portfolio of investment securities was as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Available for sale securities: (Fair Value)
U.S. Government agencies	$12,889	$13,205
Municipal securities	34,761	37,287
Mortgage-backed securities	1,447,934	1,265,026
Corporate securities	4,907	4,875
Total investment securities	$1,500,491	$1,320,393

The following table shows the amortized cost for maturities of investment securities as of March 31, 2021, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$5,018	2.13%	$7,581	2.29%	$-	0.00%	$-	0.00%	$12,599	2.23%
Municipal securities	6,447	1.71%	15,581	2.09%	11,657	2.27%	-	0.00%	33,685	2.08%
Mortgage-backed securities	245	1.61%	974	2.29%	13,485	2.25%	1,453,071	1.30%	1,467,775	1.31%
Other securities	-	0.00%	2,000	1.22%	3,000	0.93%	-	0.00%	5,000	1.04%
Total investment securities	$11,710	1.89%	$26,136	2.09%	$28,142	2.12%	$1,453,071	1.30%	$1,519,059	1.33%

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

The Company evaluates and records an ACL on an AFS debt security when it determines that the decline in fair value on an AFS debt security is credit loss-related at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) intent and ability to retain investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits

Total deposits were $3.16 billion at March 31, 2021 and $2.92 billion at December 31, 2020. The increase in total deposits is attributed primarily to monies received by clients from government relief programs and relief programs the Company offered as well as organic growth.  Non-interest bearing demand deposits were $1.1 billion, or 35.0% of total deposits at March 31, 2021 compared with $1.04 billion, or 34.7% of total deposits at December 31, 2020. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$1,028,130	0.00%	$699,780	0.00%
Interest bearing deposits:
Interest bearing demand and savings	1,130,353	0.20%	832,083	0.38%
Money market	668,091	0.32%	352,120	0.93%
Certificates of deposit less than or equal to $250,000	119,239	0.89%	130,890	1.21%
Certificates of deposit greater than $250,000	41,779	1.61%	38,778	1.87%
Total interest bearing deposits	1,959,462	0.31%	1,353,871	0.64%
Total	$2,987,592	0.21%	$2,053,651	0.42%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

March 31,
(Dollars in thousands)	2021
Due in three months or less	$8,879
Due in over three months through six months	3,535
Due in over six months through twelve months	8,355
Due in over twelve months	18,664
Total	$39,433

Deposits are gathered from individuals, partnerships and corporations in the Company’s market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet the Company’s funding requirements. The Company will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $349.9 million at March 31, 2021, a decrease of $21.3 million, or 5.73%, since December 31, 2020. The decrease in shareholders’ equity for the three months ended March 31, 2021 was primarily due to a decrease of $28.1 million in accumulated other comprehensive income offset by net income of $9.4 million for the period less dividends paid of $2.8 million.

Dividends of $0.15 per share were declared during the three months ended March 31, 2021, representing 30.0% of the net income for the same period. The Company announced a quarterly dividend of $0.15 per share on April 28, 2021, payable on May 17, 2021 for shareholders of record on May 10, 2021.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

The following table sets forth capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	AltabancorpTM
	Equal to Stated	March 31,	December 31,	March 31,
	Percentage)	2021	2020	2020
Common equity tier 1 capital	6.50%	17.15%	17.91%	17.36%
Tier 1 risk-based capital	8.00%	17.15%	17.91%	17.36%
Total risk-based capital	10.00%	18.41%	19.17%	18.62%
Tier 1 leverage capital ratio	5.00%	10.06%	10.47%	12.74%

AltabancorpTM and AltabankTM met the requirements to be defined as a “well-capitalized” institution at March 31, 2021, December 31, 2020 and March 31, 2020 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth off-balance sheet lending commitments as of March 31, 2021:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$739,293	$462,143	$173,585	$29,539	$74,026
Standby letters of credit	30,727	30,727	-	-	-
Credit cards	29,328	29,328	-	-	-
Total	$799,348	$522,198	$173,585	$29,539	$74,026

Contractual Obligations

The following table sets forth significant contractual obligations as of March 31, 2021:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$156,499	$83,788	$49,493	$19,570	$3,648
Deposits without stated maturity	3,002,487	3,002,487	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$3,158,986	$3,086,275	$49,493	$19,570	$3,648

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. Liquidity, which is represented by cash borrowing lines, federal funds and available for sale securities, is a result of operating, investing, and financing activities, and related cash flows. To ensure funds are available at all times, the Company devotes resources to projecting, on a monthly basis, the amount of funds that will be required, and the Company maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has borrowing lines at a correspondent bank totaling $25.0 million. The Company also has a current borrowing line with the FHLB, totaling $1.3 billion at March 31, 2021, which is secured by various real estate loans pledged as collateral totaling $894.8 million and investment securities of $691.6 million.  To provide liquidity to small business lenders, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (“PPPLF”). Under the PPPLF, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the Small Business Administration under the Paycheck Protection Program. In addition, loans originated under the SBA PPP will receive a zero percent risk weight under the agencies’ regulatory capital rule.  The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million.  The Company participated in the PPPLF for a substantial portion of SBA PPP round one loans; such loans are no longer pledged to the PPPLF.  The Company has chosen not to participate in the PPPLF during the second round of SBA PPP loan funding.  The Company has an additional borrowing line with the Federal Reserve Bank of $525.2 million, which is secured by $541.5 million of investment securities.

The Company believes its liquid assets are adequate to address cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2021, the Company had approximately $308.7 million in net liquid assets comprised of $111.5 million in cash and cash equivalents, which includes interest bearing deposits of $77.4 million and federal funds sold of $0.9 million, $1.5 billion in available for sale investment securities and $8.3 million in loans held for sale, less $1.3 billion of available for sale securities pledged as collateral for short-term borrowings.

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios by reducing its investment or loan volumes, or selling or encumbering assets. Further, the Company will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from its correspondent banks, as well as the FHLB. At the current time, the Company’s long-term liquidity needs primarily relate to funds required to support loan originations and commitments, deposit withdrawals and pending acquisitions. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

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

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans, and purchases and sales of investment securities. At March 31, 2020, the Company had outstanding loan commitments of $739.3 million, credit card commitments of $29.3 million and outstanding letters of credit of $30.7 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the three months ended March 31, 2021 was $175.2 million, principally from an increase in deposit balances offset by a decrease in short-term borrowings and dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2021 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims, legal actions, and complaints that arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for material risks that may affect the Company’s business. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

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

101

The following financial information from AltabancorpTM Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

ALTABANCORPTM
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)