Form 10-Q
period 2021-06-30
Altabancorp
filed 2021-08-09
CIK 1636286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 18,887,450 shares of common stock $0.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$35,446	$39,312
Interest-bearing deposits	27,045	197,769
Federal funds sold	838	2,793
Total cash and cash equivalents	63,329	239,874
Investment securities - available for sale, at fair value	1,491,707	1,320,393
Non-marketable equity securities	4,042	2,890
Loans held for sale	6,672	14,152
Loans:
Loans held for investment	1,873,685	1,695,496
Allowance for credit losses	(34,958)	(41,236)
Total loans held for investment, net	1,838,727	1,654,260
Premises and equipment, net	34,821	36,460
Goodwill	25,673	25,673
Bank-owned life insurance	43,234	42,720
Deferred income tax assets, net	11,787	7,389
Accrued interest receivable	9,537	11,336
Other intangibles	4,831	4,451
Other real estate owned	-	-
Other assets	6,445	6,630
Total assets	$3,540,805	$3,366,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$1,145,009	$1,039,844
Interest bearing deposits	2,011,698	1,876,464
Total deposits	3,156,707	2,916,308
Short-term borrowings	-	64,554
Accrued interest payable	325	616
Other liabilities	13,142	13,612
Total liabilities	3,170,174	2,995,090

Shareholders’ equity:
Preferred shares, $0.01 par value: 3,000,000 shares authorized; no shares issued	-	-
Common shares, $0.01 par value: 30,000,000 shares authorized; 18,880,610 and 18,828,522 shares issued and outstanding as of June 30, 2021
and December 31, 2020, respectively	189	188
Additional paid-in capital	88,209	87,574
Retained earnings	285,633	269,157
Accumulated other comprehensive (loss) / income	(3,400)	14,219
Total shareholders’ equity	370,631	371,138
Total liabilities and shareholders’ equity	$3,540,805	$3,366,228

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$22,573	$23,649	$45,387	$49,574
Interest and dividends on investments	4,190	3,753	6,520	7,212
Total interest income	26,763	27,402	51,907	56,786
Interest expense	1,466	1,613	3,012	3,776
Net interest income	25,297	25,789	48,895	53,010
(Recapture) / provision for credit losses	(5,000)	2,100	(5,000)	2,750
Net interest income after provision for credit losses	30,297	23,689	53,895	50,260
Non-interest income
Mortgage banking	2,404	3,036	5,185	4,746
Card processing	1,211	917	2,282	1,624
Service charges on deposit accounts	651	763	1,343	1,543
Net gain on sale of investment securities	-	1,441	206	1,441
Other	1,026	(41)	1,658	502
Total non-interest income	5,292	6,116	10,674	9,856
Non-interest expense
Salaries and employee benefits	10,707	10,786	21,794	21,630
Occupancy, equipment and depreciation	1,209	831	2,404	2,370
Data processing	2,434	2,383	4,283	3,519
Marketing and advertising	330	339	636	771
FDIC premiums	247	165	473	165
Acquisition-related costs	2,215	-	2,215	-
Other	1,713	1,771	3,595	3,981
Total non-interest expense	18,855	16,275	35,400	32,436
Income before income tax expense	16,734	13,530	29,169	27,680
Income tax expense	4,034	3,192	7,031	6,569
Net income	$12,700	$10,338	$22,138	$21,111
Earnings per common share:
Basic	$0.67	$0.55	$1.17	$1.12
Diluted	$0.67	$0.55	$1.16	$1.11
Weighted average common shares outstanding:
Basic	18,876,688	18,789,561	18,870,626	18,837,209
Diluted	19,036,575	18,932,511	19,028,175	18,985,319

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$12,700	$10,338	$22,138	$21,111
Other comprehensive income
Unrealized holding gains / (loss) on securities available for sale	14,034	3,951	(23,286)	14,518
Reclassification adjustment for gains on available for sale securities	-	(1,441)	(206)	(1,441)
Net unrealized holding gains / (loss) on securities available for sale	14,034	2,510	(23,492)	13,077

Income tax (expense) / benefit	(3,508)	(627)	5,873	(3,270)
Other comprehensive income / (loss), net of tax	10,526	1,883	(17,619)	9,807
Total comprehensive income	$23,226	$12,221	$4,519	$30,918

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
(Dollars in thousands, except share and per share	Common	Common	Paid-in	Retained	Comprehensive
amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of January 1, 2020	18,870,498	$189	$87,913	$242,878	$1,382	$332,362
Net income	-	-	-	10,773	-	10,773
Other comprehensive income	-	-	-	-	7,924	7,924
Cash dividends ($0.14 per share)	-	-	-	(2,646)	-	(2,646)
Reclass related to ASC 326 adoption (CECL)	-	-	-	(6,680)	-	(6,680)
Shares repurchased	(120,906)	(1)	(2,139)	-	-	(2,140)
Share-based compensation	-	-	385	-	-	385
Issuance of shares under stock incentive plans	38,218	-	159	-	-	159
Balance as of March 31, 2020	18,787,810	$188	$86,318	$244,325	$9,306	$340,137
Net income	-	-	-	10,338	-	10,338
Other comprehensive income	-	-	-	-	1,883	1,883
Cash dividends ($0.14 per share)	-	-	-	(2,631)	-	(2,631)
Share-based compensation	-	-	380	-	-	380
Issuance of shares under stock incentive plans	5,407	-	23	-	-	23
Balance as of June 30, 2020	18,793,217	$188	$86,721	$252,032	$11,189	$350,130

Balance as of January 1, 2021	18,828,522	$188	$87,574	$269,157	$14,219	$371,138
Net income	-	-	-	9,438	-	9,438
Other comprehensive loss	-	-	-	-	(28,145)	(28,145)
Cash dividends ($0.15 per share)	-	-	-	(2,830)	-	(2,830)
Share-based compensation	-	-	351	-	-	351
Issuance of shares under stock incentive plans	45,399	1	(82)	-	-	(81)
Balance as of March 31, 2021	18,873,921	$189	$87,843	$275,765	$(13,926)	$349,871
Net income	-	-	-	12,700	-	12,700
Other comprehensive income	-	-	-	-	10,526	10,526
Cash dividends ($0.15 per share)	-	-	-	(2,832)	-	(2,832)
Share-based compensation	-	-	343	-	-	343
Issuance of shares under stock incentive plans	6,689	-	23	-	-	23
Balance as of June 30, 2021	18,880,610	$189	$88,209	$285,633	$(3,400)	$370,631

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$22,138	$21,111
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture) / provision for credit losses	(5,000)	2,750
Depreciation and amortization	1,407	1,822
Deferred income taxes	1,475	(24)
Net amortization of securities premiums and discounts	9,411	1,541
Gain on sale of available for sale securities	(206)	-
Increase in cash surrender value of bank-owned life insurance	(514)	(293)
Share-based compensation	694	765
Gain on sale of loans held for sale	(3,878)	(3,467)
Originations of loans held for sale	(192,536)	(136,459)
Proceeds from sale of loans held for sale	203,894	129,332
Net changes in:
Accrued interest receivable	1,799	(3,778)
Other assets	238	(938)
Accrued interest payable	(291)	(138)
Other liabilities	(1,518)	1,552
Net cash provided by operating activities	37,113	13,776
Cash flows from investing activities:
Net change in loans held for investment	(178,086)	22,057
Purchase of available for sale securities	(663,600)	(674,709)
Proceeds from maturities/sales of available for sale securities	459,589	118,783
Purchase of premises and equipment	(534)	(1,354)
Proceeds from sale of OREO, net of improvements	-	343
Purchase of non-marketable equity securities	(5,891)	(267)
Proceeds from sale of non-marketable equity securities	4,739	-
Net cash used in investing activities	(383,783)	(535,147)
Cash flows from financing activities:
Net increase in deposits	240,399	556,972
(Costs) / Proceeds related to exercise of stock options	(58)	182
Net change in short-term borrowings	(64,554)	83,490
Net cash used in share repurchase program	-	(2,140)
Cash dividends paid	(5,662)	(5,277)
Net cash provided by financing activities	170,125	633,227
Net change in cash and cash equivalents	(176,545)	111,856
Cash and cash equivalents, beginning of period	239,874	211,981
Cash and cash equivalents, end of period	$63,329	$323,837
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,303	$3,914
Income taxes paid	$4,470	$25
Supplemental disclosures of non-cash investing transactions:
Reclassifications from loans to other real estate owned	$-	$344
Net unrealized (loss) / gains on securities available for sale	$(23,492)	$13,077

See accompanying notes to the unaudited consolidated financial statements.

ALTABANCORPTM AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

Nature of operations and basis of consolidation — AltabancorpTM (“ALTA”) is a Utah corporation headquartered in American Fork, Utah and is the bank holding company for AltabankTM (the “Bank” and together with ALTA, the “Company”). The Company operates all business activities through the Bank, which was organized in 1913.  The Bank is a Utah state-chartered bank.  The Bank operates under the jurisdiction of the Utah Department of Financial Institutions (“UDFI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System; however, ALTA operates as a bank holding company under the Federal Bank Holding Company Act of 1956 and is the sole shareholder of the Bank. Both ALTA and the Bank are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers the Bank to be its sole operating segment.

The Bank is a community bank that provides highly personalized retail and commercial banking products and services to small-to-medium sized businesses and to individuals.  Products and services are offered primarily through 25 retail branches located throughout Utah and southern Idaho.  The Bank offers a full range of short-term to long-term commercial, personal, and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans to finance automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences. The Bank offers a full range of deposit services typically available in most financial institutions, including checking accounts, savings accounts, and time deposits. The Bank solicits these accounts from individuals, businesses, associations, organizations, and governmental entities.

The accompanying unaudited interim consolidated financial statements include the accounts of ALTA together with its subsidiary Bank. All intercompany transactions and balances have been eliminated.  These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements.

Use of estimates — The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management (“Management”) to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the determination of the fair value of certain financial instruments, the valuation of real estate acquired through foreclosure, deferred income tax assets, and share-based compensation.

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

FASB ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for Sale Debt Securities - describes the accounting for expected credit losses associated with AFS debt securities. Credit losses for AFS debt securities are evaluated as of each reporting date when the fair value is less than amortized cost. FASB ASC Subtopic 326-30 requires credit losses to be calculated individually, rather than collectively, using a discounted cash flow method, through which Management compares the present value of expected cash flows with the amortized cost basis of the security. An ACL is established, with a charge to the provision for credit losses (“PCL”), to reflect the credit loss component of the decline in fair value below amortized cost. If the fair value of the security increases over time, any ACL that has not been written off may be reversed through a credit to the PCL. The ACL for an available for sale debt security is limited by the amount that the fair value is less than the amortized cost, which is referred to as the fair value floor.

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

Troubled debt restructuring — Expected credit losses on financial assets modified in troubled debt restructurings (“TDRs”) are estimated under the same current expected credit loss (“CECL”) methodology that is applied to other financial assets measured at amortized cost. Expected credit losses can be evaluated either on a collective basis or on an individual basis if a TDR does not share similar risk characteristics with other financial assets.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act 2021 (the “CAA”) provide guidance regarding modification of loans as a result of the COVID-19 pandemic, including that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be: (1) related to COVID-19; (2) involve a loan that was not more than 30 days past due as of December 31, 2019; and (3) occur between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency declared by the President or (b) December 31, 2020. The CAA extended the modification relief offered under the CARES Act through the earlier of January 1, 2022, or 60 days after the end of the national emergency declared by the President.

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

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Both the Federal Financial Institution Regulatory Agencies (“FFIRA”) and the Securities and Exchange Commission (“SEC”), confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses.  These agencies have noted that there is no expectation that a less complex entity should have to implement a sophisticated model to satisfy the requirements of Update 2016-13. If an entity is using a loss rate-based method today, that entity may be able to continue with a comparable method, including the WARM method. However, compared with the method it uses today to estimate incurred losses, the entity’s assumptions and inputs will need to change to arrive at an estimate for expected credit losses that contemplates the contractual term of the financial assets adjusted for prepayments as well as reasonable and supportable forecasts.

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

Commercial and industrial:  Includes agricultural loans, commercial and industrial loans, municipal loans, and lease financing receivables.

Residential and home equity:  Includes revolving 1-4 family residential lines of credit, first lien 1-4 family residential term loans, and junior lien 1-4 family residential term loans.

Consumer and other:  Includes consumer credit cards, automobile loans, revolving consumer lines of credit, and other consumer loans.

The Company evaluates macroeconomic information, as well as internal trends in credit performance on the Company’s loan portfolio, to assist in determining current conditions and its economic forecast.  The Company uses qualitative factors as defined by the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”).  The Interagency Policy Statement notes that after determining the appropriate historical loss rate for each group of loans with similar risk characteristics, management should consider those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience. Institutions typically reflect the overall effect of these factors on a loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to the loan group. Alternatively, the effect of these factors may be reflected through separate standalone adjustments within the FAS 5 [superseded by ASC Topic 326] component of the ALLL. Both methods are consistent with GAAP provided the adjustments for qualitative or environmental factors are reasonably and consistently determined, are adequately documented, and represent estimated credit losses. For each group of loans, an institution should apply its adjusted historical loss rate, or its historical loss rate and separate standalone adjustments, to the recorded investment in the group when determining its estimated credit losses.

Note 1 — Basis of Presentation and Significant Accounting Policies – Continued

Management must exercise significant judgment when evaluating the effect of qualitative factors on the amount of the ALLL because data may not be reasonably available or directly applicable for management to determine the precise impact of a factor on the collectability of the institution’s loan portfolio as of the evaluation date. Accordingly, institutions should support adjustments to historical loss rates and explain how the adjustments reflect current information, events, circumstances, and conditions in the loss measurements. Management should maintain reasonable documentation to support which factors affected the analysis and the impact of those factors on the loss measurement. Support and documentation include descriptions of each factor, management’s analysis of how each factor has changed over time, which loan groups’ loss rates have been adjusted, the amount by which loss estimates have been adjusted for changes in conditions, an explanation of how management estimated the impact, and other available data that supports the reasonableness of the adjustments. Examples of underlying supporting evidence could include, but are not limited to, relevant articles from newspapers and other publications that describe economic events affecting a particular geographic area, economic reports and data, and notes from discussions with borrowers.

As defined by the Interagency Policy Statement, the Company considers qualitative or environmental factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical loss experience, as defined in the Interagency Guidance, including but not limited to:

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

Other real estate owned (”OREO”) — Assets acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of the carrying amount of the foreclosed loan or the fair value of the foreclosed asset, less costs to sell, at the date of foreclosure. Subsequent to foreclosure, Management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value, less selling costs. Revenues and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.

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

The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the income statement line item provision for credit losses.  The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Provision for credit loss loans	$(6,381)	$2,100	$(6,381)	$2,750
Provision for credit losses unfunded	1,381	-	1,381	-
Total provision for credit losses	$(5,000)	$2,100	$(5,000)	$2,750

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

Earnings per common share has been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Numerator
Net income	$12,700	$10,338	$22,138	$21,111
Denominator
Weighted-average number of common shares outstanding	18,876,688	18,789,561	18,870,626	18,837,209
Incremental shares assumed for stock options and RSUs	159,887	142,950	157,549	148,110
Weighted-average number of dilutive shares outstanding	19,036,575	18,932,511	19,028,175	18,985,319
Basic earnings per common share	$0.67	$0.55	$1.17	$1.12
Diluted earnings per common share	$0.67	$0.55	$1.16	$1.11

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

The following table illustrates the impact of the adoption of CECL (ASC 326):

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

Subsequent events — The Company has evaluated events occurring subsequent to June 30, 2021 for disclosure in the consolidated financial statements.

Note 2 — Investment Securities

Amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2021
U.S. Government-sponsored securities	$12,373	$252	$(3)	$(3)	$12,619
Municipal securities	30,140	989	-	-	31,129
Mortgage-backed securities	1,448,728	7,677	(13,339)	(4)	1,443,062
Corporate securities	5,000	9	-	(112)	4,897
	$1,496,241	$8,927	$(13,342)	$(119)	$1,491,707
As of December 31, 2020
U.S. Government-sponsored securities	$12,844	$369	$-	$(8)	$13,205
Municipal securities	36,010	1,277	-	-	37,287
Mortgage-backed securities	1,247,581	17,587	(134)	(8)	1,265,026
Corporate securities	5,000	5	-	(130)	4,875
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393

At June 30, 2021 and December 31, 2020, the gross unrealized losses and the fair value for securities available for sale were as follows:

	As of June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$225	$(3)	$568	$(3)	$793	$(6)
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	858,172	(13,339)	590	(4)	858,762	(13,343)
Corporate securities	-	-	2,887	(112)	2,887	(112)
	$858,397	$(13,342)	$4,045	$(119)	$862,442	$(13,461)

	As of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government-sponsored securities	$-	$-	$777	$(8)	$777	$(8)
Municipal securities	-	-	-	-	-	-
Mortgage-backed securities	76,978	(134)	1,785	(8)	78,763	(142)
Corporate securities	-	-	2,870	(130)	2,870	(130)
	$76,978	$(134)	$5,432	$(146)	$82,410	$(280)

The Company monitors the credit quality of debt securities AFS through the use of credit ratings from NRSRO to assist in the determination of any current expected credit losses. At June 30, 2021, the Company had no allowance for credit losses on AFS securities. The following table summarizes the amortized cost of AFS debt securities at June 30, 2021, aggregated by credit quality indicator.

Note 2 — Investment Securities – continued

			Gross Unrealized Losses
			Less	12
		Gross	Than	Months
	Amortized	Unrealized	12	or	Fair
(Dollars in thousands)	Cost	Gains	Months	Longer	Value
As of June 30, 2021
U.S. Government-backed securities(1)	$1,461,101	$7,929	$(13,342)	$(7)	$1,455,681
Investment grade rating	28,651	785	-	(112)	29,324
Below investment grade	-	-	-	-	-
Unrated investment securities	6,489	213	-	-	6,702
	$1,496,241	$8,927	$(13,342)	$(119)	$1,491,707
As of December 31, 2020
U.S. Government-sponsored securities(1)	$1,260,425	$17,956	$(134)	$(16)	$1,278,231
Investment grade rating	33,063	1,008	-	(130)	33,941
Below investment grade	-	-	-	-	-
Unrated investment securities	7,947	274	-	-	8,221
	$1,301,435	$19,238	$(134)	$(146)	$1,320,393

(1)	Securities backed by the full faith and credit of the U.S. Government.

The amortized cost and estimated fair value of investment securities that are available for sale at June 30, 2021, by contractual maturity, are as follows:

	Available For Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities maturing in:
One year or less	$11,785	$11,882
After one year through five years	23,612	24,225
After five years through ten years	25,449	26,402
After ten years	1,435,395	1,429,198
	$1,496,241	$1,491,707

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties and other securities may experience pre-payments.

As of June 30, 2021, the Company held 55 AFS investment securities with fair values less than amortized cost, compared to 21 at December 31, 2020. Management evaluated these investment securities and determined that the decline in value is temporary and related to the change in market interest rates since purchase. The decline in value is not related to any Company or industry specific event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity, or sooner in the event of a more favorable market interest rate environment.  In addition, the Company had no HTM securities at June 30, 2021, and December 31, 2020.

The Company sold $131 million AFS securities during the six months ended June 30, 2021, and recorded a $0.2 million gain on sale of investment securities. The Company did not sell any AFS securities during the six months ended June 30, 2020.  There were no AFS securities in a nonaccrual status at June 30, 2021 or December 31, 2020.

Note 3 — Loans and Allowance for Credit Losses

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Loans held for investment:
Commercial real estate loans:
Real estate term	$1,092,120	$1,021,880
Construction and land development	288,699	228,213
Total commercial real estate loans	1,380,819	1,250,093
Commercial and industrial loans	225,050	257,240
Consumer loans:
Residential and home equity	265,680	185,470
Consumer and other	9,378	8,948
Total consumer loans	275,058	194,418
Total gross loans	1,880,927	1,701,751
Net deferred loan fees	(7,242)	(6,255)
Total loans held for investment	1,873,685	1,695,496
Allowance for credit losses	(34,958)	(41,236)
Total loans held for investment, net	$1,838,727	$1,654,260

At June 30, 2021, the Company held 260 loans totaling $47.5 million of SBA PPP loans included in commercial and industrial loans above.  The SBA guarantees 100% of the outstanding balance, and that guarantee is backed by the full faith and credit of the United States Government.  SBA PPP loans have virtually no risk of loss and we expect the vast majority of the PPP loans to be fully forgiven by the SBA.

Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30, 2021
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$19,820	$12,848	$5,756	$2,262	$327	$41,013
Provision for credit losses	(4,653)	(1,518)	(756)	587	(41)	(6,381)
Gross loan charge-offs	-	-	-	-	(20)	(20)
Recoveries	-	1	284	20	41	346
Net loan (charge-offs) / recoveries	-	1	284	20	21	326
Balance at end of period	$15,167	$11,331	$5,284	$2,869	$307	$34,958

	Three Months Ended June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period, prior to adoption of ASC 326	$12,997	$13,677	$11,468	$2,553	$558	$41,253
Provision for credit losses	(460)	1,452	905	211	(8)	2,100
Gross loan charge-offs	(99)	(43)	(654)	-	(61)	(857)
Recoveries	69	35	41	3	39	187
Net loan (charge-offs) / recoveries	(30)	(8)	(613)	3	(22)	(670)
Balance at end of period	$12,507	$15,121	$11,760	$2,767	$528	$42,683

Note 3 — Loans and Allowance for Credit Losses – Continued

	Six Months Ended June 30, 2021
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$20,627	$10,532	$8,095	$1,662	$320	$41,236
Provision for credit losses	(5,460)	796	(2,863)	1,185	(39)	(6,381)
Gross loan charge-offs	-	-	(922)	-	(68)	(990)
Recoveries	-	3	974	22	94	1,093
Net loan (charge-offs) / recoveries	-	3	52	22	26	103
Balance at end of period	$15,167	$11,331	$5,284	$2,869	$307	$34,958

	Six Months Ended June 30, 2020
	Real	Construction	Commercial	Residential	Consumer
	Estate	and Land	and	and Home	and
(Dollars in thousands)	Term	Development	Industrial	Equity	Other	Total
Balance at beginning of period	$12,275	$6,990	$10,892	$1,118	$151	$31,426
Impact of adopting ASC 326	408	6,403	649	1,517	489	9,466
Provision for credit losses	(132)	1,752	1,092	107	(69)	2,750
Gross loan charge-offs	(113)	(73)	(1,040)	-	(183)	(1,409)
Recoveries	69	49	167	25	140	450
Net loan (charge-offs) / recoveries	(44)	(24)	(873)	25	(43)	(959)
Balance at end of period	$12,507	$15,121	$11,760	$2,767	$528	$42,683

Note 3 — Loans and Allowance for Credit Losses – Continued

Non-accrual loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans, not troubled debt restructured:
Real estate term	$1,482	$150
Construction and land development	-	-
Commercial and industrial loans	1,146	922
Residential and home equity	34	254
Consumer and other	-	-
Total non-accrual loans, not troubled debt restructured	2,662	1,326
Troubled debt restructured loans, non-accrual:
Real estate term	4,346	6,421
Construction and land development	-	-
Commercial and industrial loans	224	1,272
Residential and home equity	-	-
Consumer and other	-	-
Total troubled debt restructured loans, non-accrual	4,570	7,693
Total non-accrual loans	$7,232	$9,019

Non-performing assets as of June 30, 2021 and December 31, 2020 have not been reduced by U.S. Government guarantees of $4.0 million and $4.2 million, respectively.

Troubled debt restructure loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Accruing troubled debt restructured loans	$209	$2,774
Non-accrual troubled debt restructured loans	4,570	7,693
Total troubled debt restructured loans	$4,779	$10,467

As of June 30, 2021, TDRs totaling $5.9 million met the criteria to be delisted for reporting purposes.  To be delisted as a TDR, the Company follows established regulatory guidelines.  For a loan that is a TDR, if the restructuring agreement specifies a contractual interest rate that is a market interest rate at the time of the restructuring and the loan is in compliance with its modified terms, the loan need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. A market interest rate is a contractual interest rate that at the time of the restructuring is greater than or equal to the rate that the institution was willing to accept for a new loan with comparable risk. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms.

The below table summarize TDRs outstanding as of June 30, 2021, by year of occurrence:

	June 30, 2021
	# of	$ of	# of Non-	$ of Non-	# of	$ of
	Accruing	Accruing	accrual	accrual	Total	Total
(Dollars in thousands)	TDR	TDR	TDR	TDR	TDR	TDR
2021	-	$-	-	$-	-	$-
2020	1	10	-	-	1	10
2019	1	199	5	4,570	6	4,769
2018	-	-	-	-	-	-
Thereafter	-	-	-	-	-	-
Total	2	$209	5	$4,570	7	$4,779

Note 3 — Loans and Allowance for Credit Losses – Continued

The following tables present TDRs that occurred during the periods presented by type of modification and the TDRs for which the payment default occurred within twelve months of the restructure date.  A default on a TDR results in a transfer to nonaccrual status, a charge-off, or a combination of both.  There were no new TDRs occurring during the six months ended June 30, 2021.

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

Current and past due loans held for investment (accruing and non-accruing) are summarized as follows:

	June 30, 2021
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,083,090	$3,202	$-	$5,828	$9,030	$1,092,120
Construction and land development	288,666	33	-	-	33	288,699
Total commercial real estate	1,371,756	3,235	-	5,828	9,063	1,380,819
Commercial and industrial loans	221,904	1,776	-	1,370	3,146	225,050
Consumer:
Residential and home equity	265,601	45	-	34	79	265,680
Consumer and other	9,141	237	-	-	237	9,378
Total consumer	274,742	282	-	34	316	275,058
Total gross loans	$1,868,402	$5,293	$-	$7,232	$12,525	$1,880,927

Note 3 — Loans and Allowance for Credit Losses – Continued

	December 31, 2020
		30-89
		Days	90+ Days	Non-	Total	Total
(Dollars in thousands)	Current	Past Due	Past Due	accrual	Past Due	Loans
Commercial real estate:
Real estate term	$1,013,914	$1,395	$-	$6,571	$7,966	$1,021,880
Construction and land development	227,054	1,159	-	-	1,159	228,213
Total commercial real estate	1,240,968	2,554	-	6,571	9,125	1,250,093
Commercial and industrial loans	253,833	1,170	43	2,194	3,407	257,240
Consumer:
Residential and home equity	184,566	650	-	254	904	185,470
Consumer and other	8,703	243	2	-	245	8,948
Total consumer	193,269	893	2	254	1,149	194,418
Total gross loans	$1,688,070	$4,617	$45	$9,019	$13,681	$1,701,751

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

Note 3 — Loans and Allowance for Credit Losses – Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2021
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$1,049,629	$18,932	$23,559	$-	$1,092,120	$15,167
Construction and land development	288,319	380	-	-	288,699	11,331
Total commercial real estate	1,337,948	19,312	23,559	-	1,380,819	26,498
Commercial and industrial loans	213,591	6,104	5,305	50	225,050	5,284
Consumer loans:
Residential and home equity	264,643	-	1,037	-	265,680	2,869
Consumer and other	9,378	-	-	-	9,378	307
Total consumer	274,021	-	1,037	-	275,058	3,176
Total	$1,825,560	$25,416	$29,901	$50	$1,880,927	$34,958

	December 31, 2020
		Special			Total	Total
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loans	ACL
Commercial real estate:
Real estate term	$978,945	$17,248	$25,687	$-	$1,021,880	$20,627
Construction and land development	224,066	3,785	362	-	228,213	10,532
Total commercial real estate	1,203,011	21,033	26,049	-	1,250,093	31,159
Commercial and industrial loans	247,983	4,348	4,020	889	257,240	8,095
Consumer loans:
Residential and home equity	183,306	-	2,164	-	185,470	1,662
Consumer and other	8,948	-	-	-	8,948	320
Total consumer	192,254	-	2,164	-	194,418	1,982
Total	$1,643,248	$25,381	$32,233	$889	$1,701,751	$41,236

Note 3 — Loans and Allowance for Credit Losses – Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of June 30, 2021:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost	Total
Loans held for investment:
Commercial real estate:
Real estate term
Risk rating
Pass	$122,311	$256,571	$116,584	$75,650	$85,369	$209,569	$183,575	$1,049,629
Special mention	-	-	-	653	3,086	13,851	1,342	18,932
Substandard	-	1,223	2,755	2,408	1,407	4,462	11,304	23,559
Doubtful	-	-	-	-	-	-	-	-
Total real estate term loans	$122,311	$257,794	$119,339	$78,711	$89,862	$227,882	$196,221	$1,092,120
Construction and land development
Risk rating
Pass	$7,390	$7,957	$2,817	$7,701	$949	$8,434	$253,071	$288,319
Special mention	-	-	-	-	-	-	380	380
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction and land development loans	$7,390	$7,957	$2,817	$7,701	$949	$8,434	$253,451	$288,699
Total commercial real estate loans	$129,701	$265,751	$122,156	$86,412	$90,811	$236,316	$449,672	$1,380,819
Commercial and industrial loans
Risk rating
Pass	$38,518	$38,488	$22,136	$21,649	$12,182	$42,699	$37,919	$213,591
Special mention	-	28	-	2,304	755	108	2,909	6,104
Substandard	-	102	602	1,178	431	1,471	1,521	5,305
Doubtful	-	-	-	50	-	-	-	50
Total commercial and industrial loans	$38,518	$38,618	$22,738	$25,181	$13,368	$44,278	$42,349	$225,050
Consumer:
Residential real estate
Risk rating
Pass	$105,999	$74,682	$20,901	$14,991	$14,251	$29,416	$4,403	$264,643
Special mention	-	-	-	-	-	-	-	-
Substandard	-	590	-	45	237	165	-	1,037
Doubtful	-	-	-	-	-	-	-	-
Total residential real estate loans	$105,999	$75,272	$20,901	$15,036	$14,488	$29,581	$4,403	$265,680
Consumer and other
Risk rating
Pass	$4,043	$1,794	$1,400	$861	$424	$856	$-	$9,378
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other loans	$4,043	$1,794	$1,400	$861	$424	$856	$-	$9,378
Total consumer loans	$110,042	$77,066	$22,301	$15,897	$14,912	$30,437	$4,403	$275,058
Total gross loans	$278,261	$381,435	$167,195	$127,490	$119,091	$311,031	$496,424	$1,880,927

Note 3 — Loans and Allowance for Credit Losses – Continued

The following tables provide amortized cost basis less government guarantees of $3.8 million and $8.8 million for collateral dependent loans as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$1,871	$-	$-	$-	$-	$1,871
Construction and land development	-	-	-	-	-	-
Total commercial real estate	1,871	-	-	-	-	1,871
Commercial and industrial loans	-	432	-	-	50	482
Consumer:
Residential and home equity	560	-	-	-	-	560
Consumer and other	-	-	-	-	-	-
Total consumer	560	-	-	-	-	560
Total collateral dependent loans	$2,431	$432	$-	$-	$50	$2,913

	December 31, 2020

	Real	Accounts
(Dollars in thousands)	Estate	Receivable	Equipment	Livestock	Auto	Total
Commercial real estate:
Real estate term	$4,118	$-	$-	$-	$-	$4,118
Construction and land development	362	-	-	-	-	362
Total commercial real estate	4,480	-	-	-	-	4,480
Commercial and industrial loans	-	1,165	-	-	43	1,208
Consumer:
Residential and home equity	216	-	-	-	-	216
Consumer and other	-	-	-	-	-	-
Total consumer	216	-	-	-	-	216
Total collateral dependent loans	$4,696	$1,165	$-	$-	$43	$5,904

The following table presents the changes in the accretable yield for non-PCD loans for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$2,803	$4,247
Accretion to interest income	(532)	(1,192)
Reclassification from non-accretable difference	-	402
Balance, end of period	$2,271	$3,457

Loans and deposits to affiliates — The Company has entered into loan transactions with certain directors, principal shareholders, affiliated companies, and executive officers (“affiliates”). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total outstanding loans with affiliates were approximately $17.2 million and $11.7 million as of June 30, 2021 and December 31, 2020, respectively.  Available lines of credit for loans and credit cards to affiliates were approximately $10.9 million and $11.3 million as of June 30, 2021 and December 31, 2020, respectively.  Deposits from affiliates were $23.4 million and $7.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

Contractual amounts of off-balance sheet financial instruments were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit, including unsecured commitments of $12,276 and $12,039 as of June 30, 2021 and December 31, 2020, respectively	$813,317	$656,914
Stand-by letters of credit and bond commitments, including unsecured commitments of $1,079 and $727 as of June 30, 2021 and December 31, 2020, respectively	36,242	26,036
Unused credit card lines, all unsecured	29,237	29,111

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

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
		Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$63,329	$63,329	$239,874	$239,874
Investment securities available for sale	2	1,485,005	1,485,005	1,312,172	1,312,172
Investment securities available for sale	3	6,702	6,702	8,221	8,221
Non-marketable securities	2	4,042	4,042	2,890	2,890
Loans held for sale	2	6,672	6,672	14,152	14,152
Loans held for investment	3	1,838,727	1,792,740	1,654,260	1,618,743

Financial Liabilities:
Total deposits	2	$3,156,707	$2,862,951	$2,916,308	$2,751,715

Assets measured on a recurring and non-recurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,485,005	$6,702	$1,491,707
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	425	425

As of December 31, 2020
Fair valued on a recurring basis:
Investment securities available for sale	$-	$1,312,172	$8,221	$1,320,393
Fair valued on a non-recurring basis:
Individually evaluated loans	-	-	1,804	1,804

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

Note 6 — Income Taxes

Income tax expense was $4.0 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate for the second quarter of 2021 was 24.1%, compared with 23.6% in the second quarter of 2020.

Income tax expense was $7.0 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively.  The Company’s effective tax rate for the six months ended June 30, 2021 was 24.1% compared with 23.7% in the six months ended June 30, 2020.

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

As of June 30, 2021, the Company was categorized as well capitalized under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum common Tier 1 (“CET1”), Tier 1 risk-based capital, total risk-based capital, and Tier 1 to average assets (“Tier 1 Leverage”) capital ratios as disclosed in the table below.

The Company’s actual and required capital amounts and ratios are as follows:

	June 30, 2021
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$346,137	16.91%	$92,093	4.50%	$133,024	6.50%
Tier 1 Capital to Risk-Weighted Assets	346,137	16.91%	122,791	6.00%	163,721	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	371,877	18.17%	163,721	8.00%	204,652	10.00%
Tier 1 Leverage	346,137	9.84%	140,640	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$339,013	16.57%	$92,045	4.50%	$132,954	6.50%
Tier 1 Capital to Risk-Weighted Assets	339,013	16.57%	122,727	6.00%	163,636	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	364,740	17.83%	163,636	8.00%	204,545	10.00%
Tier 1 Leverage	339,013	9.64%	140,664	4.00%	175,830	5.00%

Note 7 — Regulatory Capital Matters - Continued

	December 31, 2020
			Minimum Capital		Well Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
CET1 Capital to Risk-Weighted Assets	$329,049	17.91%	$82,679	4.50%	$119,426	6.50%
Tier 1 Capital to Risk-Weighted Assets	329,049	17.91%	110,239	6.00%	146,985	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	352,266	19.17%	146,985	8.00%	183,732	10.00%
Tier 1 Leverage	329,049	10.47%	125,681	4.00%	NA	NA

AltabankTM
CET1 Capital to Risk-Weighted Assets	$322,783	17.59%	$82,578	4.50%	$119,280	6.50%
Tier 1 Capital to Risk-Weighted Assets	322,783	17.59%	110,104	6.00%	146,806	8.00%
Total Risk-Based Capital to Risk-Weighted Assets	345,973	18.85%	146,806	8.00%	183,507	10.00%
Tier 1 Leverage	322,793	10.18%	126,795	4.00%	158,493	5.00%

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits.  On March 15, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020.  This action eliminated reserve requirements for all depository institutions.

The Company’s Board of Directors (the “Board”) may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, dividend amounts may be correspondingly limited.

Note 8 — Incentive Share-Based Plan and Other Employee Benefits

In May 2020, on approval by and at the recommendation of the Board, ALTA’s shareholders approved a share-based incentive plan (the “Plan”). The effective date of the Plan was May 27, 2020 (the “Effective Date”).  The Plan provides for various share-based incentive awards, including incentive share-based options, non-qualified share-based options, restricted shares, and stock appreciation rights to be granted to officers, directors, and other employees. The maximum aggregate number of shares that may be issued under the Plan is 1,000,000 common shares. The share-based awards are granted to participants under the Plan at a price not less than the fair value on the date of grant and for terms of up to ten years. The Plan also allows for granting of share-based awards to directors and consultants who are not employees of the Company.

During the six months ended June 30, 2021, the Company granted 64,402 restricted stock units (“RSUs”) at a weighted-average fair value of $28.05 per unit.  All awards granted after the Effective Date and through June 30, 2021, have been under the Plan.  The RSUs generally vest over periods from one to three years. The Company recorded share-based compensation expense of $694,000 and $765,000 for the six months ended June 30, 2021 and 2020, respectively.  Additionally, the Company did not grant any options for the purchase of common shares during the six months ended June 30, 2021 and 2020, respectively.  Outstanding RSU grants will vest on an accelerated basis upon closing of the pending merger transaction, details of which are provided in Note 9 – Merger Agreement below.

Note 9 – Merger Agreement

On May 18, 2021, the Company and the “Bank, entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Glacier Bancorp, Inc., a Montana corporation (“GBCI”), and its wholly owned subsidiary, Glacier Bank, a Montana state-chartered bank. Under the terms of the Merger Agreement, the Company will merge with and into GBCI, with GBCI as the surviving entity (the “Holding Company Merger”). Immediately thereafter, the Bank will merge with and into Glacier Bank, with Glacier Bank surviving as a wholly owned subsidiary of GBCI (the “Bank Merger”).

Note 9 – Merger Agreement – Continued

Subject to the terms and conditions of the Merger Agreement, at the date and time when the Holding Company Merger becomes effective (the “Effective Time”), each share of the Company’s common stock issued and outstanding will be converted into the right to receive from GBCI 0.7971 shares of GBCI’s common stock, subject to potential adjustment as follows, in each case, as further described in the Merger Agreement (the “Merger Consideration”):

•

If the average closing price of GBCI common stock calculated in accordance with the Merger Agreement exceeds $74.15, GBCI may elect to terminate the Merger Agreement, unless the Company elects to accept a decrease in the number of shares to be issued on a per-share basis, in order to avoid termination of the Merger Agreement.

•

If the average closing price of GBCI common stock is less than $49.43, the Company may terminate the Merger Agreement, unless GBCI elects to increase on a per-share basis the number of shares of GBCI common stock in order to avoid termination of the Merger Agreement.

•	If AB Closing Capital (as defined in the Merger Agreement), after being further adjusted in accordance with the terms of the Merger Agreement, is less than $342,937,000 (subject to specified adjustments as set forth in the Merger Agreement), the per share stock consideration will be reduced on a per share basis in accordance with the formula set forth in the Merger Agreement.

Holders of the Company’s common stock will also be entitled to receive cash in lieu of fractional shares of the Company’s common stock.

Under the terms of the Merger Agreement, immediately prior to the Effective Time, each outstanding restricted stock unit under the People’s Utah Bancorp 2014 Incentive Plan, the Altabancorp 2020 Equity Incentive Plan and the People’s Utah Bancorp Amended and Restated 2008 Stock Incentive Plan (the “Company Stock Plans”) will automatically vest and be settled, and each share of the Company’s common stock issued as a result will have the right to receive the Merger Consideration and cash in lieu of fractional shares of the Company’s common stock at the Effective Time. Outstanding options to purchase shares of the Company’s common stock under the Company Stock Plans (the “Company Options”), whether vested or unvested, will be automatically canceled at the Effective Time, and the holders of Company Options will be paid in cash an amount per share equal to the spread, if any, between (a) the product of the GBCI Average Closing Price (as defined in the Merger Agreement) multiplied by the Merger Consideration (the “Total Consideration Value Per Share”) and (b) the exercise price per share of such Company Option, net of any cash which must be withheld under applicable tax laws. Any Company Option that has an exercise price per share that is greater than the Total Consideration Value Per Share will be cancelled without any payment.

Consummation of the Holding Company Merger is subject to the receipt of required regulatory approvals, and certain other customary conditions of closing, including, among others (a) approval of the Merger Agreement and the Holding Company Merger by the Company’s shareholders, (b) the absence of any actual or threatened action or proceeding to restrain, prohibit or invalidate the Holding Company Merger, (c) subject to certain exceptions, the accuracy of the representations and warranties of the Company, in the case of GBCI, and GBCI, in the case of the Company, (d) performance in all material respects by the Company, in the case of GBCI, and GBCI, in the case of the Company, of its respective obligations under the Merger Agreement, (e) the absence of an event that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement), on the Company, in the case of GBCI, and GBCI, in the case of the Company, (f) in the case of GBCI’s obligation to complete the Holding Company Merger, receipt by GBCI of an opinion from its counsel to the effect that the Holding Company Merger will be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (g) in the case of the Company’s obligation to complete the Holding Company Merger, the receipt of a similar opinion from its counsel.

During the second quarter of 2021, the Company incurred approximately $2.2 million of expenses associated with the Holding Company Merger. These expenses are recorded in acquisition-related costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of Section 27A the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe the Company’s future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations, and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), and other parts of this report that could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Form 10-Q:

•

the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations, and financial condition of the Company and GBCI;

•	changes in general economic conditions, either nationally or in the Company’s local market;
•	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on the Company’s loan portfolio than expected;
•	risks associated with the Company’s growth and expansion strategy and related costs;
•	ability to raise liquidity, either with deposits or other funding sources, to support growth in assets;
•	risks associated with the integration of current and future acquisitions;
•	increased lending risks associated with high concentration of real estate loans;
•	ability to successfully grow business in Utah and neighboring states;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	risks associated with cyber security;
•	technological changes;
•	regulatory or judicial proceedings;
•	changes in general economic, political, or industry conditions;
•	uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board;

•	volatility and disruptions in global capital and credit markets; (v) movements in interest rates; (vi) reform of LIBOR;
•	impacts of existing and increasing governmental regulation and related costs and liabilities;
•	the potential existence of significant deficiencies or material weakness in the Company’s internal control over financial reporting;
•	increased competition in the markets of the Company and GBCI;
•	the success, impact, and timing of business strategies of the Company and GBCI;
•	the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations;
•

the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company following the proposed Holding Company Merger or the expected benefits of the proposed Holding Company Merger);

•

the failure to obtain shareholder approvals or to satisfy any of the other conditions to the proposed Holding Company Merger on a timely basis or at all or other delays in completing the proposed Holding Company Merger;

•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•	the outcome of any legal proceedings that may be instituted against the Company or GBCI;
•

the possibility that the proposed Holding Company Merger may be less accretive than expected, or may be dilutive, and the anticipated benefits of the proposed Holding Company Merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and GBCI do business;

•	the possibility that the proposed Holding Company Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•

diversion of management’s attention from ongoing business operations and opportunities as a result of the proposed Holding Company Merger; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed Holding Company Merger;

•	the dilution caused by GBCI’s issuance of additional shares of its capital stock in connection with the proposed Holding Company Merger;
•	the existence of unforeseen liabilities of the Company or GBCI; and (xxii) other factors that may affect the future results of the Company and GBCI; and
•	other factors and the risks that are described from time to time in the Company’s and GBCI’s respective reports filed with the SEC.

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

Overview

ALTA is a Utah registered bank holding company organized in 1998.  As a Utah registered bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Utah Department of Financial Institutions (“UDFI”).  ALTA operates all business activities through the Bank, its wholly owned banking subsidiary, which was organized in 1913.  The Bank is a Utah state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the UDFI.

The Bank is the largest community bank in Utah.  The Bank, a full-service bank, provides loans, deposit and cash management services to businesses and individuals through 25 branch locations from Preston, Idaho to St. George, Utah. The Bank’s clients have direct access to bankers and decision-makers who work with clients to understand their specific needs and offer customized financial solutions. The Bank has been serving communities in Utah and southern Idaho for more than 100 years.  Loan growth historically has been the result of mergers and acquisitions as well as organic growth that the Bank believes was generated by seasoned relationship managers and supporting associates who provide outstanding service and quick responsiveness to its clients.  The primary source of funding for the Company’s asset growth has been the generation of core deposits, which the Company raised from its existing branch system as well as through acquisitions.

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

Holding Company Merger

On May 18, 2021, the Company and the Bank entered into the Merger Agreement with GBCI and its wholly owned subsidiary Glacier Bank, a Montana state-chartered bank. Under the terms of the Merger Agreement, the Company will merge with and into GBCI, with GBCI as the surviving entity. Immediately thereafter, the Bank will merge with and into Glacier Bank, with Glacier Bank surviving as a wholly owned subsidiary of GBCI.

Consummation of the Holding Company Merger is subject to the receipt of required regulatory approvals, and certain other customary conditions of closing, including, among others (a) approval of the Merger Agreement and the Holding Company Merger by the Company’s shareholders, (b) the absence of any actual or threatened action or proceeding to restrain, prohibit or invalidate the Holding Company Merger, (c) subject to certain exceptions, the accuracy of the representations and warranties of the Company, in the case of GBCI, and GBCI, in the case of the Company, (d) performance in all material respects by the Company, in the case of GBCI, and GBCI, in the case of the Company, of its respective obligations under the Merger Agreement, (e) the absence of an event that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement), on the Company, in the case of GBCI, and GBCI, in the case of the Company, (f) in the case of GBCI’s obligation to complete the Holding Company Merger, receipt by GBCI of an opinion from its counsel to the effect that the Holding Company Merger will be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (g) in the case of the Company’s obligation to complete the Holding Company Merger, the receipt of a similar opinion from its counsel.

The Company expects to complete the Holding Company Merger in the fourth quarter of 2021. However, the transaction could close earlier, following and subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of regulatory approvals and approval of the Company’s shareholders, in each case as further described in the Merger Agreement.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic.  Local and national governments and regulatory authorities systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, and shelter in place, stay home, and similar directives and orders.  In response to the COVID-19 pandemic and in adherence with state and local guidelines, the Company implemented its business continuity plan and other measures and activities to protect employees and, at the same time, to assist clients and the communities of which it is a part, including remote working for the majority of its employees, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program for loans to qualifying small businesses.  The Company has begun to resume some normal business operations as COVID-related restrictions have been eased, such as reopening branch lobbies and bringing some employees back to its operational facilities.  The Company’s return to full normal business operations depends on, in part, widespread vaccinations and applicable state and local transmission indices and reopening guidelines, the timing and extent of which are not yet known.

Selected Financial Information

You should read the selected financial information data set forth below in conjunction with the Company’s annual consolidated financial statements and related notes.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands, except share data)	2021	2021	2020	2020
Selected Balance Sheet Information:
Book value per share	$19.63	$18.54	$19.71	$18.63
Tangible book value per share	$18.01	$16.94	$18.21	$17.04
Non-performing loans to total loans	0.39%	0.42%	0.54%	0.39%
Non-performing assets to total assets	0.20%	0.21%	0.27%	0.21%
Allowance for credit losses to loans held for investment	1.87%	2.28%	2.43%	2.57%
Loans to Deposits	58.46%	55.85%	57.21%	62.97%

Asset Quality Data:
Non-performing loans	$7,232	$7,332	$9,064	$6,388
Non-performing assets	$7,232	$7,332	$9,064	$6,388

Capital Ratios:
Tier 1 leverage capital	9.84%	10.06%	10.47%	11.68%
Total risk-based capital	18.17%	18.41%	19.17%	19.20%
Average equity to average assets	10.18%	10.94%	11.15%	12.57%
Tangible common equity to tangible assets (1)	9.69%	9.16%	10.27%	10.55%

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Selected Financial Information:
Basic earnings per share	$0.67	$0.50	$0.55	$1.17	$1.12
Diluted earnings per share	$0.67	$0.50	$0.55	$1.16	$1.11
Net interest margin (2)	2.97%	2.91%	3.96%	2.94%	4.35%
Efficiency ratio	61.64%	57.09%	51.01%	59.43%	51.60%
Non-interest income to average assets	0.60%	0.64%	0.90%	0.62%	0.77%
Non-interest expense to average assets	2.13%	1.98%	2.39%	2.06%	2.54%
Return on average assets	1.44%	1.13%	1.52%	1.29%	1.65%
Return on average equity	14.12%	10.30%	12.06%	12.20%	12.55%
Net charge-offs	$(326)	$223	$670	$(103)	$959
Annualized net charge-offs to average loans	-0.07%	0.05%	0.16%	-0.01%	0.11%

(1)

Represents the sum of total shareholders’ equity less intangible assets all divided by the sum of total assets less intangible assets.  Intangible assets were $30.5 million, $30.1 million, $30.1 million, and $30.0 million at June 30, 2021, March 31, 2021, December 31, 2020, and June 30, 2020, respectively.

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

Pending Acquisition.  In May 2021, ALTA announced the signing of definitive agreement with GBCI, to merge with and into GBCI, with GBCI as the surviving entity.  The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed in the fourth quarter of 2021.   During the first six months of 2021, ALTA incurred approximately $2.2 million of expenses associated with the Holding Company Merger. These expenses are recorded in acquisition-related costs.  The Company expects to continue to record additional merger-related costs until the closing of the sale to GBCI.

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

	Three Months Ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$45,977	$10	0.09%	$228,032	$52	0.09%
Securities: (1)
Taxable securities	1,491,313	3,988	1.07%	645,720	3,452	2.15%
Non-taxable securities (2)	32,504	169	2.08%	45,670	229	2.02%
Total securities	1,523,817	4,157	1.09%	691,390	3,681	2.14%
Loans (3)
Real estate term	1,075,930	12,915	4.81%	945,680	13,165	5.60%
Construction and land development	268,706	4,079	6.09%	257,561	4,157	6.49%
Commercial and industrial loans	232,431	2,944	5.08%	303,809	3,885	5.14%
Residential and home equity	259,546	2,479	3.83%	175,837	2,235	5.11%
Consumer and other	9,287	156	6.73%	11,306	207	7.38%
Total loans	1,845,900	22,573	4.90%	1,694,193	23,649	5.61%

Non-marketable equity securities	4,653	23	2.01%	2,890	20	2.79%
Total interest earning assets	3,420,347	26,763	3.14%	2,616,505	27,402	4.21%
Allowance for loan losses	(41,061)			(42,213)
Non-interest earning assets	164,602			167,969
Total average assets	$3,543,888			$2,742,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$1,224,887	$602	0.20%	$911,270	$539	0.24%
Money market accounts	662,375	478	0.29%	416,458	505	0.49%
Certificates of deposit less than or equal to $250,000	116,027	231	0.80%	129,378	368	1.14%
Certificates of deposit greater than $250,000	36,166	144	1.59%	44,005	201	1.84%
Total interest bearing deposits	2,039,455	1,455	0.29%	1,501,111	1,613	0.43%
Short-term borrowings	15,257	11	0.28%	24,410	-	0.00%
Total interest-bearing liabilities	2,054,712	1,466	0.29%	1,525,521	1,613	0.43%
Non-interest bearing deposits	1,117,396			858,566
Total funding	3,172,108	1,466	0.19%	2,384,087	1,613	0.27%
Other non-interest bearing liabilities	11,040			13,490
Shareholders’ equity	360,740			344,684
Total average liabilities and shareholders’ equity	$3,543,888			$2,742,261
Net interest income		$25,297			$25,789
Interest rate spread			2.85%			3.79%
Net interest margin			2.97%			3.96%

(1)	Excludes average unrealized losses of $9.7 million and unrealized gains of $11.5 million for the three months ended June 30, 2021 and 2020, respectively.

(2)	Does not include tax effect on tax-exempt investment security income of $56,000 and $76,000 for the three months ended June 30, 2021 and 2020, respectively.
(3)	Loan interest income includes loan fees of $1.7 million for both three months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands, except footnotes)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest earning deposits in other banks and federal funds sold	$103,916	$37	0.07%	$165,566	$368	0.45%
Securities: (1)
Taxable securities	1,419,696	6,091	0.87%	547,457	6,320	2.32%
Non-taxable securities (2)	33,592	346	2.08%	48,093	482	2.02%
Total securities	1,453,288	6,437	0.89%	595,550	6,802	2.30%
Loans (3)
Real estate term	1,050,352	25,675	4.93%	940,716	26,632	5.69%
Construction and land development	258,296	7,899	6.17%	267,641	9,181	6.90%
Commercial and industrial loans	235,819	6,798	5.81%	291,543	8,791	6.06%
Residential and home equity	238,557	4,686	3.96%	173,302	4,521	5.25%
Consumer and other	9,225	329	7.21%	13,208	449	6.84%
Total loans	1,792,249	45,387	5.11%	1,686,410	49,574	5.91%

Non-marketable equity securities	3,839	46	2.39%	2,764	42	3.04%
Total interest earning assets	3,353,292	51,907	3.12%	2,450,290	56,786	4.66%
Allowance for credit losses	(41,233)			(42,174)
Non-interest earning assets	157,973			163,773
Total average assets	$3,470,032			$2,571,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand and savings accounts	$1,177,881	$1,171	0.20%	$871,676	$1,318	0.30%
Money market accounts	665,217	1,002	0.30%	384,289	1,316	0.69%
Certificates of deposit less than or equal to $250,000	117,624	492	0.84%	130,133	760	1.17%
Certificates of deposit greater than $250,000	38,957	310	1.60%	41,392	382	1.85%
Total interest bearing deposits	1,999,679	2,975	0.30%	1,427,490	3,776	0.53%
Short-term borrowings	20,564	37	0.36%	12,205	-	0.00%
Total interest-bearing liabilities	2,020,243	3,012	0.30%	1,439,695	3,776	0.53%
Non-interest bearing deposits	1,073,010			779,173
Total funding	3,093,253	3,012	0.20%	2,218,868	3,776	0.34%
Other non-interest bearing liabilities	10,716			14,684
Shareholders’ equity	366,063			338,337
Total average liabilities and shareholders’ equity	$3,470,032			$2,571,889
Net interest income		$48,895			$53,010
Interest rate spread			2.82%			4.13%
Net interest margin			2.94%			4.35%

(1)	Excludes average unrealized gains of $1.6 million and $7.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	Does not include tax effect on tax-exempt investment security income of $115,000 and $161,000 for the six months ended June 30, 2021 and 2020, respectively.
(3)	Loan interest income includes loan fees of $4.0 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earning deposits in other banks and federal funds sold	$(40)	$(2)	$(42)	$(102)	$(229)	$(331)
Taxable securities	2,885	(2,349)	536	5,532	(5,761)	(229)
Non-taxable securities	(68)	8	(60)	(149)	13	(136)
Total securities	2,817	(2,341)	476	5,383	(5,748)	(365)
Loans
Real estate term	1,689	(1,939)	(250)	2,909	(3,866)	(957)
Construction and land development	175	(253)	(78)	(312)	(970)	(1,282)
Commercial and industrial loans	(904)	(37)	(941)	(1,620)	(373)	(1,993)
Residential and home equity	890	(646)	244	1,448	(1,283)	165
Consumer and other	(35)	(16)	(51)	(142)	22	(120)
Total Loans	1,815	(2,891)	(1,076)	2,283	(6,470)	(4,187)

Non-marketable equity securities	10	(7)	3	14	(10)	4
Total interest income	4,602	(5,241)	(639)	7,578	(12,457)	(4,879)
Interest expense:
Demand and savings accounts	164	(101)	63	383	(530)	(147)
Money market accounts	227	(254)	(27)	657	(971)	(314)
Certificates of deposit less than or equal to $250,000	(35)	(102)	(137)	(68)	(200)	(268)
Certificates of deposit greater than $250,000	(33)	(24)	(57)	(21)	(51)	(72)
Short-term borrowings	-	11	11	-	37	37
Total interest expense	323	(470)	(147)	951	(1,715)	(764)
Net interest income	$4,279	$(4,771)	$(492)	$6,627	$(10,742)	$(4,115)

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2021, net interest income decreased $0.5 million, or 1.91%, to $25.3 million, compared with $25.8 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 99 basis points to 2.97% for the same comparable periods.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $797 million, or 33.78%, for the same respective periods. Average interest earning assets increased $804 million, or 30.72%, to $3.42 billion for the same comparable periods.  The percentage of average loans to total average interest earning assets decreased to 53.97% for the three months ended June 30, 2021 compared with 64.75% for the same period a year earlier.

Yield on interest earning assets declined 107 basis points to 3.14% for the three months ended June 30, 2021, compared with 4.21% for the same period a year earlier.  The decline in yield on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $650 million, or 70.74%, to $1.57 billion for the same comparable periods with the yield on cash and investment securities declining 57 basis points to 1.06% for the second quarter of 2021 compared with 1.63% for the same comparable period.  This decline is primarily the result of yield on investment securities declining 105 basis points to 1.09% for the same comparable periods as prepayment rates on mortgage-backed securities remained elevated in the second quarter of 2021.

In addition, the yield on loans declined 71 basis points to 4.90% for the second quarter of 2021 compared with 5.61% for the same comparable periods.  Average loans outstanding increased $152 million for the second quarter of 2021, or 8.95%, to $1.85 billion for the same comparable period.

For the three months ended June 30, 2021, total cost of interest bearing liabilities decreased 14 basis points to 0.29%, compared with 0.43% for the same period a year earlier and the total cost of funds decreased 8 basis points to 0.19%, compared with 0.27% for the same period a year ago.

For the three months ended June 30, 2021, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added three basis points to net interest margin.

For the six months ended June 30, 2021, net interest income decreased $4.1 million, or 7.76%, to $48.9 million, compared with $53.0 million for the same period a year earlier.  The decrease is primarily the result of net interest margins narrowing 141 basis points to 2.94% for the same comparable periods.  The narrowing of net interest margins is primarily the result of the Federal Reserve reducing benchmark rates to almost zero and an increase in the average amount of lower yielding cash and investment securities held by the Company stemming from average core deposits increasing $866 million, or 39.25%, for the same respective period. Average interest earning assets increased $903 million, or 36.85%, to $3.35 billion for the same comparable period.  The percentage of average loans to total average interest earning assets decreased to 53.45% for the six months ended June 30, 2021 compared with 68.82% for the same period a year earlier.

Yield on interest earning assets declined 154 basis points to 3.12% for the six months ended June 30, 2021 compared with 4.66% for the same period a year earlier.  The decline in yield on interest earning assets is primarily the result of the average amount of cash and investment securities held by the Company increasing $796 million, or 105%, to $1.56 billion for the same comparable periods with the yield on cash and investment securities declining 52 basis points to 0.42% for the six months ended June 30, 2021 compared with 0.94% for the same comparable periods.  This decline is primarily the result of yield on investment securities declining 141 basis points to 0.89% for the same comparable periods as prepayment rates on mortgage-backed securities remained elevated for the six months ended June 30, 2021.

In addition, the yield on loans declined 80 basis points to 5.11% for the six months ended 2021 compared with 5.91% for the same comparable period.  Average loans outstanding increased $106 million, or 6.28%, to $1.79 billion for the same comparable period.

For the six months ended June 30, 2021, total cost of interest bearing liabilities decreased 23 basis points to 0.30%, compared with 0.53% for the same period a year earlier and the total cost of funds decreased 14 basis points to 0.20%, compared with 0.34% for the same period a year ago.

For the six months ended June 30, 2021, acquisition accounting adjustments, including the accretion of loan discounts and fair value amortization on time deposits, added four basis points to net interest margin.

Financial Overview for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Interest income	$26,763	$27,402	$(639)	-2.3%
Interest expense	1,466	1,613	147	9.1%
Net interest income	25,297	25,789	(492)	-1.9%
Provision for credit losses	(5,000)	2,100	7,100	338.1%
Net interest income after provision for credit losses	30,297	23,689	6,608	27.9%
Non-interest income	5,292	6,116	(824)	-13.5%
Non-interest expense	18,855	16,275	(2,580)	-15.9%
Income before income tax expense	16,734	13,530	3,204	23.7%
Income tax expense	4,034	3,192	(842)	-26.4%
Net income	$12,700	$10,338	$2,362	22.8%

Net Income. Net income increased $2.4 million to $12.7 million for the three months ended June 30, 2021, compared with $10.3 million for the three months ended June 30, 2020. This was primarily attributable to a recapture of provision for credit losses offset by a decrease in net interest income of $0.5 million, a decrease in non-interest income of $0.8 million, an increase in income tax expense of $0.8 million and an increase in non-interest expense of $2.6 million.

Provision/(Recapture) for Credit Losses. The Company records provision/(recapture) for credit losses to earnings each period to maintain the allowance for credit losses associated with investment securities, loans held for investment, and unfunded commitments at levels that, in Management’s judgement, are adequate to absorb current expected credit losses in these portfolios.

For the three months ended June 30, 2021, the Company recorded a recapture for credit losses associated with loans held for investment of $6.4 million and provision for credit losses associated with unfunded loan commitments of $1.4 million compared with a recording of provision for credit losses for loans held for investment of $2.1 million for the same period a year ago.  The recapture of provision for credit losses is primarily the result of lower qualitative factors applied in the Company’s current expected credit losses model as forecasted economic indicators have improved and the negative effects of the COVID-19 pandemic have abated.  The provision for credit losses recorded during the three months ended June 30, 2020, reflected the deterioration in forecasted economic indicators and the economic outlook resulting from the negative effects of the COVID-19 pandemic.  The Company incurred net recoveries of $0.3 million for the three months ended June 30, 2021, compared with net charge-offs of $0.7 million for the same period a year ago.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Mortgage banking	$2,404	$3,036	$(632)	-20.8%
Card processing	1,211	917	294	32.1%
Service charges on deposit accounts	651	763	(112)	-14.7%
Net gain on sale of investment securities	-	1,441	(1,441)	-100.0%
Other	1,026	(41)	1,067	2602.4%
Total non-interest income	$5,292	$6,116	$(824)	-13.5%

Noninterest income decreased $0.8 million, or 13.47%, to $5.3 million for the three months ended June 30, 2021, compared with $6.1 million the same period a year ago.  The decrease was primarily due to the Company recording a $1.4 million gain on sale of $127 million in investment securities during the second quarter of 2020 and a $0.6 million decline in mortgage banking income as mortgage loans sold declined $26.0 million, or 34.0%, to $50.6 million for the second quarter of 2021 compared with the same period a year earlier.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Salaries and employee benefits	$10,707	$10,786	$79	0.7%
Occupancy, equipment and depreciation	1,209	831	(378)	-45.5%
Data processing	2,434	2,383	(51)	-2.1%
Marketing and advertising	330	339	9	2.7%
FDIC premiums	247	165	(82)	-49.7%
Acquisition-related costs	2,215	-	(2,215)	0.0%
Other	1,713	1,771	58	3.3%
Total non-interest expense	$18,855	$16,275	$(2,580)	-15.9%

Noninterest expense was $18.9 million for the three months ended June 30, 2021 compared with $16.3 million for the same period a year earlier.  The Company’s efficiency ratio was 61.64% for the three months ended June 30, 2021 compared with 51.01% for the same period a year ago.

Noninterest expense for the three months ended June 30, 2021 was impacted by the Company recording $2.2 million in costs associated with merger-related activities.  The Company expects to continue to record additional merger-related costs until the expected closing of the Holding Company Merger in the fourth quarter.

The increase in noninterest expense for the three months ended June 30, 2021 was also the result of higher data processing expenses due to technology investments made by the Company.  Additionally, the Company recorded higher FDIC insurance premiums in 2021 compared with 2020 as the Company was able to apply the small bank assessment credits in 2020.

Lastly, the increase in noninterest expense was also the result of higher salaries and employee benefits due to higher incentive payments paid for net loan growth and mortgage loan originations.

Income Tax Expense. The Company recorded income tax expense of $4.0 million for the three months ended June 30, 2021 compared with $3.2 million for the same period a year earlier due primarily to higher income.  For the three months ended June 30, 2021, the effective tax rate was 24.11%, compared with 23.59% for the same period a year ago.

Financial Overview for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Interest income	$51,907	$56,786	$(4,879)	-8.6%
Interest expense	3,012	3,776	764	20.2%
Net interest income	48,895	53,010	(4,115)	-7.8%
Provision for credit losses	(5,000)	2,750	7,750	281.8%
Net interest income after provision for credit losses	53,895	50,260	3,635	7.2%
Non-interest income	10,674	9,856	818	8.3%
Non-interest expense	35,400	32,436	(2,964)	-9.1%
Income before income tax expense	29,169	27,680	1,489	5.4%
Income tax expense	7,031	6,569	(462)	-7.0%
Net income	$22,138	$21,111	$1,027	4.9%

Net Income. Net income increased $1.0 million to $22.2 million for the six months ended June 30, 2021, compared with $21.1 million for the six months ended June 30, 2020. This was primarily attributable to a recapture of provision for credit losses, and an increase in non-interest income of $0.8 million, offset by a decrease in net interest income of $4.1 million, an increase in income tax expense of $0.5 million and an increase in non-interest expense of $3.0 million.

Provision/(Recapture) for Credit Losses. The Company records provision/(recapture) for credit losses to earnings each period to maintain the allowance for credit losses associated with investment securities, loans held for investment, and unfunded commitments at levels that, in Management’s judgement, are adequate to absorb current expected credit losses in these portfolios.

For the six months ended June 30, 2021, the Company recorded a recapture for credit losses associated with loans held for investment of $6.4 million and provision for credit losses associated with unfunded loan commitments of $1.4 million compared with a recording of provision for credit losses for loans held for investment of $2.8 million for the same period a year ago.  The recapture of provision for credit losses of $6.4 million associated with loans held for investment is primarily the result of lower qualitative factors applied in the Company’s current expected credit losses model as forecasted economic indicators have improved and the negative effects of the COVID-19 pandemic have abated.  The provision for credit losses of $1.4 million associated with unfunded loan commitments was the result of total unfunded loan commitments increasing $160 million, or 23.5%, for the first six months of 2021.  The provision for credit losses recorded during the first half a year ago reflected the deterioration in forecasted economic indicators and the economic outlook resulting from the negative effects of the COVID-19 pandemic. For the six months ended June 30, 2021, the Company incurred net recoveries of $0.1 million compared with net charge-offs $1.0 million for the same period a year earlier.

Non-interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Mortgage banking	$5,185	$4,746	$439	9.2%
Card processing	2,282	1,624	658	40.5%
Service charges on deposit accounts	1,343	1,543	(200)	-13.0%
Net gain on sale of investment securities	206	1,441	(1,235)	-85.7%
Other	1,658	502	1,156	230.3%
Total non-interest income	$10,674	$9,856	$818	8.3%

For the six months ended June 30, 2021, noninterest income increased $0.8 million, or 8.30% to $10.7 million, compared with the same period a year ago.  The increase is the result of $1.2 million higher other operating income, $0.7 million in higher card processing income, and $0.4 million in higher mortgage banking income even as mortgage loans sold decreased $14.3 million, or 11.3%, to $112 million compared with the same respective period a year earlier as margins on loans sold improved.

Non-interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Six Months Ended
	June 30,	June 30,	$ Better /	% Better /
(Dollars in thousands)	2021	2020	(Worse)	(Worse)
Salaries and employee benefits	$21,794	$21,630	$(164)	-0.8%
Occupancy, equipment and depreciation	2,404	2,370	(34)	-1.4%
Data processing	4,283	3,519	(764)	-21.7%
Marketing and advertising	636	771	135	17.5%
FDIC premiums	473	165	(308)	-186.7%
Acquisition-related costs	2,215	-	(2,215)	0.0%
Other	3,595	3,981	386	9.7%
Total non-interest expense	$35,400	$32,436	$(2,964)	-9.1%

For the six months ended June 30, 2021, noninterest expense was $35.4 million compared with $32.4 million for the same period a year ago.  For the six months ended June 30, 2021, the Company’s efficiency ratio was 59.43% compared with 51.60% for the same period a year earlier.

Noninterest expense for the six months ended June 30, 2021 was impacted by the Company recording $2.2 million in costs associated with merger-related activities.  The Company expects to continue to record additional merger-related costs until the expected closing of the Holding Company Merger in the fourth quarter.

The increase in noninterest expense for the six months ended June 30, 2021 was also the result of higher data processing expenses due to technology investments made by the Company.  Additionally, the Company recorded higher FDIC insurance premiums in 2021 compared with 2020 as the Company was able to apply the small bank assessment credits in 2020.

Lastly, the increase in noninterest expense was also the result of higher salaries and employee benefits due to higher incentive payments paid for net loan growth and mortgage loan originations.

Income Tax Expense. For the six months ended June 30, 2021, income tax expense was $7.0 million, compared with $6.6 million for the same period a year earlier due primarily to higher income.  For the six months ended June 30, 2021, the effective tax rate was 24.10% compared with 23.73% for the same period a year ago.

Financial Condition

Total assets were $3.5 billion at June 30, 2021, representing a 5.2% increase compared with December 31, 2020. Total loans held for investment were $1.8 billion at June 30, 2021, an increase of 11.2% from December 31, 2020. Total deposits were $3.2 billion at June 30, 2021, an increase of 8.2% compared with December 31, 2020.

Loans

The following table sets forth information regarding the composition of the loan portfolio at the end of each of the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Loans held for sale	$6,672	$14,152

Loans held for investment:
Commercial real estate loans:
Real estate term	$1,092,120	$1,021,880
Construction and land development	288,699	228,213
Total commercial real estate loans	1,380,819	1,250,093
Commercial and industrial loans	225,050	257,240
Consumer loans:
Residential and home equity	265,680	185,470
Consumer and other	9,378	8,948
Total consumer loans	275,058	194,418
Total gross loans	1,880,927	1,701,751
Net deferred loan fees	(7,242)	(6,255)
Total loans held for investment	1,873,685	1,695,496
Allowance for credit losses	(34,958)	(41,236)
Total loans held for investment, net	$1,838,727	$1,654,260

	June 30,	December 31,
(Percentage of total gross loans)	2021	2020
Loans held for investment:
Commercial real estate loans:
Real estate term	58.1%	60.1%
Construction and land development	15.3%	13.4%
Total commercial real estate loans	73.4%	73.5%
Commercial and industrial loans	12.0%	15.1%
Consumer loans:
Residential and home equity	14.1%	10.9%
Consumer and other	0.5%	0.5%
Total consumer loans	14.6%	11.4%
Total loans held for investment	100.0%	100.0%

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

Contractual maturities at June 30, 2021 were as follows:

						Rate Structure for
						Loans Maturing Over
	Maturity					One Year
			One
	One		through	After
	Year		Five	Five			Adjustable
(Dollars in thousands)	or Less		Years	Years	Total	Fixed Rate	Rate
Loans held for investment:
Commercial real estate loans:
Real estate term	$103,597		$173,189	$815,334	$1,092,120	$226,958	$761,565
Construction and land development	210,820		57,950	19,929	288,699	7,520	70,359
Total commercial real estate loans	314,417		231,139	835,263	1,380,819	234,478	831,924
Commercial and industrial loans	81,105		112,441	31,504	225,050	96,060	47,885
Consumer loans:
Residential and home equity	124,818		24,166	116,696	265,680	26,107	114,755
Consumer and other	1,295		6,199	1,884	9,378	7,776	307
Total consumer loans	126,113		30,365	118,580	275,058	33,883	115,062
Total gross loans held for investment	$521,635	(1)	$373,945	$985,347	$1,880,927	$364,421	$994,871	(1)
(1)	The sum of adjustable rate loans maturing after one year and total loans maturing within one year was $1.4 billion or 79.4% of total gross loans held for investment at June 30, 2021.

Concentrations. As of June 30, 2021, in Management’s judgment, a concentration of loans existed in real estate related loans. At that date, real estate related loans comprised 87.5% of total loans held for investment, of which 58.1% are real estate term loans, 15.3% are construction and land development loans, and 14.1% are residential and home equity loans. The Company requires collateral on real estate lending arrangements and typically maintain loan-to-value ratios of up to 85%, except for some residential construction loans of up to 95% loan-to-value provided the loan includes pre-approved long-term financing and some commercial real estate loans of up to 75% with a minimum debt coverage ratio of 1.25 times.  The Company’s concentration in commercial and industrial loans decreased to 12.0% at June 30, 2021 from 15.1% at December 31, 2020.

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

The following non-performing assets table summarizes the loans for which the accrual of interest has been discontinued, and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are TDRs, and OREO:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans, not troubled-debt restructured
Real estate term	$1,482	$150
Construction and land development	-	-
Commercial and industrial loans	1,146	922
Residential and home equity	34	254
Consumer and other	-	-
Total non-accrual, not troubled-debt restructured loans	2,662	1,326
Troubled-debt restructured loans non-accrual
Real estate term	4,346	6,421
Construction and land development	-	-
Commercial and industrial loans	224	1,272
Residential and home equity	-	-
Consumer and other	-	-
Total troubled-debt restructured, non-accrual loans	4,570	7,693
Total non-accrual loans (1)	7,232	9,019
Accruing loans past due 90 days or more	-	45
Total non-performing loans (NPL)	7,232	9,064

OREO	-	-
Total non-performing assets (NPA) (2)	$7,232	$9,064
Accruing troubled debt restructured loans	$209	$2,774
Non-accrual troubled debt restructured loans	4,570	7,693
Total troubled debt restructured loans	$4,779	$10,467
(1)

The Company estimates that approximately $195,000 and $403,000 of interest income would have been recognized on loans accounted for on a non-accrual basis for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, had such loans performed pursuant to contractual terms.

(2)	Non-performing assets as of June 30, 2021 and December 31, 2020 have not been reduced by U.S. government guarantees of $4.0 million and $4.2 million, respectively.

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

Troubled-debt Restructured Loans. A restructured loan is considered a troubled debt restructuring, or TDR, if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession in terms or a below-market interest rate to the debtor that the Company would not otherwise consider. TDRs were $4.8 million and $10.5 million at June 30, 2021 and December 31, 2020, respectively. TDRs are considered individually evaluated loans of which $4.6 million and $7.7 million were designated as non-accrual at June 30, 2021 and December 31, 2020, respectively.

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

The Company offered temporary loan payment relief to 445 businesses and 118 individuals totaling approximately $345 million to address cash flow challenges for those impacted by the COVID-19 pandemic.  The deferral period has ended for all 563 clients.  We entered into another loan payment deferment agreement with six clients, who had an initial loan payment deferment agreement.  Total dollars outstanding for these clients is $19.0 million.  There are six other clients with outstanding balances totaling $1.4 million, who have not made a subsequent loan payment for 30 days or greater, after their payment deferment agreement expired.  We have charged-off $0.1 million on these six accounts.  Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings pursuant to applicable accounting and regulatory guidance.

Under the first round of the SBA PPP loan program, the Company funded 333 loans, totaling $84.6 million.  The Company has filed 274 forgiveness applications (approximately 82%) with the SBA, totaling $69.3 million and has received loan forgiveness on 267 loans, totaling $66.1 million, or 80% of all SBA PPP loans funded.  To date, the Company has not received a denial on any loan forgiveness application submitted to the SBA.  Under the second round of the SBA PPP loan program, the Company has funded 221 loans, totaling $31.8 million.  Total SBA PPP loans decreased $13.1 million, or 21.62%, to $47.5 million at June 30, 2021, compared with $60.6 million at December 31, 2020.

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

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$-	$-
Additions	-	(344)
Write-downs	-	1
Sales	-	343
Balance, end of period	$-	$-

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

The Company used the weighted average remaining maturity (“WARM”) approach, adjusted for prepayments, to calculate CECL at June 30, 2021 and segmented its loan portfolio into seventeen loan segments based on similar risk characteristics.  Management may change the approach used to calculate current expected credit losses or loan segments from time-to-time as the Company improved credit loss estimation techniques.  The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of ACL.

The following table sets forth the activity in the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$41,013	$41,253	$41,236	$31,426
Impact of adopting ASC 326	-	-	-	9,466
Loans charged off:
Real estate term	-	(99)	-	(113)
Construction and land development	-	(43)	-	(73)
Commercial and industrial loans	-	(654)	(922)	(1,040)
Residential and home equity	-	-	-	-
Consumer and other	(20)	(61)	(68)	(183)
Total charge-offs	(20)	(857)	(990)	(1,409)
Recoveries:
Real estate term	-	69	-	69
Construction and land development	1	35	3	49
Commercial and industrial loans	284	41	974	167
Residential and home equity	20	3	22	25
Consumer and other	41	39	94	140
Total recoveries	346	187	1,093	450
Net loan charge-offs	326	(670)	103	(959)
Provision for credit losses	(6,381)	2,100	(6,381)	2,750
Ending balance ACL	$34,958	$42,683	$34,958	$42,683
Loans held for investment	$1,873,685	$1,661,634	$1,873,685	$1,661,634
Average loans	1,845,900	1,694,193	1,792,249	1,686,410
Selected ratios:
Net loan charge-offs to average loans	-0.07%	0.16%	-0.01%	0.11%
Provision for credit losses to average loans	-1.09%	0.50%	-0.56%	0.33%
Allowance for credit losses to loans held for investment	1.87%	2.57%	1.87%	2.57%

The ACL to loans held for investment was 1.87% at June 30, 2021, compared with 2.57% at June 30, 2020.  The allowance for credit losses is also adjusted based on changes to the underlying loan portfolio, changes to the Company’s historical loss rates, and adjustments to qualitative ACL factors due to changes in current conditions.

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

The following table indicates management’s allocation of the ACL in each category to total loans as of the following dates:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Commercial real estate loans:
Real estate term	$15,167	$20,627
Construction and land development	11,331	10,532
Total commercial real estate loans	26,498	31,159
Commercial and industrial loans	5,284	8,095
Consumer loans:
Residential and home equity	2,869	1,662
Consumer and other	307	320
Total consumer loans	3,176	1,982
Total	$34,958	$41,236

Investments

Investment securities were $1.5 billion at June 30, 2021 and $1.3 billion at December 31, 2020. As of June 30, 2021, the Company’s portfolio of investment securities was comprised of available for sale securities.  At June 30, 2021, the Company held no investment securities from any issuer which totaled over 10% of shareholders’ equity.

The carrying value of the Company’s portfolio of investment securities was as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Available for sale securities: (Fair Value)
U.S. Government agencies	$12,619	$13,205
Municipal securities	31,129	37,287
Mortgage-backed securities	1,443,062	1,265,026
Corporate securities	4,897	4,875
Total investment securities	$1,491,707	$1,320,393

The following table shows the amortized cost for maturities of investment securities as of June 30, 2021, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

			After One but		After Five but
	Within One Year		within Five Years		within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Government agencies	$5,239	2.11%	$6,058	2.29%	$786	3.65%	$290	2.35%	$12,373	2.30%
Municipal securities	6,546	1.75%	12,783	2.06%	10,811	2.28%	-	0.00%	30,140	2.07%
Mortgage-backed securities	-	0.00%	2,771	2.39%	10,852	2.37%	1,435,105	1.52%	1,448,728	1.53%
Other securities	-	0.00%	2,000	1.22%	3,000	0.93%	-	0.00%	5,000	1.04%
Total investment securities	$11,785	1.91%	$23,612	2.20%	$25,449	2.12%	$1,435,395	1.52%	$1,496,241	1.55%

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

Deposits

Total deposits were $3.16 billion at June 30, 2021 and $2.92 billion at December 31, 2020. The increase in total deposits is attributed primarily to monies received by clients from government relief programs and relief programs the Company offered as well as organic growth.  Non-interest bearing demand deposits were $1.1 billion, or 36.3% of total deposits at June 30, 2021 compared with $1.04 billion, or 35.7% of total deposits at December 31, 2020. Interest bearing deposits are comprised of interest bearing DDA accounts, money market accounts, regular savings accounts, certificates of deposit of $250,000 or less, and certificates of deposit of more than $250,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$1,073,010	0.00%	$779,173	0.00%
Interest bearing deposits:
Interest bearing demand and savings	1,177,881	0.20%	871,676	0.30%
Money market	665,217	0.30%	384,289	0.69%
Certificates of deposit less than or equal to $250,000	117,624	0.84%	130,133	1.17%
Certificates of deposit greater than $250,000	38,957	1.60%	41,392	1.85%
Total interest bearing deposits	1,999,679	0.30%	1,427,490	0.53%
Total	$3,072,689	0.20%	$2,206,663	0.34%

Additionally, the following table shows the maturities of CDs of $250,000 or more:

June 30,
(Dollars in thousands)	2021
Due in three months or less	$4,344
Due in over three months through six months	6,900
Due in over six months through twelve months	5,552
Due in over twelve months	17,483
Total	$34,279

Deposits are gathered from individuals, partnerships, and corporations in the Company’s market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet the Company’s funding requirements. The Company will continue to manage interest expense through deposit pricing.

Shareholders’ Equity

Shareholders’ equity totaled $370.6 million at June 30, 2021, a slight decrease of $0.5 million, or 0.14%, since December 31, 2020. The decrease in shareholders’ equity for the six months ended June 30, 2021 was primarily due to a decrease of $17.6 million in accumulated other comprehensive income offset by net income of $22.1 million for the period less dividends paid of $5.7 million.

Dividends of $0.30 per share were declared during the six months ended June 30, 2021, representing 25.6% of the net income for the same period. The Company announced a quarterly dividend of $0.17 per share on July 28, 2021, payable on August 16, 2021 for shareholders of record on August 9, 2021.  Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions, and regulatory considerations.

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

The following table sets forth capital ratios:

	Basel III
	Regulatory
	Requirements -
	Well Capitalized
	(Greater than or	AltabancorpTM
	Equal to Stated	June 30,	March 31,	June 30,
	Percentage)	2021	2021	2020
Common equity tier 1 capital	6.50%	16.91%	17.15%	17.94%
Tier 1 risk-based capital	8.00%	16.91%	17.15%	17.94%
Total risk-based capital	10.00%	18.17%	18.41%	19.20%
Tier 1 leverage capital ratio	5.00%	9.84%	10.06%	11.68%

Both ALTA and the Bank met the requirements to be defined as a “well-capitalized” institution at June 30, 2021, March 31, 2021 and June 30, 2020 for federal regulatory purposes.

Off-Balance Sheet Arrangements

The following table sets forth off-balance sheet lending commitments as of June 30, 2021:

		Payments Due by Period
	Total		One to	Three to	After
	Amounts	Less than	Three	Five	Five
Other Commitments (Dollars in thousands)	Committed	One Year	Years	Years	Years
Commitments to extend credit	$813,317	$517,299	$203,375	$26,328	$66,315
Standby letters of credit	36,242	36,242	-	-	-
Credit cards	29,237	29,237	-	-	-
Total	$878,796	$582,778	$203,375	$26,328	$66,315

Contractual Obligations

The following table sets forth significant contractual obligations as of June 30, 2021:

		Payments Due by Period
			One to	Three to	After
		Less than	Three	Five	Five
Contractual Obligations (Dollars in thousands)	Total	One Year	Years	Years	Years
Time certificates of deposit	$148,630	$83,788	$49,493	$19,570	$3,648
Deposits without stated maturity	3,008,077	3,008,077	-	-	-
Short-term borrowings	-	-	-	-	-
Total	$3,156,707	$3,091,865	$49,493	$19,570	$3,648

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. Liquidity, which is represented by cash borrowing lines, federal funds and available for sale securities, is a result of operating, investing, and financing activities, and related cash flows. To ensure funds are available at all times, the Company devotes resources to projecting, on a monthly basis, the amount of funds that will be required, and the Company maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has borrowing lines at a correspondent bank totaling $25.0 million. The Company also has a current borrowing line with the FHLB, totaling $1.3 billion at June 30, 2021, which is secured by various real estate loans pledged as collateral totaling $976.5 million and investment securities of $636.9 million.  To provide liquidity to small business lenders, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Lending Facility (“PPPLF”). Under the PPPLF, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the Small Business Administration under the Paycheck Protection Program. In addition, loans originated under the SBA PPP will receive a zero percent risk weight under the agencies’ regulatory capital rule.  The Company funded 333 applications from businesses that participated in the SBA PPP for a total of $84.6 million.  The Company participated in the PPPLF for a substantial portion of SBA PPP round one loans; such loans are no longer pledged to the PPPLF.  The Company has chosen not to participate in the PPPLF during the second round of SBA PPP loan funding.  The Company has an additional borrowing line with the Federal Reserve Bank of $470.4 million, which is secured by $479.6 million of investment securities.

The Company believes its liquid assets are adequate to address cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2021, the Company had approximately $287.7 million in net liquid assets comprised of $63.3 million in cash and cash equivalents, which includes interest bearing deposits of $27.0 million and federal funds sold of $0.8 million, $1.5 billion in available for sale investment securities and $6.7 million in loans held for sale, less $1.3 billion of available for sale securities pledged as collateral for short-term borrowings.

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

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans, and purchases and sales of investment securities. At June 30, 2020, the Company had outstanding loan commitments of $813.3 million, credit card commitments of $29.3 million and outstanding letters of credit of $36.2 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the six months ended June 30, 2021 was $170.1 million, principally from an increase in deposit balances offset by a decrease in short-term borrowings and dividends paid to shareholders during the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2021 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the risk factors and other cautionary statements contained in our other SEC filings, including our joint proxy statement/prospectus that was filed on July 21, 2021 pursuant to Rule 424(b)(3) (the “Proxy Statement/Prospectus”), which could materially affect our business, financial condition or future results. Except for as set forth in the Proxy Statement/Prospectus, there have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit Number	Description

2.1	Plan and Agreement of Merger, dated as of May 18, 2021, by and between AltabancorpTM, AltabankTM, Glacier Bancorp, Inc. and Glacier Bank

10.1	Form of Voting Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101

The following financial information from AltabancorpTM Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Income; (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity; (v) the Unaudited Consolidated Statements of Cash Flows; and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2021.

ALTABANCORPTM
/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)